Form 10-Q
period 1995-01-31
CANAL CAPITAL CORP
filed 1995-03-08
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
              For the quarterly period ended January 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from     to

                                     Commission File No. 1-8709


               Canal Capital Corporation and Subsidiaries
           (Exact name of registrant as specified in its charter)


      Delaware                                         51-0102492
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    717 Fifth Avenue, New York, NY                           10022
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (212) 826-6040


                                  NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  YES    X      NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at February 28, 1995
Common stock, $0.01 par value                4,326,930

(This document contains 24 pages)


                                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                  JANUARY 31, 1995 AND OCTOBER 31, 1994
                                                    JANUARY       OCTOBER
                                                     1995          1994
                                                  (UNAUDITED     (AUDITED)


     ASSETS :
     CURRENT ASSETS:


        CASH AND CASH EQUIVALENTS                $   (48,444)   $   33,595
        NOTES AND ACCOUNTS RECEIVABLE                604,085       675,927
        ART INVENTORY (NET OF A VALUATION
            OF $ 500,000) AT JANUARY 31,  1995 AND
            OCTOBER 31, 1994, RESPECTIVELY           500,000       500,000
        PREPAID EXPENSES AND OTHER                   170,212       206,363

                  TOTAL CURRENT ASSETS             1,225,853     1,415,885





     NON-CURRENT ASSETS:

        PROPERTY ON OPERATING LEASES, NET OF
            ACCUMULATED DEPRECIATION  OF $ 5,789,166
            AND $ 5,594,754 AT JANUARY 31,1995 AND
            OCTOBER 31, 1994, RESPECTIVELY         8,617,536     8,707,662






        ART INVENTORY NON-CURRENT                  5,629,328     5,744,132







     OTHER ASSETS:

        PROPERTY HELD FOR DEVELOPMENT OR RESALE    3,304,000     3,304,000
        LONG-TERM INVESTMENTS                        765,962       765,962
        DEFERRED LEASING AND FINANCING COSTS          22,325        23,989
        DEPOSITS AND OTHER                           165,883       165,883

                                                   4,258,170     4,259,834



                                                 $19,730,887   $20,127,513

                                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                  JANUARY 31, 1995 AND OCTOBER 31, 1994

                                                    January       October
                                                     1995          1994
                                                  (UNAUDITED     (AUDITED)

     LIABILITIES & STOCKHOLDERS' EQUITY :


     CURRENT LIABILITIES:

        SHORT-TERM BORROWINGS                    $   652,305   $   787,305
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES      1,876,534     1,918,384
        ACCRUED LITIGATION SETTLEMENT                      0             0
        INCOME TAXES PAYABLE                          30,807        50,000
        CURRENT PORTION OF LONG-TERM DEBT          3,366,000     3,366,000

               TOTAL CURRENT LIABILITIES           5,925,646     6,121,689


     LONG-TERM DEBT, LESS CURRENT PORTION          7,923,077     8,061,407

     COMMITMENTS AND CONTINGENCIES


     STOCKHOLDERS' EQUITY:

       PREFERRED STOCK, $0.01 PAR VALUE:
           5,000,000 SHARES AUTHORIZED; 2,121,803
           AND 1,783,364 SHARES ISSUED AND OUT-
           STANDING AT JANUARY 31, 1995 AND
           OCTOBER 31, 1994, RESPECTIVELY  AND
           AGGREGATE LIQUIDATION PREFERENCE OF
           $ 21,218,030  AND $ 17,833,640 AT
           JANUARY 31, & OCTOBER 31, 1994,            21,218        20,552

       COMMON STOCK, $0.01 PAR VALUE:
           10,000,000 SHARES AUTHORIZED; 5,313,794
           SHARES ISSUED AND OUTSTANDING AT
           OCTOBER 31, 1994, RESPECTIVELY             53,138        53,138

       PAID-IN CAPITAL                            26,329,941    26,262,346

       RETAINED EARNINGS (DEFICIT)                (8,109,845)   (7,979,331)

       LESS-VALUATION RESERVE                     (1,408,743)   (1,408,743)

       LESS-986,865 SHARES OF COMMON STOCK
        HELD IN TREASURY, AT COST                 (11,003,54)   (11,003,54)


                                                   5,882,164     5,944,417


                                                 $19,730,887   $20,127,513

               CANAL CAPITAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND  1994

                                           JANUARY 31,  JANUARY 31,
                                              1995          1994
                                           (UNAUDITED)  (UNAUDITED)



REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                 $     49,345   $          0
    RENTAL INCOME                            513,730        530,679
    GROUND LEASE INCOME                      248,000        251,300
    VOLUME BASED RENTAL INCOME               223,169        172,101
    OTHER INCOME                               7,247          6,543

                                           1,041,491        960,623


 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                  24,878              0
    LABOR, OPERATING AND MAINTENANCE         200,175        207,166
    DEPRECIATION AND AMORTIZATION             91,073        118,147
    TAXES OTHER THAN INCOME TAXES             96,300        108,300
    PROVISION FOR LITIGATION SET.                  0              0
    BAD DEBT EXPENSE                               0              0
    GENERAL AND ADMINISTRATIVE                22,565         20,838

                                             434,991        454,451

INCOME FROM REAL ESTATE OPERATIONS           606,500        506,172


ART OPERATIONS:
 ART REVENUES:
    SALES                                    101,750        106,400
    OTHER REVENUES                                 0              0


                                             101,750        106,400

 ART EXPENSES:

    COST OF ART SOLD                         117,834        115,043
    VALUATION RESERVE                              0              0
    DEPRECIATION AND AMORTIZATION                  0              0
    SELLING, GENERAL AND ADMIN.               32,678         15,331


                                             150,512        130,374

LOSS FROM ART OPERATIONS                     (48,762)       (23,974)


              CANAL CAPITAL CORPORATION & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND  1994
   Continued ...
                                         JANUARY 31,    JANUARY 31,
                                             1995           1994
                                         (UNAUDITED)    (UNAUDITED)


GENERAL AND ADMINISTRATIVE EXPENSE          (298,944)      (299,634)

WRITE-OFF DUE TO  LEASE TERMINATION                0              0



INCOME (LOSS) FROM OPERATIONS                258,794        182,564

OTHER INCOME (EXPENSE):

GAIN ON SALE OF L-T INVESTMENTS                    0        333,278
LOSS ON WRITE-DOWN OF L-T INVESTMENTS              0              0
INTEREST & OTHER INCOME                        6,800         10,439
INTEREST EXPENSE                            (327,630)      (312,089)


                                            (320,830)        31,628

GAIN (LOSS) BEFORE PROVISION FOR             (62,036)       214,192
INCOME TAXES AND EXTRAORDINARY GAIN


(PROVISION) BENEFIT FOR INCOME TAXES               0              0

NET INCOME (LOSS) BEFORE                     (62,036)       214,192
EXTRAORDINARY GAIN


EXTRAORDINARY GAIN ON RETIREMENT OF
DEBT,(NET OF TAXES OF $ 0)                         0              0

NET INCOME (LOSS)                            (62,036)       214,192


PREFERRED STOCK DIVIDEND                     (68,478)       (29,480)

NET INCOME (LOSS) APPLICABLE TO          $  (130,514)   $   184,712
COMMON SHARES

PER COMMON SHARE AMOUNTS:

  GAIN (LOSS) FROM OPERATIONS            $     (0.03)   $      0.04
  EXTRAORDINARY GAIN ON RET. OF DEBT            0.00           0.00

  NET INCOME (LOSS) PER COMMON SHARE     $     (0.03)   $      0.04



                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
                                                 1995           1994
                                             (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                        $     (62,036)   $   214,192


 ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 WRITE-OFF IN CONNECTION WITH LEASE TERM.             -              -
 PROVISION FOR LITIGATION SETTLEMENT                  -              -
 EXTRAORDINARY GAIN ON RET. OF DEBT                   -              -

 DEPRECIATION AND AMORTIZATION                   96,076        119,704
 GAIN  ON SALE OF REAL ESTATE                   (24,467)             -
 DEFERRED TAX PROVISION                               -              -
 ADJUSTMENTS TO NOTES RECEIVABLE                      -              -
 GAIN FROM SALE OF LONG-TERM INVESTMENTS              -              -
 VALUATION RESERVE - ART INVENTORY                    -              -
CHANGES IN ASSETS AND LIABILITIES:
 RECEIVABLES, NET                                71,842         (5,878)
 ART INVENTORY, NET                             114,804        239,674
 PREPAID EXPENSES AND OTHER, NET                 27,255        159,907
 PAYABLES AND ACCRUED EXPENSES, NET             (61,043)      (216,045)

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                      162,431        511,554

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALE OF L-T INVESTMENTS                 -              -
PROCEEDS FROM SALES OF REAL ESTATE               49,345              -
CAPITAL EXPENDITURES                            (20,485)        (3,770)

NET CASH PROVIDED (USED) IN INVESTING
ACTIVITIES                                       28,860         (3,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS (REPAYMENT) OF S-T BORROWINGS         (135,000)       475,000
REPAYMENT OF LONG-TERM DEBT OBLIGATIONS        (138,330)       (21,780)


NET CASH USED BY FINANCING ACTIVITIES          (273,330)      (496,780)

NET INCREASE (DECREASE) IN CASH                 (82,039)        11,004
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                        33,595         23,750


CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                    $     (48,444)  $     34,754




NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $ 19,000 AND $ 26,000, AND INTEREST PAYMENTS OF $ 328,000 AND $ 300,000 IN THE THREE MONTH PERIODS ENDED JANUARY 31, 1995 AND 1994, RESPECTIVELY.



CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 1994 (AUDITED) AND
FOR THE THREE  MONTHS ENDED JANUARY 31, 1995 (UNAUDITED)



                         COMMON STOCK           PREFERRED STOCK
                          NUMBER                   NUMBER
                            OF                       OF
                          SHARES     AMOUNT        SHARES        AMOUNT

BALANCE, OCT. 31, 1993   5,313,794     $53,138      1,783,364       $17,834
 NET INCOME (LOSS)          -           -             -             -
 PREF. STOCK DIVIDEND       -           -             271,830         2,718
 RESERVE                    -           -             -             -

BALANCE, OCT. 31, 1994   5,313,794      53,138      2,055,194        20,552
 NET INCOME (LOSS)          -           -             -             -
 PREF. STOCK DIVIDEND       -           -              66,609           666
 RESERVE                    -           -             -             -

BALANCE, JAN. 31, 1995   5,313,794     $53,138      2,121,803       $21,218



                                    RETAINED                    TREASURY
                         PAID-IN    EARNINGS      VALUATION      STOCK,
                         CAPITAL    (DEFICIT)      RESERVE       AT COST

BALANCE, OCT. 31, 1993 $25,930,799  ($9,028,106) ($1,015,535) ($11,003,545)
 NET INCOME (LOSS)          -         1,362,331        -             -
 PREF. STOCK DIVIDEND      331,547     (313,556)       -             -
 RESERVE                    -           -           (393,208)        -


BALANCE, OCT. 31, 1994  26,262,346   (7,979,331)  (1,408,743)  (11,003,545)
 NET INCOME (LOSS)          -           (62,036)       -             -
 PREF. STOCK DIVIDEND       67,595      (68,478)       -             -
 RESERVE                    -            -             -             -


BALANCE, JAN. 31, 1995 $26,329,941  ($8,109,845) ($1,408,743) ($11,003,545)



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JANUARY 31, 1995
                                (UNAUDITED)

1.   GENERAL

     Canal Capital Corporation ( Canal ), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly owned subsidiary of Canal-Randolph Corporation until June 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal s common stock, under a plan of complete liquidation.

     Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate properties and art operations, consisting mainly of the acquisition of art for resale. In the past Canal engaged in the trading of and investing in securities. Canal s trading activities were severely curtailed in fiscal 1991 and not engaged I at all in fiscal years 1992 through 1994.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of the renegotiated agreement with its variable rate mortgage noteholders. Of the required sinking fund payment of $1,760,000 due on May 15, 1994, $795,000 remains outstanding. The noteholders had extended the due date of this payment to February 15, 1995. Management is currently negotiating a new agreement with the noteholders which will revise the repayment schedule and extend the maturity of the notes at least two additional years. While management believes that this agreement will be renegotiated, there can be no assurance that these efforts will be successful. The noteholders could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company would not have available cash to meet this obligation. Third, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Fourth, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fifth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any a d justments that might result from the resolution of these other uncertainties.

     In   the  past  three  years,  Canal  has  made  significant  cuts  in
expenditures   and plans to further reduce the level of its art inventories to enhance current cash flows.

     Management believes that its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its cost cutting program in itself will be sufficient to fund operating cash requirements.


2.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 1995 and the results of its operations and its cash flows for the three month period ended January 31, 1995. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements for the three years ended October 31, 1994 and the notes thereto are contained in Canal s 1994 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1995.


3.   Reclassification

     Certain amounts have been reclassified to conform to the current year s presentation.


4.   Notes Receivable

     Included in the notes and accounts receivable were notes from real estate sales in the amount of $175,000 at January 31, 1995 and October 31, 1994.

5.   LONG TERM INVESTMENTS

     At January 31, 1995, the long-term investments consisted of the following:

    (Thousands of Dollars)       January 31, 1995     October 31, 1994

    Aggregate market value..........   $ 740                $ 969

    Aggregate carrying value........   $ 766                $ 766


     At various times, Canal has investments in the equity securities of companies in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At January 31, 1995, 100% of the market value of Canal s long-term investments was invested in equity securities of companies in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal s officers and directors also serve as officers and/or directors of some of these companies.


6.   ART OPERATIONS

     Canal s art dealing operations are carried on through various consignment and joint venture agreements relating to its antiquities and contemporary art inventories.

     In November 1989, Canal entered into a cost and revenue sharing agreement with the Slander-O Reilly Galleries in New York City, in connection with their exclusive representation of Jules Olitski, a world renowned artist in contemporary paintings. Canal purchased a number of Olitski paintings for resale. This agreement expired December 1, 1994. Canal currently owns 62 Olitski paintings which it holds for resale.

     Management estimates it may take two to five years to dispose of its current art inventory. The Company s ability to dispose of its art inventory is dependent at least in part, in general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is very competitive. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Canal has its art inventory appraised by an independent appraiser annually. The 1994 appraisal covered approximately 80% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 20% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1993 the Company recognized a $300,000 valuation allowance against its art inventory to reduce the inventory value to its estimated net realizable values. This valuation reserve was increased to $500,000 in fiscal 1994. These estimates were based in part on the Company s history of losses sustained on art sales in the current and previous years.


     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management s best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the valuation reserve on the current portion of the inventory has effectively reduced inventory to its estimated net realizable value.


     The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will be used to reduce the Company s outstanding debt. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and rescheduling of debt. Because of the alternatives in raising cash to meet its debt requirements available to the Company, it does not anticipate any extraordinary losses associated with the sale of its art inventory in fiscal 1995.


     Canal s art operations have generated operating losses of $49,000 and $24,000 on revenues of $102,000 and $106,000 for the three months ended January 31, 1995 and 1994, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had $500,000 and $568,000 of art inventory on consignment with third party dealers at January 31, 1995 and October 31, 1994, respectively. Antiquities and contemporary art represented 56% ($3,402,000) and 44% ($2,727,000), 56% ($3,517,000) and 44%
($2,727,000) of total art inventory at January 31, 1995 and October 31, 1994, respectively.


     The amount recorded as the current portion of art inventory represents management s estimate of the inventory expected to be sold during the next twelve months. The Company recorded a $500,000 valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years.




7.   Property and Equipment

     Included in buildings and equipment were the cost of buildings of approximately $5 million at January 31, 1995 and October 31, 1994.




8.   VALUATION RESERVE

     The Valuation Reserve represents the excess of the additional minimum pension liability required under the provisions of SFAS No. 87 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for the pension benefits of the former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The excess will effectively be expenses over time as actuarial computations of annual pension cost (made in accordance with SFAS No. 87) recognize the deficiency that exists.

9.   BORROWINGS

     At January 31, 1995, substantially all of Canal s real properties, the stock of certain subsidiaries, the long-term investments and a substantial portion of its antiquities inventories are pledged as collateral to secure its short-term borrowings and the following long-term obligations:

                                          January 31,      October 31,
                                              1995            1994
                                          (Unaudited)        (Audited)

(Thousands of Dollars)
Variable rate mortgage notes due
 May 15, 1996.............................   $ 7,835        $ 7,960
11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,381           1,391
9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       424            425
10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       499             501

Other ....................................     1,150           1,150

Total ....................................    11,289          11,427

Less -- current maturities ...............     3,366           3,366

Long-term debt ...........................   $ 7,923         $ 8,061

     Canal s variable rate mortgage notes matured May 15, 1993. The remaining two noteholders have extended the notes, under essentially the same terms, for a period of three years. The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock and required certain sinking fund payments in the first and second years of the agreement. At January 31, 1995 the Company was in technical default of the renegotiated agreement with its variable rate mortgage noteholders. Of the required sinking fund payment of $1,760,000 due on May 15, 1994, $795,000
remains  outstanding.    The  noteholders had extended the due date of this
payment to February 15, 1995. Management is currently negotiating a new agreement with the noteholders which will revise the repayment schedule and extend the maturity of the notes at least two additional years. While management believes that the noteholders will continue to extend the due date of this payment and ultimately renegotiate the current agreement, there is no assurance that this will occur. Absent such extensions or agreement, the noteholders could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company would note have the available cash to meet this obligation. On May 15, 1995 an additional sinking fund payment of $1.8 million will be due under this agreement.

     In July, 1993, Canal completed the renegotiation of its secured line of credit with Rabobank Nederland for an additional three year period ending March 31, 1996. Among other things the revised terms required the Company to maintain a minimum net worth of $5 million, pay interest at the rate of prime plus 1.5% (increasing to 2.0% and 2.5% in the second and third years of the agreement, respectively) on an outstanding borrowings and repay the line of credit through a combination of scheduled repayments and participation by the bank in the proceeds from sale of certain assets by March 13, 1996. At January 31, 1995 the balance due under this secured line of credit was $652,000. In addition, Rabobank has issued a letter of credit on Canal s behalf in the amount of approximately $95,000. Canal has classified the entire credit line as a current liability. To date, Canal has met all of its obligations under the renegotiated secured line of credit.

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                For the Three Months Ended January 31, 1995



Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of the renegotiated agreement with its variable rate mortgage noteholders. Of the required sinking fund payment of $1,760,000 due on May 15, 1994, $795,000 remains outstanding. The noteholders had extended the due date of this payment to February 15, 1995. Management is currently negotiating a new agreement with the noteholders which will revise the repayment schedule and extend the maturity of the notes at least an additional two years. While management believes that this agreement will be renegotiated, there can be no assurance that these efforts will be successful. The noteholders could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company would not have available cash to meet this obligation. Third, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Fourth, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fifth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any a d justments that might result from the resolution of these other uncertainties.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $76,000 or 7% to $1,143,000 for the three month period ended January 31, 1995. The 1995 revenue increase is due primarily to an increase in the proceeds from the sale of real estate.

1995 vs. 1994

     Canal s operations generated a net loss of $62,000 as compared to net income of $214,000 for the three month period ended January 31, 1995. Included in the fiscal 1994 results was a $333,000 gain on the sale of long-term investments. There was no similar transaction in 1995.


Real Estate Operations

     Canal s real estate properties located in six midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operations (which operates on land leased from the Company) and consists of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In connection with the 1989 sale of its stockyards operations, Canal entered into a master lease (the Lease ) with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyards operations. The Lease is a ten year lease renewable at the purchaser s option for an additional ten year period, with escalating annual rentals. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards.


Real Estate Revenues

     Canal s principal real estate operating revenues are derived from the Lease, income from the volume based rental leases with meat packing companies located near the stockyards, rental income from its five Exchange Building, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Canal has continued its program of developing what was excess stockyard property.

     Real estate revenues for the three months ended January 31, 1995 of $1.0 million accounted for 91.1% of the 1995 revenues as compared to revenues of $1.0 million or 90.0% for the same period in 1994. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (49.3% and 55.2%), Ground lease income (23.8% and 26.2%), volume based rental income (21.5% and 17.9%) and sale of real estate and other income (5.4% and 0.7%) for the 1995 and 1994 periods, respectively.

Real Estate Expenses

     Real estate expenses for the three months ended January 31, 1995 of $435,000 decreased by $20,000 (4.3%) from $455,000 for the same period in 1994. Real estate expenses are comprised of labor, operating and maintenance (46.0% and 45.6%), depreciation and amortization (20.9% and 26.0%) taxes other than income taxes (22.1% and 23.8%), cost of real estate sold (5.7% and 0.0%) and general and administrative expenses (5.3% and 4.6%) for the 1995 and 1994 periods, respectively. The 1995 decrease in expenses is due to reductions of both depreciation expenses and real estate taxes primarily the result of the property sales in fiscal 1994.


Art Operations

     Management estimates it may take two to five years to dispose of its current art inventory. The Company s ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1994 appraisal covered approximately 80% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 20% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1993 the Company recognized a $300,000 valuation allowance against its art inventory to reduce the inventory value to its estimated net realizable value. This valuation reserve was increased to $500,000 in fiscal 1994. These estimates were based in part on the Company s history of losses sustained on art sales in the current and previous years.

     The valuation allowance represents management s best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicted on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved. The Company does not believe that it is possible to calculate a provision on the long-term portion of the inventory as such a calculation would involve assumptions of a highly speculative nature including estimates of future market and net realizable values. The Company will continually monitor the market for its product and will make adjustments to the value of its art inventory as such adjustments become necessary.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management s best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the provision on the current portion of the inventory has effectively reduced inventory to its estimated net realizable value.

     The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will go to reduce the Company s outstanding debt. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and rescheduling of debt. Because of the available alternatives, the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1995.


Art Revenues

     Art revenues of $102,000 for the three months ended January 31, 1995 decreased $4,000 (4.4%) from $106,000 for the same period in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission on sale of art owned by third parties (0.0% and 0.0%) for the 1995 and 1994 periods, respectively.


Art Expenses

     Art expenses for the three months ended January 31, 1995 of $151,000 increased by $21,000 (15.4%) from $130,000 for the same period in 1994. Art expenses consisted of cost of art sold (78.3% and 88.2%) and selling, general and administrative expenses (21.7% and 11.8%) for the 1995 and 1994 periods, respectively.


General and Administrative

     General and administrative expenses for the three months ended January 31, 1995 of $299,000 was virtually unchanged from the $300,000 for the same period in 1994. The major components of general and administrative expenses are officers salaries (32.8% and 32.7%), rent (9.3% and 10.7%), legal and professional fees (19.0% and 12.5%), insurance (11.5% and 11.0%) and office salaries (10.1% and 9.9%) for the 1995 and 1994 periods, respectively.

Gain on Sale of Long-term Investments

     For the three month periods ended January 31, 1994 Canal recognized gains on the sale of long-term investments of $333,000. The proceeds from the 1994 sale of long-term investments (approximately $500,000) were used to reduce the outstanding balance of short-term borrowings. There were no similar transactions in fiscal 1995.


Interest Expense

     Interest expense for the three months ended January 31, 1995 of $328,000 increased by $16,000 (5.0%) from $312,000 for the same period in 1994. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.


Inflation

     With the sale of its stockyard operations, Canal s operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal s debt agreements carry variable interest rates.


Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of the renegotiated agreement with its variable rate mortgage noteholders. Of the required sinking fund payment of $1,760,000 due on May 15, 1994, $795,000 remains outstanding. The noteholders had extended the due date of this payment to February 15, 1995. Management is currently negotiating a new agreement with the noteholders which will revise the repayment schedule and extend the maturity of the notes at least an additional two years. While management believes that this agreement will be renegotiated, there can be no assurance that these efforts will be successful. The noteholders could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company would not have available cash to meet this obligation. Third, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Fourth, the Company is is involved in litigation with a major tenant in Sioux City, Iowa. Fifth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

     Canal s variable rate mortgage notes matured May 15, 1993. The remaining two noteholders have extended the notes, under essentially the same terms, for a period of three years. The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock and requires certain sinking fund payments in the first and second years of the agreement. At January 31, 1995 the Company was in technical default of the renegotiated agreement with its variable rate mortgage noteholders. Of the required sinking fund payment of $1,760,000 due on may 15, 1994, $795,000 remains outstanding. The noteholders had extended the due date of this payment to February 15, 1995. Management is currently negotiating a new agreement with the noteholders which will revise the repayment schedule and extend the maturity of the notes at least two additional years. While management believes that the noteholders will continue to extend the due date of this payment and ultimately renegotiate the current agreement, there is no assurance that this will occur. Absent such extensions or agreement, the noteholders could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company would not have the available cash to meet this obligation. On May 15, 1995 an additional sinking fund payment of $1.8 million will be due under this agreement.

     In July 1993, Canal completed the renegotiation of its secured line of credit with Rabobank Nederland for an additional three year period ending March 31, 1996. Among other things the revised terms require the Company to maintain a minimum net worth of $5 million, pay interest at the rate of prime plus 1.5% (increasing to 2.0% and 2.5% in the second and third years of the agreement, respectively) on any outstanding borrowings and repay the l i ne of credit through a combination of scheduled repayments and participation by the bank in the proceeds from sale of certain assets by March 31, 1996. At January 31, 1995 the balance due under this secured line of credit was $652,000. In addition, Rabobank has issued a letter of credit on Canal s behalf in the amount of approximately $95,000. Canal has classified the entire credit line as a current liability. To date, Canal has met all of its obligations under the renegotiated secured line of credit.

     As part of the Company s 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. As of January 31, 1995 the payment has not been made. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt.

     Net cash generated by operations in the first three months of fiscal 1995 was $162,000. Cash and cash equivalents decreased by $82,000 in 1995. Substantially all of the 1994 cash generated coupled with the proceeds from the sale of real estate of $50,000 and a reduction of the art inventory of $115,000 was used to reduce short term borrowings, accrued expenses and outstanding debt.

     During the first three months of fiscal 1995 Canal reduced short term borrowings by $135,000, accrued expenses by $42,000, its variable rate mortgage notes by $125,000 and other long-term debt by $13,000. The net debt reduction for the first three months of fiscal 1995 was $315,000.

     At January 31, 1995 the Company s current liabilities exceeded current assets by $4.7 million which was virtually unchanged from October 31, 1994. Required principal repayments under Canal s current debt agreements for the next twelve months total $3.5 million.

     The Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company s annual revenues. To date, the stockyard operator has met all of its obligations under the lease. Management does not anticipate any changes in this situation for the remainder of the lease.

     Management believes that the cash flow from operations will be sufficient to support its ongoing operations, but not its required principal repayments, in the next twelve months. Management believes that the required principal repayments can be met by a combination of sales of long-term investments, sales of art, sales of real estate and by incurring new debt. Additionally, management may seek to raise new capital for the Company through private placement sales of its securities. However, there can be no assurance that the Company s efforts in this regard will be successful. If these funds are not raised, the creditors could hold the Company in default and demand immediate payment of the outstanding balances. In which case, the Company would not have the available cash to meet this obligation.

                                  PART II

                             OTHER INFORMATION

Item 1:        Legal Proceedings:

               See Item 3 of Canal s October 31, 1994 Form 10-K.

Item 2 and 3:

               Not applicable.

Item 4:        Submission of Matters to a Vote of Security Holders:

               None.

Item 5:        Other Information:

               None.

Item 6:        Exhibits and Reports on Form 8-K:

               (A)  Not applicable.
               (B) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                 SIGNATURES



          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Canal Capital Corporation
                                              Registrant




                                        Reginald Schauder
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer




Date: March 14, 1995