Form 10-Q/A
period 1995-01-31
CANAL CAPITAL CORP
filed 1995-04-27
CIK 101821

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

(This document contains 24 pages)



                                 SIGNATURES



          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant had duly caused this ammended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Canal Capital Corporation
                                              Registrant




                                        Reginald Schauder
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer




Date: April 27, 1995































                                     24