Form 10-Q
period 1995-04-30
CANAL CAPITAL CORP
filed 1995-06-05
CIK 101821

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended April 30, 1995

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


  Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


      Title of each class          Shares outstanding at May 31, 1995
  Common stock, $0.01 par value                4,326,930

  (This document contains 26 pages)





                       CANAL CAPITAL CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         APRIL 30, 1995 AND OCTOBER 31, 1994

                                                  APRIL 30,      OCTOBER 31,
                                                    1995            1994
                                                 (UNAUDITED)      (AUDITED)


     ASSETS :
     CURRENT ASSETS:


        CASH AND CASH EQUIVALENTS              $      44,732   $      33,595
        NOTES AND ACCOUNTS RECEIVABLE                483,666         675,927
        ART INVENTORY (NET OF A VALUATION
         OF $ 500,000) AT APRIL 30,1995 AND
         OCTOBER 31, 1994 , RESPECTIVELY             500,000         500,000
        PREPAID EXPENSES AND OTHER                   203,823         206,363

                 TOTAL CURRENT ASSETS              1,232,221       1,415,885




     NON-CURRENT ASSETS:

        PROPERTY ON OPERATING LEASES, NET OF
         ACCUMULATED DEPRECIATION  OF $ 5,884,032
         AND $ 5,594,754 AT APRIL 30,1995 AND
         OCTOBER 31, 1994 , RESPECTIVELY           8,526,873       8,707,662





        ART INVENTORY NON-CURRENT                  5,629,328       5,744,132




     OTHER ASSETS:

        PROPERTY HELD FOR DEV. OR RESALE           3,291,160       3,304,000
        LONG-TERM INVESTMENTS                        765,962         765,962
        DEFERRED LEASING AND FINANCING COSTS          20,659          23,989
        DEPOSITS AND OTHER                           165,884         165,883

                                                   4,243,665       4,259,834


                                               $  19,632,087   $  20,127,513


                          CANAL CAPITAL CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          APRIL 30, 1995 AND OCTOBER 31, 1994


                                                  April 30,      October 31,
                                                    1995            1994
                                                 (UNAUDITED)      (AUDITED)
     LIABILITIES & STOCKHOLDERS' EQUITY :

     CURRENT LIABILITIES:
        SHORT-TERM BORROWINGS                  $     637,305   $     787,305

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES      1,890,408       1,918,384
        ACCRUED LITIGATION SETTLEMENT                      0               0
        INCOME TAXES PAYABLE                          41,255          50,000
        CURRENT PORTION OF LONG-TERM DEBT            686,000       3,366,000

              TOTAL CURRENT LIABILITIES            3,254,968       6,121,689

     LONG-TERM DEBT, LESS CURRENT PORTION         10,587,477       8,061,407

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       PREFERRED STOCK, $0.01 PAR VALUE:
        5,000,000 SHARES AUTHORIZED; 2,212,767
        AND 1,783,364 SHARES ISSUED AND OUT-
        STANDING AT APRIL 30, 1995 AND
        OCTOBER 31, 1994, RESPECTIVELY  AND
        AGGREGATE LIQUIDATION PREFERENCE OF
        $ 22,127,670  AND $ 17,833,640 AT APR 30,
        1995 & OCT 31, 1994, RESPECTIVELY             21,218          20,552


       COMMON STOCK, $0.01 PAR VALUE:
        10,000,000 SHARES AUTHORIZED; 5,313,794
        SHARES ISSUED AND OUTSTANDING AT APR 30,
        1995 & OCT 31,1994, RESPECTIVELY              53,138          53,138

       PAID-IN CAPITAL                            26,387,254      26,262,346

       RETAINED EARNINGS (DEFICIT)               (8,260,590)     (7,979,331)

       LESS-VALUATION RESERVE                    (1,408,743)     (1,408,743)

       LESS-986,865 SHARES OF COMMON STOCK
        HELD IN TREASURY, AT COST               (11,003,545)    (11,003,545)

                                                   5,789,642       5,944,417


                                               $  19,632,087   $  20,127,513


                        CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND  1994



                                                 1995          1994
                                              (UNAUDITED)  (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                 $     77,613   $          0
       RENTAL INCOME                          1,050,605      1,089,768

       GROUND LEASE INCOME                      489,500        482,600
       VOLUME BASED RENTAL INCOME               389,262        309,626
       OTHER INCOME                              14,599         11,803
                                              2,021,579      1,893,797
    REAL ESTATE EXPENSES:

       COST OF REAL ESTATE SOLD                  47,644              0
       LABOR, OPERATING AND MAINTENANCE         433,118        442,157
       DEPRECIATION AND AMORTIZATION            182,198        236,293
       TAXES OTHER THAN INCOME TAXES            192,602        216,600

       PROVISION FOR LITIGATION SET.                  0              0
       BAD DEBT EXPENSE                               0              0
       GENERAL AND ADMINISTRATIVE                45,376         40,883
                                                900,938        935,933


   INCOME FROM REAL ESTATE OPERATIONS         1,120,641        957,864

   ART OPERATIONS:
    ART REVENUES:

       SALES                                    101,750        139,900
       OTHER REVENUES                             6,540              0
                                                108,290        139,900

    ART EXPENSES:

       COST OF ART SOLD                         117,834        143,838
       VALUATION RESERVE                              0              0
       DEPRECIATION AND AMORTIZATION                  0              0
       SELLING, GENERAL AND ADMIN.               36,709         38,194


                                                154,543        182,032

   LOSS FROM ART OPERATIONS                    (46,253)       (42,132)








                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND  1994
      Continued ...


                                                1995           1994
                                            (UNAUDITED)    (UNAUDITED)

   GENERAL AND ADMINISTRATIVE EXPENSE         (596,674)      (580,919)

   WRITE-OFF DUE TO  LEASE TERMINATION                0              0


   INCOME (LOSS) FROM OPERATIONS                477,624        334,813

   OTHER INCOME (EXPENSE):
   GAIN ON SALE OF L-T INVESTMENTS                    0        333,278
   LOSS ON WRITE-DOWN OF L-T INVESTMENTS              0              0

   INTEREST & OTHER INCOME                       16,616         20,055
   INTEREST EXPENSE                           (664,868)      (618,292)

                                              (648,252)      (264,959)


   GAIN (LOSS) BEFORE PROVISION FOR           (170,538)        69,854
   INCOME TAXES AND EXTRAORDINARY GAIN

   (PROVISION) BENEFIT FOR INCOME TAXES               0              0


   NET INCOME (LOSS) BEFORE                   (170,538)         69,854
   EXTRAORDINARY GAIN

   EXTRAORDINARY GAIN ON RETIREMENT OF
   DEBT,(NET OF TAXES OF $ 0)                         0              0


   NET INCOME (LOSS)                          (170,538)         69,054
   PREFERRED STOCK DIVIDEND                   (110,721)       (80,392)

   NET INCOME (LOSS) APPLICABLE TO         $  (281,259)   $   (10,538)
   COMMON SHARES


   PER COMMON SHARE AMOUNTS:
     GAIN (LOSS) FROM OPERATIONS           $     (0.07)   $     (0.01)
     EXTRAORDINARY GAIN ON RET. OF DEBT            0.00           0.00


     NET INCOME (LOSS) PER COMMON SHARE    $     (0.07)   $     (0.01)








                       CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND  1994



                                                 1995          1994
                                              (UNAUDITED)  (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                 $     28,268   $          0
       RENTAL INCOME                            536,875        559,089

       GROUND LEASE INCOME                      241,500        231,300
       VOLUME BASED RENTAL INCOME               166,093        137,525
       OTHER INCOME                               7,352          5,260
                                                980,088        933,174
    REAL ESTATE EXPENSES:

       COST OF REAL ESTATE SOLD                  22,766              0
       LABOR, OPERATING AND MAINTENANCE         232,943        234,991
       DEPRECIATION AND AMORTIZATION             91,125        118,146
       TAXES OTHER THAN INCOME TAXES             96,302        108,300

       PROVISION FOR LITIGATION SET.                  0              0
       BAD DEBT EXPENSE                               0              0
       GENERAL AND ADMINISTRATIVE                22,811         20,045
                                                465,947        481,482


   INCOME FROM REAL ESTATE OPERATIONS           514,141        451,692

   ART OPERATIONS:
    ART REVENUES:

       SALES                                          0         33,500
       OTHER REVENUES                             6,540              0
                                                  6,540         33,500

    ART EXPENSES:

       COST OF ART SOLD                               0         28,795
       VALUATION RESERVE                              0              0
       DEPRECIATION AND AMORTIZATION                  0              0
       SELLING, GENERAL AND ADMIN.                4,031         22,863


                                                  4,031         51,658

   LOSS FROM ART OPERATIONS                       2,509       (18,158)









                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND  1994

      Continued ...


                                                1995           1994
                                            (UNAUDITED)    (UNAUDITED)
   GENERAL AND ADMINISTRATIVE EXPENSE         (297,730)      (281,285)


   WRITE-OFF DUE TO  LEASE TERMINATION                0              0

   INCOME (LOSS) FROM OPERATIONS                477,624        334,813


   OTHER INCOME (EXPENSE):
   GAIN ON SALE OF L-T INVESTMENTS                    0              0
   LOSS ON WRITE-DOWN OF L-T INVESTMENTS              0              0
   INTEREST & OTHER INCOME                        9,816          9,616

   INTEREST EXPENSE                           (337,238)      (306,203)

                                              (327,422)      (296,587)


   GAIN (LOSS) BEFORE PROVISION FOR           (108,502)      (144,338)
   INCOME TAXES AND EXTRAORDINARY GAIN

   (PROVISION) BENEFIT FOR INCOME TAXES               0              0

   NET INCOME (LOSS) BEFORE                   (108,502)      (144,338)
   EXTRAORDINARY GAIN


   EXTRAORDINARY GAIN ON RETIREMENT OF
   DEBT,(NET OF TAXES OF $ 0)                         0              0


   NET INCOME (LOSS)                          (108,502)      (144,338)
   PREFERRED STOCK DIVIDEND                    (42,243)       (50,912)

   NET INCOME (LOSS) APPLICABLE TO         $  (150,745)   $  (195,250)
   COMMON SHARES


   PER COMMON SHARE AMOUNTS:
     GAIN (LOSS) FROM OPERATIONS           $     (0.03)   $     (0.05)
     EXTRAORDINARY GAIN ON RET. OF DEBT            0.00           0.00

     NET INCOME (LOSS) PER COMMON SHARE    $     (0.03)   $     (0.05)



  CANAL CAPITAL CORPORATION & SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994
                                                  1995       1994
                                               (UNAUDITED)     (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME (LOSS)                           $ (170,538)      $  69,854

   ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   WRITE-OFF IN CONNECTION WITH LEASE TERM.             0               0
   PROVISION FOR LITIGATION SETTLEMENT                  0               0
   EXTRAORDINARY GAIN ON RET. OF DEBT                   0               0
   DEPRECIATION AND AMORTIZATION                  192,608         239,407
   GAIN  ON SALE OF REAL ESTATE                   (29,969)              0
   DEFERRED TAX PROVISION                               0                 0

   ADJUSTMENTS TO NOTES RECEIVABLE                      0                 0

   GAIN FROM SALE OF LONG-TERM INVESTMENTS              0               0
   VALUATION RESERVE - ART INVENTORY                    0               0

   CHANGES IN ASSETS AND LIABILITIES:

   RECEIVABLES, NET                               192,261         (99,280)
   ART INVENTORY, NET                             114,804         263,720
   PREPAID EXPENSES AND OTHER, NET                   (303)        129,416
   PAYABLES AND ACCRUED EXPENSES, NET             (36,721)        (86,015)

  NET CASH PROVIDED BY OPERATING ACTIVITIES       262,142         517,102

  CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALE OF L-T INVESTMENTS                 0               0
  PROCEEDS FROM SALES OF REAL ESTATE               77,613               0
  CAPITAL EXPENDITURES                            (24,688)        (44,575)

  NET CASH PROVIDED (USED) IN INVESTING ACTIVIT    52,925         (44,575)

  CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM THE ISSUANCE OF L-T DEBT                0         500,000
  PROCEEDS (REPAYMENT) OF S-T BORROWINGS         (150,000)        (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS        (153,930)        (43,560)

  NET CASH USED BY FINANCING ACTIVITIES          (303,930)        381,440

  NET INCREASE (DECREASE) IN CASH                  11,137         (46,033)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 33,595          23,750

  CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   44,732       $ (22,283)



  NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $9,000 AND $5,000,AND INTEREST PAYMENTS OF $660,000 AND $610,000 IN THE SIX MONTH PERIODS ENDED APRIL 30, 1995 AND 1994, RESPECTIVELY.


  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED OCTOBER 31, 1994 (AUDITED) AND
  FOR THE SIX  MONTHS ENDED APRIL 30, 1995 (UNAUDITED)



                                  COMMON STOCK             PREFERRED STOCK
                            NUMBER                   NUMBER
                              OF                       OF
                            SHARES     AMOUNT        SHARES        AMOUNT


  BALANCE, OCT. 31, 1993   5,313,794     $53,138      1,783,364       $17,834
   NET INCOME (LOSS)          -           -             -             -
   PREF. STOCK DIVIDEND       -           -             271,830         2,718
   RESERVE                    -           -             -             -


  BALANCE, OCT. 31, 1994   5,313,794      53,138      2,055,194        20,552
   NET INCOME (LOSS)          -           -             -             -
   PREF. STOCK DIVIDEND       -           -             162,573         1,576
   RESERVE                    -           -             -             -


  BALANCE, APR. 30, 1995   5,313,794     $53,138      2,217,767       $22,128






                                      RETAINED                    TREASURY
                           PAID-IN    EARNINGS      VALUATION      STOCK,
                           CAPITAL    (DEFICIT)      RESERVE       AT COST

  BALANCE, OCT. 31, 1993 $25,930,799 ($9,028,106)  ($1,015,535) ($11,003,545)
   NET INCOME (LOSS)          -         1,362,331       -             -

   PREF. STOCK DIVIDEND      331,547    (313,556)       -             -
   RESERVE                    -           -           (393,208)       -

  BALANCE, OCT. 31, 1994  26,262,346  (7,979,331)   (1,408,743)  (11,003,545)

   NET INCOME (LOSS)          -         (170,538)       -             -
   PREF. STOCK DIVIDEND      124,908    (110,721)       -             -
   RESERVE                    -           -             -             -

  BALANCE, APR. 30, 1995 $26,387,254 ($8,260,590)  ($1,408,743) ($11,003,545)


                  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED APRIL 30, 1995
                                 (UNAUDITED)

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

       Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate properties and art operations, consisting mainly of the acquisition of art for resale. In the past Canal engaged in the trading of and investing in securities. Canal s trading activities were severely curtailed in fiscal 1991 and not engaged in at all in fiscal years 1992 through 1994.

       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has
  n o t ified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

       In the past three years, Canal has made significant reductions in operating expenditures. Furthermore, Canal plans to reduce the level of its art inventories to enhance current cash flows.

       Management believes that its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its cost cutting program in itself will be sufficient to fund operating cash requirements.

  2.   Interim Financial Statements

       The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c companying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 1995 and the results of its operations and its cash flows for the six month period ended April 30, 1995. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements for the three years ended October 31, 1994 and the notes thereto are contained in Canal s 1994 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1995.


  3.   Reclassification

       Certain amounts have been reclassified to conform to the current year s presentation.


  4.   Notes Receivable

       Included in the notes and accounts receivable were notes from real estate sales in the amount of $170,000 at April 30, 1995 and October 31, 1994.


  5.   LONG TERM INVESTMENTS

       At April 30, 1995, the long-term investments consisted of the following:

      (Thousands of Dollars)        April 30, 1995     October 31, 1994

      Aggregate market value..........   $ 516                $ 969

      Aggregate carrying value........   $ 766                $ 766


       At various times, Canal has investments in the equity securities of companies in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At April 30, 1995, 100% of the market value of Canal s long-term investments was invested in equity securities of companies in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal s officers and directors also serve as officers and/or directors of some of these companies.


  6.   ART OPERATIONS

       Canal s art dealing operations are carried on through various consignment and joint venture agreements relating to its antiquities and contemporary art inventories.

       In November 1989, Canal entered into a cost and revenue sharing agreement with the Salander-O Reilly Galleries in New York City, in connection with their exclusive representation of Jules Olitski, a world renowned artist in contemporary paintings. Canal purchased a number of Olitski paintings for resale. This agreement expired December 1, 1994. Canal currently operates independently of Salander-O Reilly Galleries in its marketing efforts.

      The Company s ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is very competitive.

       Canal has its art inventory appraised by an independent appraiser annually. The 1994 appraisal covered approximately 80% of the inventory value. The appraised values estimate the current market value of each p i ece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 20% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1993 the Company recognized a $300,000 valuation allowance against its art inventory to reduce the inventory value to its estimated net realizable values. This valuation reserve was increased to $500,000 in fiscal 1994. These estimates were based in part on the Company s history of losses sustained on art sales in the current and previous years.

       The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as currentrepresents management s best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the valuation reserve on the current portion of the inventory has effectively reduced inventory to its estimated net realizable value.

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

       Canal s art operations have generated operating losses of $46,000 and $42,000 on revenues of $108,000 and $140,000 for the six months ended April 30, 1995 and 1994, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


       Inventory on Consignment - The Company had $1,275,000 and $568,000 of art inventory on consignment with third party dealers at April 30, 1995 and October 31, 1994, respectively. Antiquities and contemporary art represented 56% ($3,402,000) and 44% ($2,727,000), 56% ($3,517,000)
  and 44% ($2,727,000) of total art inventory at April 30, 1995 and October 31, 1994, respectively.


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


  7.   Property and Equipment

       Included in buildings and equipment were the cost of buildings of approximately $5 million at April 30, 1995 and October 31, 1994.


  8.   VALUATION RESERVE

       The Valuation Reserve represents the excess of the additional minimum pension liability required under the provisions of SFAS No. 87 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for the pension benefits of the former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The excess will effectively be expensed over time as actuarial computations of annual pension cost (made in accordance with SFAS No.
  87) recognize the deficiency that exists.


  9.   BORROWINGS

       At April 30, 1995, substantially all of Canal s real properties, the s t o ck of certain subsidiaries, the long-term investments and a substantial portion of its antiquities inventories are pledged as collateral to secure its short-term borrowings and the following long-term obligations:

                                              April 30,      October 31,
                                                1995            1994
                                            (Unaudited)        (Audited)

  (Thousands of Dollars)
  Variable rate mortgage notes due
   May 15, 1998.............................   $ 7,835         $ 7,960
  11% mortgage note; original principal
   amount $1,697; due April 1, 2011;
   payable in monthly installments
   (including interest) of $17..............     1,369           1,391
  9.5% mortgage note; original principal
   amount $472; due November 1, 2012,
   payable in monthly installments
   (including interest) of $4...............       422             425
  10 1/2% mortgage note (adjusted
   periodically to prime plus 1 3/4%);
   original principal amount $556 due
   January 15, 2013; payable in monthly
   installments (including interest) of $6..       497             501

  Other ....................................     1,150           1,150

  Total ....................................    11,273          11,427

  Less -- current maturities ...............       686           3,366

  Long-term debt ...........................   $10,587         $ 8,061

       On May 15, 1995 Canal renegotiated its variable rate mortgage notes with the two remaining noteholders. The new agreement, among other things, extends the maturity date by two years to May 15, 1998, requires prepayments to be made only out of the proceeds from the sale of assets, requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth, restricts Canal s ability to pay cash dividends or repurchase stock. In consideration for the new agreement, Canal paid a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.


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

       As part of the Company s 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. As of April 30, 1995 the payment has not been made. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. To date, no further action has been taken by the noteholder in this matter.

                     Management s Discussion and Analysis
               Of Results of Operations and Financial Condition
                   For the Six Months Ended April 30, 1995



  Results of Operations - General


       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has
  n o t ified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

       Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $96,000 or 5% to $2,130,000 and by $20,000 or 2% to $987,000 for the six and three month periods ended April 30, 1995 and 1994, respectively. The 1995 revenue increases were due primarily to increases in the proceeds from the sale of real estate.


  1995 vs. 1994

       Canal s operations generated a net loss of $171,000 as compared to net income of $70,000 for the six month period ended April 30, 1995 and a net loss of $109,000 as compared to a net loss of $144,000 for the three month period ended April 30, 1995. Included in the fiscal 1994 results was a $333,000 gain on the sale of long-term investments. There was no similar transaction in 1995.

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

       Real estate revenues for the six months ended April 30, 1995 of $2.0 million accounted for 94.9% of the 1995 revenues as compared to revenues of $1.9 million or 93.1% for the same period in 1994. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (52.0% and 57.5%), ground lease income (24.2% and 26.5%), volume based rental income (19.3% and 16.3%) and sale of real estate and other income (4.5% and 0.7%) for the 1995 and 1994 periods, respectively.

       Real estate revenues for the three months ended April 30, 1995 of $980,000 accounted for 99.3% of the 1995 revenues as compared to revenues of $933,000 or 96.5% for the same period in 1994. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (54.8% and 59.9%), ground lease income (24.6% and 24.8%) volume based rental income (16.9% and 14.7%) and sale of real estate and other income (3.7% and 0.6%) for the 1995 and 1994 periods, respectively.

  Real Estate Expenses

       Real estate expenses for the six months ended April 30, 1995 of $901,000 decreased by $35,000 (3.7%) from $936,000 for the same period in 1994. Real estate expenses are comprised of labor, operating and maintenance (48.1% and 47.2%), depreciation and amortization (20.2% and 25.2%) taxes other than income taxes (21.4% and 23.1%), cost of real estate sold (5.3% and 0.0%) and general and administrative expenses (5.0% and 4.5%) for the 1995 and 1994 periods, respectively. The 1995 decrease in expenses is due to reductions of both depreciation expenses and real estate taxes primarily due to the sales of real estate in fiscal 1994.

       Real estate expenses for the three months ended April 30, 1995 of $466,000 decreased by $16,000 or 3.2% from $481,000 for the same period in 1994. Real estate expenses are comprised of labor, operating and maintenance (50.0% and 48.8%), depreciation and amortization (19.6% and 24.5%), taxes other than income taxes (20.7% and 22.5%), cost of real estate sold (4.9% and 0.0%) and general and administrative expenses (4.8% and 4.2%) for the 1995 and 1994 periods, respectively. The 1995 decrease is due to a decrease in the cost of real estate sold as well as reductions in both depreciation expenses and real estate taxes primarily due to the sales of real estate in fiscal 1994.


  Art Operations

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

       The valuation allowance represents management s best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicted on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved. The Company does not believe that it is possible to calculate a provision on the long-term portion of the inventory as such a calculation would involve assumptions of a highly s p eculative nature including estimates of future market and net realizable values. The Company will continually monitor the market for its product and will make adjustments to the value of its art inventory as such adjustments become necessary.

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


  Art Revenues

       Art revenues of $108,000 for the six months ended April 30, 1995 decreased $32,000 (22.6%) from $140,000 for the same period in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (93.7% and 100.0%) and commission on sale of art owned by third parties (6.3% and 0.0%) for the 1995 and 1994 periods, respectively.

       Art revenues of $7,000 for the three months ended April 30, 1995 decreased $27,000 (80.5%) from $34,000 for the same period in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.00% and 100.0%) and commissions on sale of art owned by third parties (100.0%) and 0.0%) for the 1995 and 1994 periods, respectively.

  Art Expenses

       Art expenses for the six months ended April 30, 1995 of $155,000 decreased by $27,000 (84.5%) from $182,000 for the same period in 1994. Art expenses consisted of cost of art sold (76.2% and 79.0%) and selling, general and administrative expenses (23.8% and 31.0%) for the 1995 and 1994 periods, respectively.

       Art expenses for the three months ended April 30, 1995 of $4,000 decreased by $48,000 (92.2%) from $52,000 for the same period in 1994. Art expenses consisted of cost of art sold (0.0% and 55.7%) and selling, general and administrative expenses (100.0% and 44.3%) for the 1995 and 1994 periods, respectively.


  General and Administrative

       General and administrative expenses for the six months ended April 30, 1995 of $597,000 increased somewhat from the $581,000 for the same period in 1994. The major components of general and administrative expenses are officers salaries (34.5% and 33.7%), rent (4.7% and 7.6%), legal and professional fees (12.8% and 16.3%), insurance (11.6% and 11.4%) and office salaries (11.5% and 10.3%) for the 1995 and 1994 periods, respectively.

       General and administrative expenses for the three months ended April 30, 1995 of $298,000 increased somewhat from the $281,000 for the same period in 1994. The major components of general and administrative expenses are officers salaries (36.2% and 34.8%), rent (0.0% and 4.3%), legal and professional fees (12.6% and 13.2%), insurance (11.6% and 11.7%) and office salaries (12.7% and 10.8%) for the 1995 and 1994 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995. Rental expense will resume June 1, 1995.


  Gain on Sale of Long-term Investments

       For the three month period ended January 31, 1994 Canal recognized gains on the sale of long-term investments of $333,000. The proceeds from the 1994 sale of long-term investments (approximately $500,000) were used to reduce the outstanding balance of short-term borrowings. There were no similar transactions in fiscal 1995.

  Interest Expense

       Interest expense for the six months ended April 30, 1995 of $665,000 increased by $47,000 (7.5%) from $618,000 for the same period in 1994. Interest expense for the three months ended April 30, 1995 also increased by $31,000 (10.1%) from $306,000 for the same period in 1994. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.


  Inflation

       With the sale of its stockyard operations, Canal s operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal s debt agreements carry variable interest rates.


  Capital Resources and Liquidity

       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has
  n o t ified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

       On May 15, 1995 Canal renegotiated its variable rate mortgage note with the two remaining noteholders. The new agreement, among other things, extends the maturity date by two years to May 15, 1998, requires prepayments to be made only out of the proceeds from the sale of assets, requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock. In consideration for the new agreement, Canal paid a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

       In July 1993, Canal completed the renegotiation of its secured line of credit with Rabobank Nederland for an additional three year period ending March 31, 1996. Among other things the revised terms require the Company to maintain a minimum net worth of $5 million, pay interest at the rate of prime plus 1.5% (increasing to 2.0% and 2.5% in the second and third years of the agreement, respectively) on any outstanding borrowings and repay the line of credit through a combination of scheduled repayments and participation by the bank in the proceeds from sale of certain assets by March 31, 1996. At January 31, 1995 the balance due under this secured line of credit was $652,000. In addition, Rabobank has issued a letter of credit on Canal s behalf in the amount of approximately $95,000. Canal has classified the entire credit line as a current liability. To date, Canal has met all of its obligations under the renegotiated secured line of credit.

       As part of the Company s 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. As of April 30, 1995 the payment has not been made. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. To date, no further action has been taken by the noteholder in this matter.

       Net cash generated by operations in the first six months of fiscal 1995 was $262,000. Cash and cash equivalents increased by $11,000 in 1995. Substantially all of the 1995 cash generated coupled with the proceeds from the sale of real estate of $78,000 and a reduction of the art inventory of $115,000 was used to reduce short term borrowings, accrued expenses and outstanding debt.

       During the first six months of fiscal 1995 Canal reduced short term borrowings by $150,000, accrued expenses by $37,000, its variable rate mortgage notes by $125,000 and other long-term debt by $29,000. The net debt reduction for the first six months of fiscal 1995 was $341,000.

       At April 30, 1995 the Company s current liabilities exceeded current assets by $2.2 million as compared to $4.7 million at October 31, 1994. The decrease is due primarily to the reclassification of the entire variable rate mortgage note debt to long-term as a result of the renegotiated agreement.

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




  Date: June 1, 1995