Form 10-Q
period 1995-07-31
CANAL CAPITAL CORP
filed 1995-09-13
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended July 31, 1995

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


      Title of each class          Shares outstanding at August 31, 1995
  Common stock, $0.01 par value                4,326,930

  (This document contains 26 pages)




                       CANAL CAPITAL CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         JULY 31, 1995 AND OCTOBER 31, 1994

                                                  JULY 31,       OCTOBER 31,
                                                    1995            1994
                                                 (UNAUDITED)      (AUDITED)


     ASSETS :
     CURRENT ASSETS:


        CASH AND CASH EQUIVALENTS              $      57,827   $      33,595
        NOTES AND ACCOUNTS RECEIVABLE                400,927         675,927
        ART INVENTORY (NET OF A VALUATION
         OF $ 500,000) AT JULY 31,1995 AND
         OCTOBER 31, 1994 , RESPECTIVELY             500,000         500,000
        PREPAID EXPENSES AND OTHER                   223,249         206,363

                 TOTAL CURRENT ASSETS              1,182,003       1,415,885




     NON-CURRENT ASSETS:

        PROPERTY ON OPERATING LEASES, NET OF
         ACCUMULATED DEPRECIATION  OF $ 5,982,817
         AND $ 5,594,754 AT JULY 31,1995 AND
         OCTOBER 31, 1994 , RESPECTIVELY           8,440,065       8,707,662





        ART INVENTORY NON-CURRENT                  5,409,595       5,744,132




     OTHER ASSETS:

        PROPERTY HELD FOR DEV. OR RESALE           3,003,660       3,304,000
        LONG-TERM INVESTMENTS                        652,397         765,962
        DEFERRED LEASING AND FINANCING COSTS         162,636          23,989
        DEPOSITS AND OTHER                           165,884         165,883

                                                   3,984,577       4,259,834


                                               $  19,016,240   $  20,127,513







                          CANAL CAPITAL CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          JULY 31, 1995 AND OCTOBER 31, 1994


                                                  JULY 31,       OCTOBER 31,
                                                    1995            1994
                                                 (UNAUDITED)      (AUDITED)
     LIABILITIES & STOCKHOLDERS' EQUITY :

     CURRENT LIABILITIES:
        SHORT-TERM BORROWINGS                  $     289,305   $     787,305

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES      1,981,565       1,918,384
        ACCRUED LITIGATION SETTLEMENT                      0               0
        INCOME TAXES PAYABLE                          33,923          50,000
        CURRENT PORTION OF LONG-TERM DEBT            686,000       3,366,000

              TOTAL CURRENT LIABILITIES            2,990,793       6,121,689

     LONG-TERM DEBT, LESS CURRENT PORTION         10,371,877       8,061,407

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       PREFERRED STOCK, $0.01 PAR VALUE:
        5,000,000 SHARES AUTHORIZED; 2,284,487
        AND 2,055,194 SHARES ISSUED AND OUT-
        STANDING AT JULY 31, 1995 AND
        OCTOBER 31, 1994, RESPECTIVELY  AND
        AGGREGATE LIQUIDATION PREFERENCE OF
        $ 22,844,870  AND $ 20,551,940 AT JULY
        31, 1995 & OCT 31, 1994, RESPECTIVELY         22,845          20,552


       COMMON STOCK, $0.01 PAR VALUE:
        10,000,000 SHARES AUTHORIZED; 5,313,794
        SHARES ISSUED AND OUTSTANDING AT JULY
        31, 1995 & OCT 31,1994, RESPECTIVELY          53,138          53,138

       PAID-IN CAPITAL                            26,431,720      26,262,346

       RETAINED EARNINGS (DEFICIT)               (8,441,845)     (7,979,331)

       LESS-VALUATION RESERVE                    (1,408,743)     (1,408,743)

       LESS-986,865 SHARES OF COMMON STOCK
        HELD IN TREASURY, AT COST               (11,003,545)    (11,003,545)

                                                   5,653,570       5,944,417


                                               $  19,016,240   $  20,127,513



                        CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JULY 31, 1995 AND  1994



                                                  1995            1994
                                               (UNAUDITED)     (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                $       702,512  $      1,509,044
       RENTAL INCOME                            1,564,690         1,602,659

       GROUND LEASE INCOME                        731,000           713,900
       VOLUME BASED RENTAL INCOME                 553,533           446,673
       OTHER INCOME                                29,438         1,518,891
                                                3,581,173         5,791,167
    REAL ESTATE EXPENSES:
       COST OF REAL ESTATE SOLD                   399,549         1,035,099
       LABOR, OPERATING AND MAINTENANCE           666,169           691,481
       DEPRECIATION AND AMORTIZATION              273,368           327,215
       TAXES OTHER THAN INCOME TAXES              288,902           320,900

       PROVISION FOR LITIGATION SET.                    0                 0
       BAD DEBT EXPENSE                                 0                 0
       GENERAL AND ADMINISTRATIVE                  68,686            62,472
                                                1,696,674         2,437,167


   INCOME FROM REAL ESTATE OPERATIONS           1,884,499         3,354,000

   ART OPERATIONS:
    ART REVENUES:
       SALES                                      241,550           140,300
       OTHER REVENUES                              13,740                 0
                                                  255,290           140,300

    ART EXPENSES:
       COST OF ART SOLD                           347,207           144,189
       VALUATION RESERVE                                0                 0
       DEPRECIATION AND AMORTIZATION                    0                 0
       SELLING, GENERAL AND ADMIN.                 50,320            54,211
                                                  397,527           198,400

   LOSS FROM ART OPERATIONS                      (142,237)          (58,100)







                       CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED JULY 31, 1995 AND  1994
      Continued ...


                                                  1995              1994
                                               (UNAUDITED)       (UNAUDITED)

   GENERAL AND ADMINISTRATIVE EXPENSE            (893,493)         (880,871)

   WRITE-OFF DUE TO  LEASE TERMINATION                  0                 0


   INCOME (LOSS) FROM OPERATIONS                  848,769         2,415,029

   OTHER INCOME (EXPENSE):
   GAIN ON SALE OF L-T INVESTMENTS                      0           333,278
   LOSS ON WRITE-DOWN OF L-T INVESTMENTS         (113,565)                0
   INTEREST & OTHER INCOME                         21,457            25,980
   INTEREST EXPENSE                            (1,063,149)         (958,189)
                                               (1,155,257)         (598,931)


   GAIN (LOSS) BEFORE PROVISION FOR              (306,488)        1,816,098
   INCOME TAXES AND EXTRAORDINARY GAIN

   (PROVISION) BENEFIT FOR INCOME TAXES                 0                 0


   NET INCOME (LOSS) BEFORE                      (306,488)        1,816,098
   EXTRAORDINARY GAIN

   EXTRAORDINARY GAIN ON RETIREMENT OF
   DEBT,(NET OF TAXES OF $ 0)                           0                 0


   NET INCOME (LOSS)                             (306,488)        1,816,098
   PREFERRED STOCK DIVIDEND                      (156,026)         (127,354)

   NET INCOME (LOSS) APPLICABLE TO            $  (462,514)     $  1,688,744
   COMMON SHARES


   PER COMMON SHARE AMOUNTS:


     GAIN (LOSS) FROM OPERATIONS              $     (0.11)   $       0.39
     EXTRAORDINARY GAIN ON RET. OF DEBT              0.00            0.00

     NET INCOME (LOSS) PER COMMON SHARE       $     (0.11)   $       0.39


















                       CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JULY 31, 1995 AND  1994



                                                 1995          1994
                                              (UNAUDITED)  (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                 $    624,899   $  1,509,044
       RENTAL INCOME                            514,085        512,891
       GROUND LEASE INCOME                      241,500        231,300

       VOLUME BASED RENTAL INCOME               164,271        137,047
       OTHER INCOME                              14,839      1,507,087
                                              1,559,594      3,897,369
    REAL ESTATE EXPENSES:

       COST OF REAL ESTATE SOLD                 351,905      1,035,099
       LABOR, OPERATING AND MAINTENANCE         233,051        249,324
       DEPRECIATION AND AMORTIZATION             91,170         90,921
       TAXES OTHER THAN INCOME TAXES             96,300        104,300
       PROVISION FOR LITIGATION SET.                  0              0
       BAD DEBT EXPENSE                               0              0
       GENERAL AND ADMINISTRATIVE                23,310         21,590
                                                795,736      1,501,234


   INCOME FROM REAL ESTATE OPERATIONS           763,858      2,396,135

   ART OPERATIONS:
    ART REVENUES:
       SALES                                    139,800            400
       OTHER REVENUES                             7,200              0
                                                147,000            400

    ART EXPENSES:
       COST OF ART SOLD                         229,373            350
       VALUATION RESERVE                              0              0
       DEPRECIATION AND AMORTIZATION                  0              0
       SELLING, GENERAL AND ADMIN.               13,611         16,018
                                                242,984         16,368


   LOSS FROM ART OPERATIONS                    (95,984)       (15,968)





                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 31, 1995 AND  1994
      Continued ...



                                                1995           1994
                                            (UNAUDITED)    (UNAUDITED)
   GENERAL AND ADMINISTRATIVE EXPENSE         (296,819)      (299,951)

   WRITE-OFF DUE TO  LEASE TERMINATION                0              0

   INCOME (LOSS) FROM OPERATIONS                371,055      2,080,216


   OTHER INCOME (EXPENSE):
   GAIN ON SALE OF L-T INVESTMENTS                    0              0
   LOSS ON WRITE-DOWN OF L-T INVESTMENTS      (113,565)              0
   INTEREST & OTHER INCOME                        4,841          5,926
   INTEREST EXPENSE                           (398,281)      (339,898)
                                              (507,005)      (333,972)


   GAIN (LOSS) BEFORE PROVISION FOR           (135,950)     1,746,244
   INCOME TAXES AND EXTRAORDINARY GAIN

   (PROVISION) BENEFIT FOR INCOME TAXES               0              0


   NET INCOME (LOSS) BEFORE                   (135,950)      1,746,244
   EXTRAORDINARY GAIN

   EXTRAORDINARY GAIN ON RETIREMENT OF
   DEBT,(NET OF TAXES OF $ 0)                         0              0


   NET INCOME (LOSS)                          (135,950)      1,746,244
   PREFERRED STOCK DIVIDEND                    (45,305)        (46,962)


   NET INCOME (LOSS) APPLICABLE TO         $  (181,255)   $  1,699,282
   COMMON SHARES

   PER COMMON SHARE AMOUNTS:
     GAIN (LOSS) FROM OPERATIONS           $     (0.04)   $       0.39
     EXTRAORDINARY GAIN ON RET. OF DEBT            0.00           0.00

     NET INCOME (LOSS) PER COMMON SHARE    $     (0.04)   $       0.39


















  CANAL CAPITAL CORPORATION & SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994
                                                  1995        1994
                                               (UNAUDITED) (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME (LOSS)                           $ (306,488) $1,816,098

   ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   WRITE-OFF IN CONNECTION WITH LEASE TERM.            0          0
   PROVISION FOR LITIGATION SETTLEMENT                 0          0
   EXTRAORDINARY GAIN ON RET. OF DEBT                  0          0


   DEPRECIATION AND AMORTIZATION                  289,458    334,574
   GAIN  ON SALE OF REAL ESTATE                  (302,963)  (473,945)
   DEFERRED TAX PROVISION                              0          0
   ADJUSTMENTS TO NOTES RECEIVABLE                113,565         0
   GAIN FROM SALE OF LONG-TERM INVESTMENTS             0          0
   VALUATION RESERVE - ART INVENTORY                   0    (328,164)

   CHANGES IN ASSETS AND LIABILITIES:

   RECEIVABLES, NET                               275,000   (177,776)
   ART INVENTORY, NET                             265,597    264,070
   PREPAID EXPENSES AND OTHER, NET               (129,357)  (394,928)
   PAYABLES AND ACCRUED EXPENSES, NET              47,104 (1,735,569)

  NET CASH PROVIDED BY OPERATING ACTIVITIES       251,916   (695,640)

  CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALE OF L-T INVESTMENTS                0     549,144
  PROCEEDS FROM SALES OF REAL ESTATE              702,512  1,509,044
  CAPITAL EXPENDITURES                            (36,666)   (82,000)

  NET CASH PROVIDED (USED) IN INVESTING           665,846  1,976,188

  CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM THE ISSUANCE OF L-T DEBT               0     650,000
  PROCEEDS (REPAYMENT) OF S-T BORROWINGS         (498,000)(1,629,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS        (395,530)  (420,340)

  NET CASH USED BY FINANCING ACTIVITIES          (893,530)(1,399,340)

  NET INCREASE (DECREASE) IN CASH                  24,232   (118,792)
  CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD      33,595     23,750

  CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   57,827  $ (95,042)



  NOTE:
           CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $16,000 AND $36,000, AND INTEREST PAYMENTS OF $1,060,000 AND $960,000 IN THE NINE MONTH PERIODS ENDED JULY 31, 1995 AND 1994, RESPECTIVELY.














                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED JULY 31, 1995
                                 (UNAUDITED)
  1.   GENERAL

       Canal Capital Corporation ( Canal ), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly owned subsidiary of Canal-Randolph Corporation until June 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal s common stock, under a plan of complete liquidation.

       Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate properties and art operations, consisting mainly of the acquisition of art for resale. In the past Canal engaged in the trading of and investing in securities. Canal s trading activities were severely curtailed in fiscal 1991 and not engaged in at all in fiscal years 1992 through 1995.

       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. The Company is currently negotiating for the private refinancing of this note as well as its short-term borrowings. Management anticipates this refinancing to take place in the fourth quarter of fiscal 1995. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

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

  2.   Interim Financial Statements

       The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 1995 and the results of its operations and its cash flows for the nine month period ended July 31, 1995. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements for the three years ended October 31, 1994 and the notes thereto are contained in Canal s 1994 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1995.


  3.   Reclassification

       Certain amounts have been reclassified to conform to the current year s presentation.


  4.   Notes Receivable

       Included in the notes and accounts receivable were notes from real estate sales in the amount of $170,000 at July 31, 1995 and October 31, 1994.


  5.   LONG TERM INVESTMENTS

       At July 31, 1995, the long-term investments consisted of the following:

      (Thousands of Dollars)        July 31, 1995     October 31, 1994

      Aggregate market value..........   $ 471                $ 969

      Aggregate carrying value........   $ 652                $ 766


       At various times, Canal has investments in the equity securities of companies in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At July 31, 1995, 100% of the market value of
  Canal s long-term investments was invested in equity securities of companies in which such parties held 5% or more of the outstanding equity securities of the
  issuer.    Certain  of  Canal  s  officers  and  directors also serve as officers and/or directors of one of these companies.

       In the third quarter of fiscal 1995, Canal recognized an $114,000 loss on the write-down of one of its long-term investments. The write-down reduces the carrying value of this investment to zero reflecting its current value.

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

       Canal s art operations have generated operating losses of $142,000 and $58,000 on revenues of $255,000 and $140,000 for the nine months ended July 31, 1995 and 1994, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities.


  Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


       Inventory on Consignment - The Company had $1,275,000 and $568,000 of art inventory on consignment with third party dealers at July 31, 1995 and October 31, 1994, respectively. Antiquities and contemporary art represented 54% ($3,182,000) and 46% ($2,727,000), 56% ($3,517,000)
  and 44% ($2,727,000) of total art inventory at July 31, 1995 and October 31, 1994, respectively.


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


  7.   Property and Equipment

       Included in buildings and equipment were the cost of buildings of approximately $5 million at July 31, 1995 and October 31, 1994.



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

  9.   BORROWINGS

       At July 31, 1995, substantially all of Canal s real properties, the s t ock of certain subsidiaries, the long-term investments and a substantial portion of its antiquities inventories are pledged as collateral to secure its short-term borrowings and the following long-term obligations:

                                              July 31,      October 31,
                                                1995            1994
                                            (Unaudited)        (Audited)

  (Thousands of Dollars)
  Variable rate mortgage notes due
   May 15, 1998.............................   $ 7,635         $ 7,960


  11% mortgage note; original principal
   amount $1,697; due April 1, 2011;
   payable in monthly installments
   (including interest) of $17..............     1,358           1,391
  9.5% mortgage note; original principal
   amount $472; due November 1, 2012,
   payable in monthly installments
   (including interest) of $4...............       420             425
  10 1/2% mortgage note (adjusted
   periodically to prime plus 1 3/4%);
   original principal amount $556 due
   January 15, 2013; payable in monthly
   installments (including interest) of $6..       495             501

  Other ....................................     1,150           1,150

  Total ....................................    11,058          11,427

  Less -- current maturities ...............       686           3,366

  Long-term debt ...........................   $10,372         $ 8,061

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


       In July, 1993, Canal completed the renegotiation of its secured line of credit with Rabobank Nederland for an additional three year period ending March 31, 1996. Among other things the revised terms required the Company to maintain a minimum net worth of $5 million, pay interest at the rate of prime plus 1.5% (increasing to 2.0% and 2.5% in the second and third years of the agreement, respectively) on an
  o u tstanding borrowings and repay the line of credit through a combination of scheduled repayments and participation by the bank in the proceeds from sale of certain assets by March 13, 1996. At January 31, 1995 the balance due under this secured line of credit was $652,000. In addition, Rabobank has issued a letter of credit on Canal s behalf in the amount of approximately $95,000. Canal has classified the entire credit line as a current liability. To date, Canal has met all of its obligations under the renegotiated secured line of credit.

       As part of the Company s 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. As of July 31, 1995 the payment has not been made. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. To date, no further action has been taken by the noteholder in this matter. The Company is currently negotiating for the private refinancing of this note as well as its short-term borrowings. Management anticipates this refinancing to take place in the fourth quarter of fiscal 1995.









                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                   For the Nine Months Ended July 31, 1995


  Results of Operations - General


       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. The Company is currently negotiating for the private refinancing of this note as well as its short-term borrowings. Management anticipates this refinancing to take place in the fourth quarter of fiscal 1995. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

       Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $2,095,000 or 35% to $3,836,000 and by $2,191,000 or 56% to $1,707,000
  for the nine and three month periods ended July 31, 1995 and 1994, respectively. The 1994 revenues included the reversal of a litigation accrual ($1.5 million) associated with a 1992 judgement against a subsidiary of Canal and the May 1994 sale ($1.5 million) of Canal s Fort Worth, Texas property. The 1995 revenues included $703,000 in proceeds from the sale of real estate.

  1995 vs. 1994

       Canal s operations generated a net loss of $306,000 as compared to net income of $1,816,000 for the nine month period ended July 31, 1995 and a net loss of $136,000 as compared to net income of $1,746,000 for the three month period ended July 31, 1995. Included in the fiscal 1994 results was the reversal of the $1.5 million litigation settlement accrual, a $440,000 gain on the sale of the Fort Worth, Texas property and a $328,000 gain on the sale of long-term investments. The 1995 results included a $114,000 loss on the write-down of long-term investments.

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

       Real estate revenues for the nine months ended July 31, 1995 of $3,581,000 accounted for 93.4% of the 1995 revenues as compared to revenues of $5,791,000 or 97.6% for the same period in 1994. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (43.7% and 27.7%), ground lease income (20.4% and 12.3%), volume based rental income (15.5% and 7.7%) and sale of real estate and other income (20.4% and 52.3%) for the 1995 and 1994 periods, respectively.

       Real estate revenues for the three months ended July 31, 1995 of $1.6 million accounted for 91.4% of the 1995 revenues as compared to revenues of $3.9 million or 99.9% for the same period in 1994. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (33.0% and 13.2%), ground lease income (15.5% and 5.9%) volume based rental income (10.5% and 3.5%) and sale of real estate and other income (41.0% and 77.4%) for the 1995 and 1994 periods, respectively.


  Real Estate Expenses

       Real estate expenses for the nine months ended July 31, 1995 of $1,697,000 decreased by $740,000 (30.4%) from $2,437,000 for the same period in 1994. Real estate expenses are comprised of labor, operating and maintenance (39.3% and 28.4%), depreciation and amortization (16.1% and 13.4%) taxes other than income taxes (17.0% and 13.2%), cost of real estate sold (23.6% and 42.5%) and general and administrative expenses (4.0% and 2.5%) for the 1995 and 1994 periods, respectively. The 1995 decrease in expenses is due to a reduction in the cost of real estate sold as well as to reductions of both depreciation expenses and real estate taxes primarily due to the sales of real estate in fiscal 1994.

       Real estate expenses for the three months ended July 31, 1995 of $796,000 decreased by $705,000 or 47.0% from $1,501,000 for the same period  in 1994.  Real estate expenses are comprised of labor, operating and maintenance (29.3% and 16.6%), depreciation and amortization (11.5% and 6.1%), taxes other than income taxes (12.1% and 7.0%), cost of real estate sold (44.2% and 69.0%) and general and administrative expenses (2.9% and 1.3%) for the 1995 and 1994 periods, respectively. The 1995 decrease is due to a decrease in the cost of real estate sold as well as reductions in both depreciation expenses and real estate taxes primarily due to the sales of real estate in fiscal 1994.


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


       The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will go to reduce the Company s outstanding debt. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new c a p i tal and rescheduling of debt. Because of the available alternatives, the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1995.


  Art Revenues

       Art revenues of $255,000 for the nine months ended July 31, 1995 increased $115,000 (82.0%) from $140,000 for the same period in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (94.6% and 100.0%) and commission on sale of art owned by third parties (5.4% and 0.0%) for the 1995 and 1994 periods, respectively.

       Art revenues of $147,000 for the three months ended July 31, 1995 increased $146,000 from $1,000 for the same period in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (95.1% and 100.0%) and commissions on sale of art owned by third parties (4.9%) and 0.0%) for the 1995 and 1994 periods, respectively.


  Art Expenses

       Art expenses for the nine months ended July 31, 1995 of $398,000 increased by $200,000 (100.4%) from $198,000 for the same period in 1994. Art expenses consisted of cost of art sold (87.3% and 72.7%) and selling, general and administrative expenses (12.7% and 27.3%) for the 1995 and 1994 periods, respectively.

       Art expenses for the three months ended July 31, 1995 of $243,000 increased by $227,000 from $16,000 for the same period in 1994. Art expenses consisted of cost of art sold (94.4% and 2.1%) and selling, general and administrative expenses (5.0% and 97.9%) for the 1995 and 1994 periods, respectively.


  General and Administrative

       General and administrative expenses for the nine months ended July 31, 1995 of $893,000 increased somewhat from the $881,000 for the same period in 1994. The major components of general and administrative expenses are officers salaries (35.1% and 33.4%), rent (4.7% and 7.6%), legal and professional fees (12.8% and 16.3%), insurance (11.6% and 11.4%) and office salaries (11.5% and 10.3%) for the 1995 and 1994 periods, respectively.

       General and administrative expenses for the three months ended July 31, 1995 of $297,000 decreased somewhat from the $300,000 for the same period in 1994. The major components of general and administrative expenses are officers salaries (35.1% and 33.4%), rent (0.0% and 4.3%), legal and professional fees (3.3% and 7.7%), insurance (11.6% and 11.2%) and office salaries (12.0% and 10.2%) for the 1995 and 1994 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995. Rental expense resumed June 1, 1995.


  Gain on Sale of Long-Term Investments

       For the three month period ended January 31, 1994 Canal recognized gains on the sale of long-term investments of $333,000. The proceeds from the 1994 sale of long-term investments (approximately $500,000) were used to reduce the outstanding balance of short-term borrowings. There were no similar transactions in fiscal 1995.




  Loss on Write-down of Long-Term Investments

       In the third quarter of fiscal 1995, Canal recognized a $114,000 loss on the write-down of one of its long-term investments. The write-down reduces the carrying value of this investment to zero reflecting its current value. There were no similar transactions in fiscal 1994.

  Interest Expense

       Interest expense for the nine months ended July 31, 1995 of $1,003,000 increased by $105,000 (11.0%) from $958,000 for the same period in 1994. Interest expense for the three months ended July 31, 1995 also increased by $58,000 (17.2%) from $340,000 for the same period in 1994. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.


  Inflation

       With the sale of its stockyard operations, Canal s operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal s debt agreements carry variable interest rates.


  Capital Resources and Liquidity

       While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in five of the last six years. Second, the Company is currently in technical default of a $650,000 promissory note which was payable May 31, 1994. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. The Company is currently negotiating for the private refinancing of this note as well as its short-term borrrowings. Management anticipates this refinancing to take place in the fourth quarter of fiscal 1995. Third, the Company is involved in litigation with a major tenant in Sioux City, Iowa. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.



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

       As part of the Company s 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. As of July 31, 1995 the payment has not been made. The holder of this note has notified the Company of its intentions to commence foreclosure proceedings in accordance with the provisions of the mortgage securing the debt. To date, no further action has been taken by the noteholder in this matter. The Company is currently negotiating for the private refinancing of this note as well as its short-term borrrowings. Management anticipates this refinancing to take place in the fourth quarter of fiscal 1995.

       Net cash generated by operations in the first nine months of fiscal 1995 was $252,000. Cash and cash equivalents increased by $24,000 in 1995. Substantially all of the 1995 cash generated coupled with the proceeds from the sale of real estate of $703,000 and a reduction of the art inventory of $268,000 was used to reduce short term borrowings, accrued expenses and outstanding debt.


       During the first nine months of fiscal 1995 Canal reduced short term borrowings by $498,000, accrued expenses increased by $63,000, its variable rate mortgage notes by $325,000 and other long-term debt by $44,000. The net debt reduction for the first nine months of fiscal 1995 was $804,000.

       At July 31, 1995 the Company s current liabilities exceeded current assets by $1.8 million as compared to $4.7 million at October 31, 1994. The decrease is due primarily to the reclassification of the entire variable rate mortgage note debt to long-term as a result of the renegotiated agreement.

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



  Date: September 14, 1995





















