Form 10-K
period 1995-10-31
CANAL CAPITAL CORP
filed 1996-02-02
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

             X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from   to
                       Commission File Number 1-8709

                         CANAL CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                                 51-0102492
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

      717 Fifth Avenue
     New York, New York                               10022
(Address of principal executive offices)            (Zip Code)

                               (212) 826-6040
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:
           None


        Securities registered pursuant to Section 12(g) or the Act:
           Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  Yes  X   No

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at January 18, 1996, was $644,000. The number of shares of Common Stock, $.01 par value, outstanding at January 18, 1996 was 4,326,929.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                   INDEX

Description                                                        Page

                                   PART I


ITEM      1.  Business............................................  1

ITEM      2   Properties..........................................  7

ITEM      3.  Legal Proceedings...................................  8

ITEM      4.  Submission of Matters to a Vote of Stockholders..... 11


                                  PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters................................. 14

ITEM      6.  Selected Financial Data............................. 15

ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations............................... 17

ITEM      8.  Financial Statements and Supplementary Data......... 29

ITEM      9.  Disagreements on Accounting and Financial
              Disclosure.......................................... 29


                                  PART III

ITEM     10.  Directors and Executive Officers of the Registrant.. 30

ITEM     11.  Executive Compensation.............................. 31

ITEM     12.  Security Ownership of Certain Beneficial Owners
              and Management...................................... 35

ITEM     13.  Certain Relationships and Related Transactions...... 37

                                  PART IV

ITEM     14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................. 39

                                     i




                                   PART I


Item 1.  Business


A.   General


     The  Registrant, Canal Capital Corporation ("Canal" or the "Company"),
incorporated   in  the  state  of  Delaware  in  1964,  commenced  business operations through a predecessor in 1936.


     Canal is engaged in two distinct businesses -- the management and further development of its agribusiness related real estate properties and art operations consisting mainly of the acquisition of art for resale. In the past, Canal engaged in the trading of and investing in securities. These activities were severely curtailed in fiscal 1991 and not engaged in at all in fiscal years 1992 through 1995; however, the Company continues to hold certain long-term investments which were acquired prior to 1991.


     Canal's real estate properties located in six midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operations (which operates on land leased from the company) and consists of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In connection with the 1989 sale of its stockyards operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyards operations. The Lease is a ten year lease renewable at the purchaser's option for an additional ten year period, with escalating annual rentals. In addition, Canal retained the right to receive income from certain volume based rental income leases with t w o m e at packing companies located near the stockyards. See "Agribusiness".


     Its principal real estate operating revenues are derived from the Lease, income from the volume based rental leases with meat packing companies located near the stockyards, rental income from its five Exchange Buildings

(commercial office space), lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Canal has continued its program of developing what was excess stockyard property. See "Real Estate Operations".


     Canal's art dealing operations consist primarily of the purchase for resale of contemporary art and the purchase for resale of antiquities primarily from ancient Mediterranean cultures. See "Art Operations".



B.   Real Estate Operations

     General

     Real estate operations, which relate primarily to Canal's former agribusiness operations, resulted in operating income of $2.2 million, while contributing $4.6 million to Canal's revenues for fiscal 1995. Canal is involved in the management, development or sale of its agribusiness related real estate properties at its former stockyard locations, the lease of certain property underlying the stockyards operations sold by Canal in 1989 and the revenue from various volume based rental agreements with meat packing companies located near the stockyards.


     As of October 31, 1995, there are approximately 347 acres of undeveloped land owned by Canal adjacent to its former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property. In December 1995, the company sold approximately 7 acres of land located in South St. Paul, Minnesota.


     Agribusiness

     Under the Lease, Canal has net leased 139 acres of land as well as certain stockyard facilities at five of its former stockyard locations to the group which purchased the stockyard operations. This lease is a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. Canal will be entitled to receive additional rent if the stockyard's livestock volume or cash flow (as defined) exceeds certain levels.

     In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease is a fifty year lease expiring in 2017 with John Morrell & Co. ("Morrell"). The lease calls for Morrell to pay Canal a per head fee for all hogs slaughtered at Morrell s plant that were not purchased at the Sioux City stockyards. The Fargo, North Dakota lease is also a fifty year lease expiring in 2028 with B&H Investment Company ("B&H"). This lease calls for B&H to pay Canal a per head fee for all cattle slaughtered at B&H s plant that were not purchased at the Fargo stockyards. For information on the revenues generated by these leases see Note 3 to the Consolidated Financial Statements. Both the Fargo, North Dakota and the Sioux City, Iowa leases are the subject of ongoing litigation. For further information about this litigation see "Item 3 - Legal Proceedings" and Note 15 to the Consolidated Financial Statements.


     Risk

     Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates. Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its agribusiness related real estate properties.

     Competition

     Canal competes in the area of agribusiness related real estate development with other regional developers, some of which are substantially larger and have significantly greater financial resources than Canal. To a certain extent, Canal's agribusiness revenues are dependent on the ability of the stockyard operations purchaser and the various meat packers with whom Canal has yardage agreements to successfully compete in their respective businesses.


C.   Art Operations
     Operations

     Canal sells its art primarily through two sources, in galleries and at art auctions. In the case of sales in galleries, the Company has consignment arrangements with various art galleries in Europe and the United States. In these arrangements Canal consigns its pieces at specific prices to the gallery.

     In the case of auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auction seasons. The Company assigns a minimum acceptable price on the pieces consigned. The auction house negotiates a commission on the sale of major pieces. The pieces can be withdrawn at any time before or during the auction.


     There are no significant differences between the prices obtained in galleries and those obtained at auction.


     Art operations resulted in an operating loss of $0.7 million while contributing $0.3 million to Canal's revenues for fiscal 1995. These operations consist of the purchase and resale of antiquities through various consignment and joint venture agreements in the United States and Europe and the purchase for resale of contemporary art.



     Salander-O'Reilly

     In November 1989, Canal entered into a cost and revenue sharing agreement with the Salander-O'Reilly Galleries in New York City, in connection with their exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. Canal purchased a number of Olitski paintings for resale. This agreement expired December 1, 1994. Canal currently operates independently of Salander-O Reilly Galleries in its marketing efforts.


     Risk

     Dealing in art in general involves various degrees of risk. There can be no assurance that the operations will be profitable. The success of a program of this nature is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. There can be no assurance that Canal will be able to sell its art inventory at a price greater than or equal to its acquisition costs or be able to turn over its art inventory at a desirable rate. In addition, forgery and counterfeiting are risks inherent in the art industry. However, Canal and its associates, through their experience and certain precautionary measures taken in the purchasing process, are confident that this risk has been minimized. Moreover, there are security risks associated with collections of antiquities and art, including problems of security in their storage, transportation and exhibition. Canal has procured sufficient insurance to cover such risks.




     Competition

     Canal competes in its art operations with investment groups and other dealers, some of whom are substantially larger and have greater financial resources and staff than Canal. There may be a number of institutions and private collectors and dealers who may attempt to acquire the same pieces of art at the same time as Canal, particularly at auction. Similarly, there may be a number of dealers offering similar pieces of art, hereby exerting a downward pressure on prices.




D.   Securities Portfolio

     General

     C a nal no longer engages in trading activities but does have investments in certain companies in which it, together with other entities, some of which are affiliates, comprise a group for regulatory purposes. These investments (in each of which Canal's ownership interest is less than 4%) are considered long-term in nature and are carried at the lower of adjusted cost or net realizable value, as the Company and the other members of the group can be deemed to have significant influence over operating and financial policies of these companies. It is important to note that it is the group (as defined) that can exercise influence over these companies, not Canal. Accordingly, these situations do not qualify for consolidation as a method of reporting. Adjusted cost includes all mark-to-market adjustments through the date at which significant influence is deemed to exist. These investments will be adjusted to net realizable value if any decline in market value from carrying value is deemed other than temporary.

     Canal has an agreement with an investment advisor who is affiliated with a director who is also a shareholder and the Chairman of Canal. The investment advisor has discretionary authority over the securities trading and investment activities, if any, of Canal. This agreement may be terminated by either party by 90 days prior written notice to the other. The investment advisor is paid investment advisory fees quarterly based on 25% of net realized gains less any net unrealized losses. At October 31, 1 9 95, Canal had net realized and unrealized investment losses of approximately $2.0 million available to offset against future net realized gains in determining advisory fees payable.

E.   Employees

     At December 31, 1995, Canal had 7 employees.

ITEM 2.  Properties
     Canal's real estate properties located in six Midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operation (which operates on land leased from the company) and consists of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 1995 include:

                                               Subject             Avail-
                                               to the    Leased    able for
                            Year    Total    Exchange    Master   to Third
Develop-
  Location      Acquired  Site(2)   Bldgs.     Lease(1)  Parties   ment (3)
St. Joseph, MO    1942     127        2           37        2        86
West Fargo, ND    1937      66       13            0        0        53
S. St. Paul, MN   1937     217        6           30       55       126 (7)
Sioux City, IA    1937     127        2           24       55        46
Omaha, NE         1976      85        2           17       34        32
Sioux Falls, SD   1937      43        0           31        8         4
    Total                  665       25          139      154       347

The following schedule shows the average occupancy rate and average rental rate at each of Canal's five Exchange Buildings:

                                1995                        1994
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
St. Joseph, MO             75%      $ 4.75            73%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN            98%      $14.25            96%       $13.90
Sioux City, IA             68%      $ 3.40            69%       $ 3.50
Omaha, NE                  55%      $ 4.73            62%       $ 4.75

NOTES
(1)  Leased to the purchaser of Canal's stockyard operations.
(2) For information with respect to mortgages and pledges see Note 7 to the Consolidated Financial Statements.
(3) For information related to this see Note 2(c) to the Consolidated Financial Statements.
(4)  Canal has closed this building and is offering it for sale.
(5)  Per square foot.
(6) With the exception of S. St. Paul, MN which has one tenant (State of Minnesota) representing 50% of the building's rental income none of
the       leases relating to the above Exchange Buildings represents 10% or
more       of rental income.
(7)  In December 1995, Canal sold seven acres of land at this location.
                                   7


ITEM 3.  Legal Proceedings


     Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. In addition, Canal or its subsidiaries are party to the following litigation:



     Federal Beef Processors, Inc. v. Union Stockyards Company of Fargo


     This action involves Union Stockyards Company of Fargo ( Union ), a wholly owned subsidiary of Canal. It is an action which involves claims which are similar to some of the claims brought by B&H Investment Co. ( B&H ) against Union several years ago which was dismissed in 1994 following a decision by the Minnesota Court of Appeals in favor of Union.

     The dispute involves a Lease Agreement relating to certain real estate owned by Union and leased to Federal Beef Processors, Inc. ( Federal Beef ). Federal Beef operates a meat packing plant on the leased premises, and it is a related entity to B&H, which previously operated the packing plant. By the terms of the Lease Agreement, Federal Beef s obligation to pay additional rent is suspended during any period that Union fails to provide adequate yardage service (under the terms of a separate Yardage Agreement between the parties) that materially affects the business of Federal Beef.

     Federal Beef filed a Complaint on June 2, 1995 in the District Court for Cass County, North Dakota, for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for the livestock pens used by Federal Beef under the Yardage Agreement. The damages sought by Federal Beef are in an unspecified amount consisting of the additional rent paid by Federal Beef during the time Union allegedly was in breach of the Lease Agreement and the Yardage Agreement. As of June 1995, Federal Beef alleged it was entitled to the return of additional rent in excess of $70,000. In addition, Federal Beef seeks all direct and consequential damages allegedly suffered by Federal Beef because of the claimed breach, including loss of profits from animals allegedly damaged by reason of the condition of the pens. Federal Beef subsequently filed an Amended Complaint in which it has also sought a determination that it is entitled to exercise an option to purchase the leased premises under the terms of the Lease Agreement for a price measured by the unimproved value of the leased premises.

     Union has filed an Answer and Complaint denying the allegations in the Amended Complaint, seeking a determination that Federal Beef s claims are frivolous, and asking for an award of Union s reasonable attorneys fees and costs in connection with the defense of the action. In July 1995, Union successfully defeated a motion by Federal Beef for an order which would have allowed Federal Beef to deposit into Court all rent payments due from Federal Beef to Union pending the outcome of the litigation. As a result, Federal Beef has continued to make all rent payments due under the Lease Agreement while reserving its alleged claims against Union.

     Management does not believe that the revenues generated by this lease will be materially affected in resolving this dispute.



     John Morrell & Co. v. Canal Capital Corporation

     On October 6, 1993, an action was commenced against Canal by John Morrell & Co. ("plaintiff") in the District Court for Woodbury County, State of Iowa. Plaintiff amended the action on November 30, 1993. The lawsuit arises out of the alleged breach by Canal, as lessor, of a lease agreement relating to certain real estate on which plaintiff operates a meat packing plant in Sioux City, Iowa. Plaintiff alleges in the suit a breach of the lease by Canal as a result of Canal's sale of the Sioux City stockyard operation in 1989 and its failure to renegotiate the rental terms of the lease. Plaintiff alleges that Canal is obligated, as lessor, to provide animals from the Sioux City stockyards to meet plaintiff's needs in operating the packing plant on the leased property. Plaintiff alleges that, as a result of Canal's failure to provide sufficient animals to meet plaintiff's needs, plaintiff has been forced to obtain animals from sources other than the stockyards at an additional cost and has been forced to pay additional rent under the lease agreement. Plaintiff seeks relief in the form of damages in an unspecified amount and a renegotiation of the rental terms of the lease.

     The parties have agreed to suspend activity in the litigation while the parties explore the possible resolution of the matter. In the meantime, plaintiff has agreed to pay the rent/yardage payments to Canal according to the lease without prejudice to the claims of either plaintiff or Canal. The agreement may be terminated by either party upon 30-days written notice.

     Management does not believe that the revenues generated by this lease will be materially affected in resolving this dispute.

     Former Portland Stockyard Property

     In December 1988, the Company sold a parcel of real estate in Multnomah County, Oregon and, in connection therewith, agreed to share the costs of the correction of adverse environmental conditions on such property with the buyer. Pursuant to the cost sharing agreement, $1.1 million of the sales price was placed in escrow to secure the Company's performance of its cost sharing obligations, which were not limited to that amount. In 1991 the Company received an estimate from the buyer that the correction costs might be in the range of $2 to $5 million. Under the cost sharing agreement, the Company's obligation is to pay 50% of the first $400,000 and 90% of the next $425,000 of costs and 95% of all costs thereafter. The Company had objected to the buyer's definition of costs which require sharing in connection with certain  demands  of  the  buyer  for  release of funds from escrow and had stopped  payment  of  those  funds  from  the escrow.  This dispute was the subject of an arbitration which was recently resolved in favor of the buyer. As a result, those funds were released from escrow and the escrow has been substantially depleted. At October 31, 1993, the Company accrued $400,000 representing management's estimate of its additional contingent liability in this matter. This amount is included as a liability in accrued litigation settlement at October 31, 1995.


     Sioux City, Iowa - Demolition Notice

     On October 25, 1994, Canal received a Placard Notice (the "Notice") from the City of Sioux City, Iowa (the City ) ordering the demolition of four structures located on Canal's property. The Notice claims that the structures  are  delapidated,  unsafe  and must be demolished.  While exact costs are not available, Canal estimates demolition costs at $750,000 to $1,000,000. Canal is currently negotiating with the City for the sale of the four structures covered by the Notice and approximately 15 acres of land to the City. If these negotiations are successful the responsibility for any demolition required would be with the City. Additionally, Canal has filed an appeal of this Notice with City Inspection Services Manager and is awaiting a hearing date. If this matter cannot be settled as described above, Canal will pursue alternative means of challenging this Notice.


     Pine Valley Meats, Inc. v. Canal Capital Corporation

     On May 5, 1995 an action was commenced against Canal by Pine Valley Meats, Inc. ( Plaintiff ) in the County Court for Dakota County, State of Minnesota. The lawsuit arises out of the alleged breach by Canal of a certain cattle walkway agreement (the walkway agreement ) relating to the passage of cattle over land owned by Canal in South St. Paul, Minnesota. Plaintiff contends that the walkway agreement is a permanent easement thereby requiring Canal to maintain a cattle walkway for their use in perpetuity. Canal s position is that the walkway agreement is in fact a license and can be terminated at Canal s discretion. Canal did close the cattle walkway for several weeks in April 1995.

     In June 1995, plaintiff sought and won a temporary injunction requiring Canal to continue to maintain the cattle walkway for plaintiff s use until the rights of the parties can be determined at trial. Plaintiff is seeking a permanent injunction determining that the walkway agreement creates an easement as well as unspecified damages for lost profits when the walkway was closed.

     On January 5, 1996, the Dakota County Court ruled that the walkway agreement constituted a license only and denied the plaintiff s request for a permanent injunction. Trial on the damage issue is scheduled for April 15, 1996.

     Management does not believe that a damage award in this case is likely or that if damages were awarded that they would be of a material amount.




ITEM 4.  Submission of Matters to a Vote of Shareholders

     None.

                    Executive Officers of the Registrant

     The following table sets forth the names, ages, business backgrounds and areas of responsibility of the executive officers of the Registrant:

                              Positions and        Other Current and Prior
                               Offices with          Positions During the
      Name            Age     the Registrant          Past Five Years

Michael E. Schultz    59    President and Chief    Attorney, partner in
                             Executive Officer      Ehrenkranz, Ehrenkranz
                             since September 1991   & Schultz, law firm,
                             and a Director for     for more than five
                             more than five years.  years.  Executive Vice
                                                    President, Special Pro-
                                                    jects, Intelogic Trace,
                                                    Inc. until December 8,
                                                    1994.

Asher  B.  Edelman         56    Chairman of the        Controlling General
Part-
                             Board since            ner, Plaza Securities
                             September 1991 and     Company for more than
                             prior thereto Vice     five years and of Asco
                             Chairman of the        Partners (the General
                             Board and Chairman     Partner of Arbitrage
                             of the Executive       Securities Company),
                             Committee for more     broker-dealer, for more
                             than five years.       than five years;
                                                    President of A.B.
                                                    Edelman Management
                                                    Company, Inc. (the
                                                    General Partner of
                                                    Edelman Value Partners,
                                                    Inc.) For more than
                                                    five years. Chairman
                                                    of the Board of Datapoint
                                                    Corporation, computer
                                                    manufacturing and
                                                    distribution, for
                                                    more than five years.
                                                    Chairman of the Board
                                                    of Intelogic Trace, Inc.,
                                                    computer and telecom-
                                                    munications equipment
                                                    servicing, until December
                                                    8, 1994.

Reginald Schauder     46    Vice President-        Controller from
                             Finance, Secretary     July 1985 to
                             and Treasurer since    January 1989
                             January 1989.

     There are no family relationships between any of the aforementioned executive officers of the Registrant, and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

                                  PART II




ITEM 5.  Market for the Registrant's Common Stock and Related
         Stock Matters



     On April 30, 1992 the Securities and Exchange Commission approved an order granting the application of the New York Stock Exchange, Inc. for removal of the Common Stock of Canal from listing and registration on the Exchange under the Securities Exchange Act of 1934. Currently, Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 1995 as reported on the "pink sheets" were:



                                   Fiscal 1995           Fiscal 1994
Quarter Ended                   High       Low         High        Low


October 31 .................  $  3/16 --  $  1/16    $ 1 1/2  -- $  1/2
July 31 ....................     3/16 --     3/16      1 3/8  --    3/8
April 30 ...................      1/4 --      1/8      1 3/8 --     1/8
January 31 .................      1/2 --      1/4       1/16 --    1/16


     There were no cash dividends paid during fiscal 1995 or 1994. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 18, 1996, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

Item 6. Selected Consolidated Financial Data

     The following data have been derived from consolidated financial statements that have been audited by Todman & Co., CPAs, P.C., independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

                   (In Thousands, Except per share data)


Year Ended October 31,   1995     1994      1993      1992       1991


Operating Data:
Revenues from
 continuing operations  $4,854(5) $8,460(4) $4,535(3) $6,968(2)  $11,280(1)

Net income (loss)
 from continuing
 operations            ($1,518)(9)$1,362(8)($2,160)(7)($4,674)(6)($5,296)

Extraordinary gain
 on retirement of
 debt                        0         0       366        857         0

Net income (loss)      ($1,518)   $1,362   ($1,794)   ($3,817)   ($5,296)
 provision for
 preferred stock
 dividend                 (193)     (313)     (113)       (97)       131

Net income (loss)
 applicable to
 common shares         ($1,711)   $1,049   ($1,907)   ($3,914)   ($5,427)

Earnings (loss) per
 common and common
 equivalent share
 (Note 2(I)): (10)

Net income (loss)
 before extraordinary
 item                    ($0.40)    $0.23    ($0.52)     ($1.10)   ($1.25)

Extraordinary item         0.00      0.00      0.08        0.20      0.00

 Net income (loss)      $ (0.40)   $ 0.23    ($0.44)     ($0.90)   ($1.25)

Item 6. Selected Consolidated Financial Data (cont d)


                   (In Thousands, Except per share data)


Year Ended October 31,    1995      1994      1993      1992      1991

Earnings (loss) per
common and common
equivalent share
assuming full dilution
(Note 2(I)): (10)

 Net income (loss)
 before extraordinary
 item                    $(0.37)    $ 0.20   ($0.52)   ($1.10)    ($1.25)

Extraordinary item         0.00       0.00     0.08      0.20       0.00

 Net income/(loss)       $(0.37)    $ 0.20   ($0.44)   ($0.90)    ($1.25)



Cash dividends paid      $ 0.00     $ 0.00    $0.00     $0.00      $0.00


Notes:

(1) The revenue increase is due primarily to Canal s sale of a substantial portion of its antiquities inventory, which was effected in order to strengthen liquidity and reduce the level of outstanding debt.

(2) The revenue decrease is due primarily to a reduction in art sales which was offset to a certain extent by increased real estate revenues and the company s cessation of its securities trading and investing which activity had resulted in a $1.2 million loss for fiscal 1991.

(3)  The revenue decrease is due primarily to a reduction in art sales.

(4) The revenue increase is due primarily to an increase of $2.3 million in real estate sales and the reversal of a loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the company.

(5) The revenue decrease is due primarily to a decrease of $2.1 million in real estate sales and the absence of a $1.5 million judgment reversal in 1994 against a subsidiary of the company.

Item 6. Selected Consolidated Financial Data (cont d)


(6) Includes $400,000 (see Note 6) and a $1.6 million provision for litigation settlement (see Note 15).

(7) Includes an $873,000 write-off in connection with lease termination (see Note 11), a $400,000 provision for litigation settlement (see
     Note 15), and a $300,000 valuation allowance to the art inventory (see
     Note 10).

(8) Includes the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgement against a subsidiary of a company, a $0.6 million gain on property sales and a $0.3 million gain on the sale of long-term investments offset by a $0.3 million loss on the write down of long-term investments and $0.2 million increase in the art inventory valuation reserve.

(9) Includes the absence of a judgment reversal of $1.5 million in 1994 against a subsidiary of the company, and a $0.5 million increase in the art inventory valuation reserve, absence of $0.3 million gain on sale of long-term investments, and $0.2 million increase in interest expense partially offset by a $0.6 million gain on real estate sales.

(10) Common and common equivalent shares were calculated to give effect to certain common stock equivalents and common stock equivalent share - fully diluted to give effect to certain convertible notes issued in March 1994.

(11) For discussion of material uncertainties, see Note 15.

Item 6. Selected Consolidated Financial Data (cont d)


                               (In Thousands)

Year Ended October 31,    1995     1994      1993      1992      1991

Balance sheet data:

Current assets         $   963    $ 1,416   $ 1,321    $ 3,110   $ 15,732
Property on operating
  leases, net (1)         8,385      8,708     9,784     10,494    11,665
Art inventory non-
  current                 4,900      5,744     6,074      7,079         0
Other assets              3,955      4,260     5,184      6,339     7,240

Total Assets            $18,203    $20,128   $22,363    $27,022   $34,637



Current Liabilities     $ 2,710    $ 6,122   $15,015    $17,670   $ 9,763
Long-term debt           11,379      8,062     2,394      2,502    13,948
Stockholders  Equity      4,114      5,944     4,954      6,850    10,926

Total Liabilities
& Stockholders  Equity  $18,203    $20,128   $22,363    $27,022   $34,637


Common shares
outstanding at year-
end                       4,327      4,327     4,327      4,327     4,327



Notes:

(1) Certain prior amounts have been reclassified to conform to current year s presentation.
(2) For discussion of material uncertainties and commitments, see Notes 11 and 15 to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION




Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but do not include any adjustments that might result from the resolution of these other uncertainties.


     Canal recognized a net loss of $1.5 million for 1995 as compared to the 1994 net income of $1.4 million and the 1993 net loss of $1.8 million. After recognition of preferred stock dividend payments of $193,000 in 1995, $313,000 in 1994 and $113,000 in 1993, the results attributable to common stockholders were a net loss of $1.7 million in 1995, net income of $1.0 in 1994 and a net loss of $1.9 million in 1993.

     Canal's revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. During fiscal years 1992 and 1991, the Company sold several large pieces of art to fulfill part of its current cash needs and to reduce the level of its art inventories. These sales were made at amounts below the Company's costs. There were no similar sales in fiscal 1995 nor does management anticipate any significant sales of this nature to occur in fiscal 1996. Revenues in 1995 decreased by $3.6 million to $4.9 million as compared with 1994 revenues which had increased by $3.9 million to $8.5 million from 1993 revenues of $4.5 million. The 1995 decrease is due primarily to a $2.1 million reduction in real estate sales and the 1994 inclusion of the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the company. The 1994 increase is due primarily to a $2.3 million increase in revenues from the sale of real estate and the inclusion of the reversal of a $1.5 million loss provision as discussed above.
                                     19





1995 vs. 1994

     Canal's 1995 net loss of $1.5 million was due primarily to a $0.7 million loss from art operations (which included a $0.5 million increase in the art inventory valuation reserve), a $0.3 million write down of the Company s long-term investment, an increase in interest expense of approximately $0.3 million due to rate increases and a $0.1 million increase in general and administrative expenses associated primarily with increased legal fees. The 1994 results included the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company, a $0.6 million gain on the sale of real estate and a $0.3 million gain on the sale of long-term investments. These were offset by a $0.3 million write down of the Company's long-term investments and a $0.2 million increase in the art inventory valuation reserve.


Real Estate Revenues

     Real estate revenues for 1995 of $4.6 million accounted for 94.6% of the 1995 revenues as compared to revenues of $8.3 million or 97.5% for 1994. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (45.5% and 25.7%), Ground lease income (21.2% and 11.5%), volume based rental income (15.9% and 9.7%) and sale of real  estate  and  other  income  (17.4%  and  53.1%)  for  1995  and 1994, respectively. The 1995 decrease is due primarily to a $2.1 million decrease in the sale of real estate and the inclusion in the 1994 revenues of the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company.


Real Estate Expenses

     Real estate expenses for 1995 of $2.4 million decreased by $1.8 million (43.3%) from $4.2 million in 1994. Real estate expenses are c o m prised of labor, operating and maintenance (40.9% and 21.7%), depreciation and amortization (15.2% and 9.9%), taxes other than income taxes (22.1% and 12.2%), cost of real estate sold (18.0% and 54.2%) and general and administrative expenses (3.8% and 2.0%) for 1995 and 1994, respectively. The 1995 decrease in real estate expenses is due primarily to the $2.1 million decrease in aggregate real estate sales for fiscal 1995. Additionally, the percentage swings in year to year comparisons is due primarily to the $1.9 million decrease in the cost of real estate sold.



Art Operations


     Management estimates it may take two to five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including s u p p l y, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market.
Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Canal has its art inventory appraised by an independent appraiser annually. The 1995 appraisal covered approximately 78% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 22% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1995 Canal recognized a $500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $1,000,000 as of October 31, 1995 as compared to $500,000 and $300,000 at October 31, 1994 and 1993, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.

     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value. The Company will continually monitor the market for its product and will make adjustments to the value of its art inventory as such adjustments become necessary.




     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were s u ccessfully implemented in fiscal 1995. Because of the available alternatives the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1996.



Art Revenues

     Art revenues for 1995 increased $53,000 or 25.5% from $207,000 in 1994. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (94.7% and 100.0%) and commission income (primarily from the Salander-O'Reilly agreement) on sale of art owned by third parties (5.3% and 0.0%) for 1995 and 1994, respectively. The Company's art inventory was reduced by $0.4 million and $0.3 in fiscal years 1995 and 1994, respectively.


Art Expenses

     Art  expenses  for  1995  of  $1.0  million  increased by $0.5 million
(103.2%) from $0.5 million in 1994. Art expenses (excluding valuation reserves) consisted of the cost of art sold (83.6% and 73.3%) and selling, general and administrative expenses (16.4% and 26.7%) for 1995 and 1994, respectively. Included in art expenses is a $0.5 million and a $0.2 million valuation allowance against the Company's art inventory (see Note 10 to the Consolidated Financial Statements) for fiscal years 1995 and 1994, respectively. The 1995 increase is due primarily to a $198,000 (94.6%) increase in the cost of art sold.


General and Administrative

     General and administrative expenses for 1995 of $1.4 million increased $0.1 million (9.1%) from $1.3 million in 1994. The major components of general and administrative expenses are officers salaries (30.5% and 31.0%), rent (5.7% and 7.5%), legal and professional fees (17.1% and 11.9%), insurance (11.4% and 16.4%) and office salaries (10.4% and 9.0%) for 1995 and



1994, respectively. The percentage decreases in officers salaries, insurance and office salaries is a result of the aggregate increase in total general and administrative expenses as a result of the increases in legal fees. The percentage increase in legal and professional fees reflect increased legal expenses associated with the new lawsuit in Fargo, North Dakota (see Note 15 to the Consolidated Financial Statements).

Gain on Sale of Long-term Investments

     Canal recognized gains on the sale of long-term investments of $333,000 in fiscal 1994. The proceeds from these sales of approximately $500,000 was used to reduce the outstanding balance of short-term borrowings.

Write Down of Long-Term Investments

     Canal recognized losses of $286,000 and $344,000 on the write down of long-term investments in fiscal 1995 and 1994, respectively. The 1995 loss includes $114,000 to write down the Company s investment in Intelogic Trace, Inc. to zero. As per Canal's policy (see Note 2(B)) these losses reflect adjustments to the carrying value of these investments to managements estimate of their net realizable value.


Interest and Other Income

     Interest and other income for 1995 decreased 9.2% to $164,000. These amounts are comprised primarily of dividend and interest income and to a lesser extent the proceeds from the sale of non-essential assets.


Interest Expense

     Interest expense increased $0.2 million (15.6%) to $1.5 million in 1995. The increase reflects increases in the average interest rates charged Canal which was offset to a certain extent by reductions in the average balance of long-term debt outstanding. Interest rates on Canal's variable rate mortgage notes increased to an average of 11.78% in 1995 as compared to an average of 9.1% in 1994 and an average of 8.5% in 1993. At October 31, 1995 Canal had reduced the outstanding face value of these notes from the original $20.0 million to $7.6 million.





1994 vs. 1993

     Canal's 1994 net income of $1.3 million was due primarily to the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company, a $0.6 million gain on the sale of real estate and a $0.3 million gain on the sale of long-term investments. These were offset by a $0.3 million write-down of the Company's long-term investments and a $0.2 million increase in the art inventory valuation reserve.


Real Estate Revenues

     Real estate revenues for 1994 of $8.3 million accounted for 97.5% of the 1994 revenues as compared to revenues of $4.3 million or 94.2% for 1993. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (25.7% and 49.5%), Ground lease income (11.5% and 23.4%), volume based rental income (9.7% and 13.0%) and sale of real  estate  and  other  income  (53.1%  and  14.1%)  for  1994  and 1993, respectively. The 1994 increase is due primarily to a $2.3 million increase in the sale of real estate and the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company.


Real Estate Expenses

     Real  estate  expenses  for  1994  of  $4.2  million increased by $1.6 million from $2.6 million in 1993 (64.8%). Real estate expenses are c o m prised of labor, operating and maintenance (21.7% and 46.5%), depreciation and amortization (9.9% and 21.6%), taxes other than income taxes (12.2% and 21.1%), cost of real estate sold (54.2% and 8.4%) and general and administrative expenses (2.0% and 2.5%) for 1994 and 1993, respectively. The 1994 increase and the swings in year to year comparisons is due primarily to the $2.1 million increase in the cost of real estate sold. Included in 1993 real estate expenses is a $0.4 million provision for litigation settlement associated with the Company's former Portland Stockyard Property (see Note 15).







Art Operations

     Management estimates it may take two to five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market.
Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.


     Canal has its art inventory appraised by an independent appraiser annually. The 1994 appraisal covered approximately 80% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 20% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1994 the Company increased the valuation allowance against its art inventory (see Note 10 to the Consolidated Financial Statements) to reduce the inventory value to its estimated net realizable value to $500,000 from its 1993 level of $300,000. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.


     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.

     The nature of art makes it difficult to determine a replacement value.


The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the provision on the current portion of the inventory has effectively reduced inventory to its estimated net realizable value. The Company will continually monitor the market for its product and will make adjustments to the value of its art inventory as such adjustments become necessary.



Art Revenues

     Art revenues for 1994 decreased $56,000 (21.4%) from $264,000 in 1993.
Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 98.6%) and commission income (primarily from the Salander-O'Reilly agreement) on sale of art owned by third parties (0.0% and 1.4%) for 1994 and 1993, respectively. The Company's art inventory was reduced by $0.3 million and $0.2 in fiscal years 1994 and 1993, respectively.



Art Expenses

     Art expenses for 1994 of $0.5 million decreased by $0.3 million (39.0%) from $0.8 million in 1993. Art expenses (excluding valuation reserves) consisted of the cost of art sold (73.3% and 67.1%), selling, general and administrative expenses (26.7% and 32.7%) and depreciation and amortization expenses (0.0% and 0.2%) for 1994 and 1993, respectively. Included in art expenses is a $0.2 million and a $0.3 million valuation allowance against the current portion of the Company's art inventory (see
Note 10) for fiscal years
1994 and 1993, respectively. The 1994 decrease is due primarily to a $123,000 (37.1%) reduction in the cost of art sold associated with the decrease in art sales discussed above and to an $86,000 (52.8%) reduction in the art operations selling, general and administrative expenses as a result of Canal's closing its Daedalus Gallery in London.



General and Administrative

     General and administrative expenses for 1994 of $1.3 million decreased $0.4 million (25.7%) from $1.7 million in 1993. The major components of general and administrative expenses are officers salaries (31.0% and 23.0%), rent (7.5% and 20.4%), legal and professional fees (11.9% and 19.0%), insurance (16.4% and 8.5%) and office salaries (9.0% and 7.0%) for 1994 and 1993, respectively. The percentage increases in officers salaries and office salaries is a result of the aggregate decrease in total general and administrative expenses. The percentage increase in insurance expense relects increased premiums combined with increased deductible copayments on certain of the Company's insurance policies. The percentage decrease in rent is due to the Company's 1993 move to smaller corporate offices in New York City and the percentage decrease in legal and professional fees is due to a reduction in the level of ongoing litigation.

Write-off in Connection with Lease Termination

     The 1993 write-off was associated with the early termination of the Company's New York City office space. The $873,000 write-off consisted of the cost of leasehold improvements (90.4%) and associated deferred leasing expenses (9.6%). There was no similar expense in 1994.


Gain on Sale of Long-term Investments

     Canal recognized gains on the sale of long-term investments of $333,000 and $329,000 in fiscal 1994 and 1993, respectively. The proceeds from these sales (approximately $500,000 in each year) were used to reduce the outstanding balance of short-term borrowings.


Write Down of Long-Term Investments

     During 1994 Canal recognized a loss of $344,000 on the write down of long-term investments. As per Canal's policy (see Note 1(B)) this loss reflects an adjustment of the carrying value of these investments to managements estimate of their net realizable value. There was no similar transaction in fiscal 1993.


Interest and Other Income

     Interest and other income for 1994 decreased $0.2 million (52.1%). Included in the 1993 results were accounting and management fees charged to a third party and proceeds from the sales of excess office furniture and equipment. There were no similar transactions in fiscal 1994.


Interest Expense

     Interest expense decreased $0.2 million (12.0%) to $1.3 million in 1994. The decrease reflects reductions in the average balance of long-term debt outstanding offset to a certain extent by increases in the average interest rates charged Canal. Interest rates on Canal's variable rate mortgage notes increased to an average of 9.1% in 1994 as compared to an average of 8.5% in 1993 and an average of 8.9% in 1992. At October 31, 1994 Canal had reduced the outstanding face value of these notes from the original $20.0 million to $8.0 million.

Extraordinary Gain on Retirement of Debt

     In fiscal 1993 Canal repurchased $1.5 million of its outstanding Variable Rate Mortgage Note at a significant discount resulting in a net extraordinary gain of $365,760. There was no similar transaction in fiscal 1994.



Inflation

     With the sale of its stockyard operations, Canal's operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal's debt agreements carry variable interest rates.






























Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any a d justments that might result from the resolution of these other uncertainties.

     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to may 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

     On September 20, 1995, the company issued $1,032,000 of variable rate mortgage notes due September 15, 1998, the proceeds of which were used to repay in full the Company s secured credit line and a $650,000 note the Company issued in 1993. The purchasers of these notes included an investment partnership controlled by the company s Chairman and the company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively.


     Net cash provided by operations in fiscal 1995 was $0.2 million. Cash and cash equivalents increased somewhat in 1995. Substantially all of the 1995 cash from operations coupled with the proceeds from new debt, the net proceeds from the sale of real estate of $0.3 million and the proceeds from the sale of art of $0.3 million was used to reduce short term borrowings, accrued expenses and outstanding debt.


     During 1995 Canal reduced short term borrowings by $0.8 million, its variable rate mortgage notes by $0.3 million and other long-term debt by $0.7 million. Canal incurred new long-term debt in connection with these reductions of $1.0 million. The net 1995 debt reduction was $0.8 million.


     At October 31, 1995 the Company's current liabilities exceeded current assets by $1.7 million, a decrease of $3.0 million from 1994. The only required principal repayments under Canal's debt agreements for 1996 will be from the proceeds from the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.


     As discussed more fully in Note 3, the Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company's annual revenues. To date, the stockyard operator has met all of its obligations under the lease. Management does not anticipate any changes in this situation for the remainder of the lease.


     Management believes that the 1996 cash flow from operations will be sufficient to support its ongoing operations.















ITEM 8.  Financial Statements and Supplemental Data

     The response to this item is included in Item 14(A) of the report.



ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.
























                                  PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The following information with respect to the principal occupation or employment of each director and the name and principal business of the Company or other organization in which such occupation or employment is carried on, and in regard to other affiliations and business experience during the past five years, has been furnished to the Company by the respective directors.

     Asher B. Edelman, age 56, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985; has been General Partner of Plaza Securities Company, an investment partnership, since July 1979; General Partner of Asco Partners, a general partner of Arbitrage Securities Company, a broker/dealer, since July 1984; and General Partner of Arbitrage Securities Company, from January 1977 until June 1984; President of A.B. Edelman Management Company, Inc. (The General Partner of Edelman Value Partners, Inc.) for more than five years. Mr. Edelman is a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint"). Mr. Edelman was a Director, Chairman of the Board and Chairman of the Executive Committee of Intelogic Trace, Inc. ("Intelogic") until December 8, 1994.

     Gerald N. Agranoff, age 49, has been a Director since 1984, was General Partner, Asco Partners (the General Partner of Arbitrage Securities Company ("Arbitrage Securities") from July 1984 through December 1991; a
General Partner of Arbitrage Securities, a broker/dealer, and of Plaza Securities Company ("Plaza"), an investment partnership for more than five years; Vice President of A.B. Edelman Management Company, Inc. (the General Partner of Edelman Value Partners, Inc.) For more than five years; Trustee, Management Assistance Inc. Liquidating Trust ("Management Assistance Trust") since February, 1986; General Counsel to Plaza and Arbitrage


Securities for more than five years; Director of Bull Run Corporation since December 1990; General Counsel of Datapoint Corporation since October, 1994 and a Director since 1991; and was a Director of Intelogic from December, 1991 to December 8, 1994.

     Michael E. Schultz, age 59, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and has been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz for more than five years. Mr. Schultz was Executive Vice President-Special Projects for


Intelogic since November 1992 and a Director since July, 1985 until December 8, 1994.

     T h e Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board.

     During fiscal 1995 the Board of Directors did not hold any meetings, but the Executive Committee held nine meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the only other executive officer of the Company whose salary for fiscal 1995 exceeded $100,000.

                         SUMMARY COMPENSATION TABLE
                            Annual Compensation

Name and Principal
     Position                      Year                  Salary

Michael E. Schultz                 1995                $ 162,500
President and Chief
  Executive Officer                1994                $ 150,000

                                   1993                $ 150,000



Asher B. Edelman                   1995                $ 162,500
Chairman of the Board
  and Executive                    1994                $ 150,000
  Committee
                                   1993                $ 150,000


     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $87,000, $86,000 and $64,000 for fiscal years 1995, 1994 and 1993, respectively.



                     Aggregate Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Value


                                                     Value of
                                                     Unexercised
                        Number of Securities         In-the-Money
                        Underlying Unexercised       Options at
Name                    Options at Fiscal Year End   Fiscal Year End
Michael E. Schultz               255,500*                $   -0-

Asher B. Edelman                  20,000*                $   -0-


* All options were exercisable at October 31, 1995.



Retirement Plans


     The Canal Capital Corporation Retirement Plan (the "Retirement Plan") provides benefits to eligible employees of the Company and its subsidiaries and affiliates. Directors who are not employees are not eligible to participate in the Retirement Plan. The Retirement Plan is administered by the Company. All Company contributions under the Retirement Plan were deposited with an insurance company and invested in a group annuity contract through May 30, 1985. Thereafter, all Company contributions have been held in trust under a Trust Agreement between the Company and the Executive Committee of the Board of Directors, as trustee. Contributions to the Retirement Plan are determined on an actuarial basis, without individual allocation.


     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Mr. Edelman has a deferred annual accumulated benefit of approximately $1,300 as of October 31, 1995. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.




COMPENSATION OF DIRECTORS


Fees and Expenses; Other Benefits



     Directors who are not officers of the Company do not receive cash compensation for service as Directors. The options were granted December 1991. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging.


Stock Options for Directors


     The Company maintains an option plan for the benefit of directors of the Company -- the 1985 Directors' Stock Option Plan (the "1985 Plan"), which was approved by the stockholders of the Company on March 12, 1986.

     Pursuant to the 1985 Plan, a maximum of 264,000 shares of common stock, $0.01 par value per share, of the Company have been reserved for issuance to directors and members of the Executive Committee of the Company and its subsidiaries.

     Options granted under the 1985 Plan are nonqualified stock options and have an exercise price equal to 100% of fair market value of the shares on the date of grant. The options may be exercised no earlier than one year from the date of grant and no later than ten years after the date of grant. Under the 1985 Plan, options covering 22,000 shares are automatically granted to each new director upon the effective date of his election to office and options covering 5,500 shares are automatically granted to each new member of the Executive Committee upon the effective date of his appointment to office. In addition, the 1985 Plan was amended on December 18, 1991 to provide an automatic grant of options covering 25,000 shares to each current and new director who is not an employee of the Company including Mr. Agranoff. The 1985 Plan is administered by the Board of Directors of the Company.

     During the 1995 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. However, during fiscal 1995 71,500 options granted in June, 1985 expired. At October 31, 1995, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.


     The Board of Directors gave a small raise to each of the company s executive officers in 1995, which was the first increase in four fiscal years and was intended as a cost of living adjustment. The salary of Mr. Schultz, the CEO of the company, was determined in 1991 when he joined the company.

                                                Asher B. Edelman
                                                Michael E. Schultz
                                                Gerald N. Agranoff



                           Compensation Committee
                    Interlocks and Insider Participation


     The Board of Directors (comprised of Asher B. Edelman, Chairman of the Board and Chairman of the Executive Committee, Gerald N. Agranoff and Michael E. Schultz, President and Chief Executive Officer) determines the compensation of the Chief Executive Officer and the Company's other executive officers and administers the Company's 1984 Stock Option Plan and 1985 Stock Option Plan for Directors.


     In connection with the Company's investment program, the Executive Committee of the Board of Directors, through Mr. Edelman, invests funds of the Company in securities of other companies. Pursuant to an investment management agreement between the Company and Edelman Management (the " I n vestment Management Agreement"), Edelman Management was granted discretionary power with respect to such funds of the Company and, for investment advisory and management services, is entitled to receive an advisory fee quarterly based on 25% of the realized gains less any net unrealized losses in the portfolio. Due to accumulated investment losses, the Company did not incur any advisory fees during the 1995 fiscal year. The Agreement may be terminated by either party by 90 days prior written notice to the other.


     Certain funds of the Company have been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates are directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1992, such companies included Datapoint and Intelogic. The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited


Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence.

     On December 8, 1994, Intelogic completed a reorganization under the Federal Bankruptcy laws. As a result, there are no longer interlocking directorships between Intelogic and the Company. However, the Company is still subject to certain restrictions under SEC regulations relating to the future sale of these securities.

ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 18, 1996 were:

                      SECURITIES BENEFICIALLY OWNED


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   1,481,019 (c)             34.07

Michael E. Schultz                   312,135 (c)              6.81

William G. Walters                 1,234,440 (b)             23.17

     (a) Under applicable regulations of the Securities and Exchange Commission (the "SEC"), a person who has or shares the power to direct the voting or disposition of stock is considered a "beneficial owner". Each individual referred to in the above table has the sole power to direct the voting and disposition of the shares shown.

     (b) The number reported herein for Mr. Walters includes 234,440 shares owned by Whale Securities Co., L.P., of which Mr. Walters is Chief Executive Officer and an option for 1,000,000 shares held in Mr. Walters retirement plan. The shares in Mr. Walters retirement plan are issuable upon conversion of a $150,000 (principal amount) 7% Convertible Note due December 31, 1996. Mr. Walters has sole power to vote and dispose of the shares described herein.

     (c) For additional information about beneficial ownership see "Securities Owned by Management" below.

                       SECURITIES OWNED BY MANAGEMENT


     The following table sets forth certain information as of January 18, 1996, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Gerald Agranoff                       25,000 (b)

Asher B. Edelman                   1,481,019 (c)(d)          34.07

Reginald Schauder                     23,600 (e)

Michael E. Schultz                   312,135 (f)              6.81

All Directors and Officers
  as a group (4 persons)           1,841,754                 39.60


     (a) Under applicable regulations of the Securities and Exchange Commission (the "SEC"), a person who has or shares the power to direct the voting or disposition of stock is considered a "beneficial owner". Each director and officer referred to in the above table has the sole power to direct the voting and disposition of the shares shown, except as otherwise set forth in footnotes (c), (d) and (f) below.


     (b) Includes 25,000 shares subject to options which are presently exercisable.


     (c)  The number reported herein excludes 26,620 shares of common stock
held  by Canal Capital Corporation Retirement Plan.   Mr. Edelman serves as
a trustee of the Canal Capital Corporation Retirement Plan.


     (d) The number reported herein for Mr. Edelman includes 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder, 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner, and 1,012,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner and 31,300 shares held in Mr. Edelman's retirement plan. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the sales owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership.

     The number reported herein for Mr. Edelman includes 214,150 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian, but excludes 38,865 shares of common stock owned by Mr. Edelman's former wife, 140,110 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian and 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 23,500 shares subject to options which are presently exercisable.

     (f) Includes 255,500 shares subject to option which are presently exercisable.

     The number reported herein excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan. Mr. Schultz serves as a trustee of the Canal Capital Corporation Retirement Plan. The number reported herein for Mr. Schultz also excludes 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children. Mr. Schultz serves as the trustee for each of the trusts.

     During the fiscal year ended October 31, 1995, Michael E. Schultz, President and Chief Executive Officer pf the Company, inadvertently omitted to file a Form 5 with respect to 1,194 shares of $1.30 Exchangeable Preferred



Stock received by Mr. Schultz in fiscal 1995 and 73,619 shares of $1.30 Exchangeable Preferred Stock received by trusts for the benefit of Mr. Edelman s daughters, of which Mr. Schultz is the trustee. The Form 5 was filed after the omission to file was brought to Mr. Schultz s attention.


ITEM 13.  Certain Relationships and Related Transactions

          See:  "Compensation Committee Interlocks and Insider
                Participation"


                                  PART IV




ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.


     (a) 1.    Financial Statements and Notes


               See accompanying index to consolidated financial statements.


     (a) 2.    Schedules and Supplementary Note

               None


     (a) 3.    Exhibits

               See accompanying index to exhibits.


     (b)       Reports on Form 8-K

               During the quarter ended October 31, 1995 the Company filed no reports on Form 8-K.
















                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the


25th day of January, 1995.


                                     CANAL CAPITAL CORPORATION


                                     By: /s/ Michael E. Schultz
                                         Michael E. Schultz
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                      Title                    Date


                               President and Chief
/s/ Michael E. Schultz     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)  January 25, 1996

                              Vice President-Finance
                              Secretary and Treasurer
/s/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)        January 25, 1996


/s/ Asher B. Edelman            Chairman of the Board
Asher B. Edelman                  and Director             January 25, 1996



/s/ Gerald N. Agranoff
Gerald  N.  Agranoff                      Director              January 25,
1996


                     FORM 10-K -- ITEM 14(a)(1) and (2)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS

   The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Report of Independent Public Accountants................  F-2

         Consolidated Balance Sheets October 31, 1995 and 1994...  F-3

         Consolidated Statements of Operations for the years


            ended October 31, 1995, 1994 and 1993................  F-5

         Consolidated Statements of Cash Flows for the
            years ended October 31, 1995, 1994 and 1993..........  F-7

         Consolidated Statements of Stockholders' Equity for
            the years ended October 31, 1995, 1994 and 1993......  F-8

         Notes to Consolidated Financial Statements..............  F-9























                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Canal Capital Corporation:

     We have audited the accompanying consolidated balance sheet of Canal Capital Corporation (a Delaware corporation) and subsidiaries as of October 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, e v i dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and subsidiaries as of October 31, 1995 and 1994, and the results  of their operations and cash flows for each of  the three years in
the  period   ended October 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 15 to the financial statements, the Company has suffered recurring losses from operations in six of the last seven years and has a working capital deficit at October 31, 1995, is involved in litigation with a major tenant in Sioux City, Iowa and Fargo, North Dakota and has an indeterminate continuing liability for its share of the costs of environmental remediation associated with the sale of property located in Portland, Oregon. All of these matters raise substantial doubt about the company s ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 15.

     The financial statements do not include any adjustments that might result from the outcome of the litigation, the recognition of the Company's share of the costs associated with the correction of the adverse environmental condition or other uncertainties. Furthermore, the financial statements do not include any adjustments that might result from the going concern uncertainty.

New York, N.Y.          TODMAN & CO., CPAs, P.C.
December 27, 1995       Certified Public Accountants (N.Y.)
                                    F-2

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         OCTOBER 31, 1995 AND 1994


                                                 1995         1994


                                   ASSETS


CURRENT ASSETS:

Cash and cash equivalents (Note 2(J)         $   114,750   $    33,595
Notes and accounts receivable, net (Note 6)      241,778       675,927
Art Inventory (net of a valuation allowance
 of $500,000 at October 31, 1995 and 1994,
 respectively) (Notes 2(E) and 10)               500,000       500,000
Prepaid expenses                                 106,600       111,775

   TOTAL CURRENT ASSETS                          963,128     1,321,297



NON-CURRENT ASSETS:

Property of operating leases, net of
 accumulated depreciation of $6,074,482
 and $5,694,754 for 1995 and 1994,
 respectively (Note 17)                        8,384,975     8,707,662

Art inventory non-current (net of
 valuation allowance of $500,000 and
 $0) at October 31, 1995 and 1994,
 respectively (Notes 2(E) and 10)              4,900,595     5,744,132








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 1995 AND 1994 (cont d)




OTHER ASSETS:

Property held for development or resale
 (Note 2(C))                                  3,000,000     3,304,000
Long-term investments (Note 5)                  480,091       765,962
Deferred leasing and financing costs
 (Note 2(F)                                     147,913        23,989
Other long-term notes receivable                 83,104             0
Deposits and other                              243,546       260,471

                                              3,954,714     4,354,422

                                            $18,203,412   $20,127,513


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         OCTOBER 31, 1995 AND 1994



                                                  1995          1994


                     LIABILITIES & STOCKHOLDERS  EQUITY


CURRENT LIABILITIES:

Short-term borrowings (Note 7)                 $         0   $   787,305
Accounts payable and accrued expenses            2,618,467     1,918,384
Accrued litigation settlement (Note 15)                  0             0
Income taxes payable                                40,881        50,000
Current portion of long-term debt (Note 7)          51,000     3,366,000

     TOTAL CURRENT LIABILITIES                   2,710,348     6,121,689


Long-term debt, less current portion (Note 7)   10,346,967     8,061,407
Long-term debt, related party                    1,032,275             0

                                                11,379,242     8,061,407

Commitments and Contingencies
 (Notes 11 and 15)                                       0             0


Stockholders  Equity: (Notes 12 and 13)

Preferred Stock $0.01 par value:
 5,000,000 shares authorized; 2,358,542 and
 2,055,194 shares issued and outstanding
 and aggregate liquidation preference of
 $23,585,420 and $20,551,940 at October 31,
 1995 and 1994, respectively                        23,585        20,552



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 1995 AND 1994 (cont d)



                                                  1995         1994



Common Stock, $0.01 par value:
 10,000,000 shares authorized; 5,313,794
 shares issued at October 31, 1995
 and 1994, respectively                            53,138         53,138


Additional Paid-in Capital                   $ 26,468,008   $ 26,262,346

Accumulated Deficit                            (9,690,693)    (7,979,331)

Less-Valuation reserve (Notes 9 and 16)        (1,736,671)    (1,408,743)

Less-986,865 shares of common stock
 held in treasury, at cost                     (11,003,545)  (11,003,545)

                                                 4,113,822     5,944,417

                                              $ 18,203,412  $ 20,127,513














The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                       1995        1994         1993
Real Estate Operations:

Real Estate Revenues:
 Sale of real estate              $   770,012    $ 2,861,194   $   543,181
 Rental income                      2,090,068      2,125,030     2,112,488
 Ground lease income                  972,500        946,772     1,000,000
 Volume based rental income           729,335        798,489       554,507


 Litigation settlement
  reversal Note (15)                        0      1,500,000             0
 Other income                          31,892         21,457        60,639

                                    4,593,807      8,252,942     4,270,815

Real Estate Expenses:
 Cost of real estate sold             431,736     2,292,258        181,114
 Labor, operating and maintenance     980,626       918,256      1,008,232
 Depreciation and amortization        364,594       418,227       467,589
 Taxes other than income taxes        530,202       517,200       456,552
 Provision for litigation
  settlement                                0             0       400,000
 General and administrative            90,888        85,920        54,883

                                    2,398,046     4,231,861     2,568,370

Income From Real Estate
 Operations                         2,195,761     4,021,081     1,702,445

Art Operations:
Art Revenues:
 Sales                                246,550       207,350       260,222
 Other revenues                        13,740             0         3,669

                                      260,290       207,350       263,891




The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)


                                    1995        1994          1993
Art Expenses:

Cost of art sold            $     407,557    $   209,461     $   543,181
Valuation reserve                 500,000        200,000         300,000
Depreciation and
  Amortization                          0              0           1,420
Selling, general and
 administrative                    79,803         76,458         162,080

                                  987,360         485,919        796,457

Loss from art operations         (727,070)       (278,569)      (532,566)


General and Administrative
 Expense                       (1,380,415)     (1,265,793)    (1,703,861)



Write-off in connection
 with lease termination
 (Note 11)                              0               0       (873,000)

Income (loss) from operations      88,276       2,476,719     (1,406,982)

Other Income (Expense):

 Gain on sale of long-term
  investments                           0          33,278        329,000
 Loss on write down of long-
  term investments               (285,871)       (343,529)             0
 Interest & other income          164,209         180,791        377,514
 Interest expense              (1,484,828)     (1,284,928)    (1,459,358)

                               (1,606,490)     (1,114,388)      (752,844)



The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)


                                   1995          1994          1993

Income (loss) before provision
 for income taxes and
 extraordinary gain            (1,518,214)      1,362,331     (2,159,826)

Provision for income taxes
 (Note 8)                               0               0              0

Net income (loss) before
 extraordinary gain             (1,518,214)     1,362,331     (2,159,826)

Extraordinary gain on
 retirement of debt, (net of
 taxes of $0 in 1993 (Note 7))           0              0         365,760

Net Income (Loss)               (1,518,214)     1,362,331      (1,794,066)

Preferred Stock Dividend          (193,148)      (313,556)       (112,532)

Net Income (Loss) Applicable
 to Common Shares              ($1,711,362)    $1,048,775      ($1,906,598)


Earnings (Loss) per Common
 and Common Equivalent
 Share (Note 2)(I)):


Income (Loss) Before
 Extraordinary Item                  ($0.40)         $0.20          ($0.52)
Extraordinary Item                     0.00           0.00            0.08

Net Income (Loss)                    ($0.40)         $0.23          ($0.44)





The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)


                                    1995          1994          1993

Earnings (Loss) per Common
 and Common Equivalent Share
 Assuming Full Dilution
 (Note 2(I)):

 Income (Loss) Before
  Extraordinary Item                 ($0.37)         $0.20          ($0.52)
 Extraordinary Item                    0.00           0.00            0.08

Net Income (Loss)                    ($0.37)         $0.20          ($0.44)








The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                      1995          1994        1993

Cash Flows from Operating
 Activities:
Net Income (Loss)                 ($1,518,214)  $ 1,362,331  ($1,794,066)

Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided (Used) by Operating
 Activities:

 Write-off in connection with
  lease termination                          0            0      873,000
 Provision for litigation
  settlement                                 0   (1,500,000)     400,000
 Extraordinary gain on retirement
  of debt                                    0            0     (365,760)
 Depreciation and Amortization         412,505      430,248      649,968
 Gain on sales of real estate         (338,276)    (568,936)    (362,067)
 Gain from sale of long-term
  investments                                0     (333,278)    (329,000)
 Valuation reserve-art inventory       500,000      200,000      300,000
 Loss on write down of long-term
  investments                          285,871      343,529            0


Changes in Assets and Liabilities:
 Notes and accounts receivable, net    351,045     (232,832)   1,125,675
 Art inventory, net                    343,537      329,342      338,108
 Prepaid expenses and other, net      (540,079)     (48,725)       8,543
 Payables and accrued expenses,
  net                                  690,964   (1,413,823)    (832,934)

Net Cash Provided (Used) by
 Operating Activities                  187,353   (1,432,144)      11,467



The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)



                                      1995          1994        1993

Cash Flows from Investing
 Activities:

 Proceeds from sale of long-
  term investments                $        0   $   489,928   $  500,000
 Proceeds from sales of
  real estate                        770,012     2,861,194      543,181
 Capital expenditures                (91,740)      (97,440)     (92,379)

Net Cash Provided by
 Investing Activities                678,272     3,253,682      950,802


Cash Flows from Financing
 Activities:

 Proceeds from long-term debt      1,032,275       500,000            0
 Repayment of short-term
  borrowings                        (787,305)   (1,729,000)    (890,450)
 Repayment of long-term
  debt obligations                (1,029,440)     (582,693)  (1,073,658)

Net Cash Used by Financing
 Activities                         (784,470)   (1,811,693)  (1,964,108)

Net Increase (Decrease) in Cash
 and Cash Equivalents                 81,155         9,845   (1,001,839)
Cash and Cash Equivalents
 at Beginning of Year                 33,595        23,750    1,025,589

Cash and Cash Equivalents
 at End of Year                   $   114,750    $   33,595  $   23,750




The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)





Note:     In  fiscal  1995, 1994 and 1993, $193,148, $313,556 and $112,532,
          respectively, of preferred stock dividends were paid through the issuance of 303,348, 271,830 and 227,240, respectively, shares of preferred stock.






























The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
                YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993


                                  COMMON STOCK           PREFERRED STOCK
                               NUMBER                   NUMBER
                                 OF                       OF
                               SHARES      AMOUNT       SHARES     AMOUNT


BALANCE, OCTOBER 31, 1992    5,313,794   $ 53,138     1,556,124  $ 15,561
 NET LOSS                            0          0             0         0
 PREFERRED STOCK DIVIDEND            0          0       227,240     2,273
 RESERVE                             0          0             0         0

BALANCE, OCTOBER 31, 1993    5,313,794   $ 53,138     1,783,364  $ 17,834
 NET INCOME                          0          0             0         0
 PREFERRED STOCK DIVIDEND            0          0       271,830     2,718
 RESERVE                             0          0             0         0


BALANCE, OCTOBER 31, 1994    5,313,794   $ 53,138     2,055,194  $ 20,552
 NET LOSS                            0          0             0         0
 PREFERRED STOCK DIVIDEND            0          0       303,348     3,033
 RESERVE                             0          0             0         0

BALANCE, OCTOBER 31, 1995    5,313,794   $ 53,138     2,358,542  $ 23,585















The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
            YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993 (cont d)



                        ADDITIONAL                             TREASURY
                          PAID-IN    ACCUMULATED   VALUATION     STOCK
                          CAPITAL       DEFICIT      RESERVE    AT COST

BALANCE, OCT. 31, 1992  $25,813,954  ($7,121,508)   ($907,140)($11,003,545)
 NET LOSS                        0   (1,794,066)           0             0
 PRFD STOCK DIVIDEND       116,845     (112,532)           0             0
 RESERVE                         0            0     (108,395)            0

BALANCE, OCT. 31, 1993 $25,930,799   ($9,028,106) ($1,015,535)($11,003,545)
 NET INCOME                      0     1,362,331            0            0
 PRFD STOCK DIVIDEND       331,547      (313,556)           0            0
 RESERVE                         0             0     (393,208)           0

BALANCE, OCT. 31, 1994 $26,262,346    ($7,979,331)($1,408,743)($11,003,545)
 NET LOSS                        0     (1,518,214)          0            0
 PRFD STOCK DIVIDEND       205,662       (193,148)          0            0
 RESERVE                         0              0    (327,928)           0

BALANCE, OCT. 31, 1995 $26,468,008   ($9,690,693) ($1,736,671)($11,003,545)









The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly-owned subsidiary of Canal-Randolph Corporation until June 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal's common stock, under a plan of complete liquidation.

     Canal is engaged in two distinct businesses - the management of its agribusiness related real estate properties and art operations, consisting mainly of the acquisition of art for resale. In the past, Canal engaged in the trading of and investing in securities. Canal's trading activities were severely curtailed in fiscal 1991 and not engaged in at all in fiscal years 1992 through 1995.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years and as of October 31, 1995 the company has a working capital deficiency of approximately $1,747,000. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, the Company has a continuing environmental liability associated with a sale of property located in Portland Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

     In the past three years, Canal has made significant cuts in expenditures, primarily in salaries and other overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows.

     Management believes that its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its cost cutting program in itself will be sufficient to fund operating cash requirements.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its subsidiaries ( the Company ). Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $150,000 for 1995 and $156,000 at October 31, 1995 and 1994, respectively, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 1995, 1994 and 1993 were not material to financial statement presentation and were therefore included in other income from real estate operations. All significant intercompany balances and transactions have been eliminated in consolidation.

     B) Long-term Investments -- Due to Canal's desire to further expand its other business lines and to reduce its level of debt outstanding, these activities were severely curtailed during fiscal 1991. There were no such activities in fiscal 1992 through 1995. Canal's program of trading and investing in listed marketable securities, was conducted through a wholly-owned subsidiary and were reflected at market value in its financial statements. Realized and unrealized gains and losses on Canal's current portfolio were recognized in operating results. Realized gains and losses on sales of securities were determined on the first-in, first out method.

           Canal has investments in certain companies in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. All of these investments are considered long-term in nature and carried at the lower of adjusted cost or net realizable value because Canal and its affiliates have significant influence over operating and financial policies of these entities. It is important to note that it is the group (as defined) that can exercise influence over these companies, not Canal. Accordingly, these situations do not qualify for consolidation as a method of reporting. These investments are adjusted to net realizable value if a decline in market value from carrying value is deemed other than temporary. None of these holdings represents more than a 4% ownership by Canal in the respective entities.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     C) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

         Property held for Development or Resale -- Property held for development or resale consist of approximately 347 acres of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     D) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

     E) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 78% and 80% of the inventory value at October 31, 1995 and 1994, respectively. The remaining 22% and 20% at October 31, 1995 and 1994, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

            The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 10). Antiquities and contemporary art represented 54% ($2,923,332) and 46% ($2,477,263) and 56% ($3,516,869) and 44% ($2,727,263)
of total art inventory at October 31, 1995 and 1994, respectively.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     F) Deferred Leasing and Financing Costs -- Costs incurred in obtaining new leases and long-term financing are deferred and amortized on the straight-line method over the terms of the related leases or debt agreements, as applicable.

     G)    Revenue  Recognition  --  Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from the sale of long-term investments, if any, are recognized, on a specific identification method, on a trade date basis and unrealized gains or losses on Canal's marketable securities portfolio are recognized in the period of occurrence.

     H) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes, if any, are provided for temporary differences between financial reporting and taxable basis of assets and liabilities.

     I) Net Earnings (Loss) Per Share -- Earnings (loss) per common equivalent share for 1995 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise price of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the options.

          Earnings (loss) per common share assuming full dilution for 1995 was determined on the assumption that the convertible notes issued in 1995 were converted on the date of the issue. Net income was adjusted for the interest net of its tax effect. The fully diluted computation also gives recognition for the year end market price of the Company's shares under the treasury stock method.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          For the fiscal 1993 common stock equivalents were not included in computing earnings per common share as such inclusion would have been anti-dilutive. Fully diluted earnings per share would also have been anti-dilutive for fiscal 1993.

          For the years ended October 31, 1995, 1994 and 1993, the weighted average number of shares used in earnings per common share and common equivalent share computation were 4,351,680; 4,475,566; and 4,326,929, respectively. For the years ended October 31, 1995, 1994 and 1993, weighted average number of shares used in the computation of earnings per share assuming full dilution were 4,601,680; 5,169,896; and 4,326,929, respectively.


     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $47,000, $55,000 and $79,000 and interest payments
o f   $1,485,000,  $1,285,000  and  $1,459,000  in  1995,  1994  and  1993,
respectively.

     K) Accounting Estimates -- The preparation of financial statements in c o n f ormity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     L )    Reclassification  --  Certain  prior  year  amounts  have  been reclassified to conform to the current year's presentation.


3.  STOCKYARD OPERATIONS SALE

     On October 31, 1989, Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyards operations. Canal entered into a master lease (the "Lease")

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


with the purchaser covering this land and facilities at five locations. The lease is a 10-year lease, renewable at the purchaser s option for an additional 10-years, with annual rentals of $750,000 per year for the first year escalating to $1 million per year for the fourth through the tenth years and $1 million adjusted for CPI increases thereafter. Canal could be entitled to receive additional rent if the stockyards livestock value or cash flow (as defined) exceeds certain levels. In addition, Canal retained the right to receive income from certain volume based rental income agreements with various meat packing companies located near the stockyards. The income from the ground lease is included in Canal's operating results as Real Estate operations.



     Revenues from the volume based rental agreements for the three years ended October 31, 1995 were:



     (Thousands of Dollars)         1995         1994       1993

     Sioux City, Iowa              $ 629        $ 591      $ 541
     Fargo, North Dakota (1)         100          207         14

                                   $ 729        $ 798      $ 555


     (1) Amount reflected for 1994 includes approximately $108,000 of rents due from fiscal 1993 which were collected in fiscal 1994 as a result of litigation (see Note 15 to the Consolidated Financial Statements).



4.  MARKETABLE SECURITIES

     At October 31, 1995 and 1994, Canal held no marketable securities in its current portfolio. This reflects Canal's desire to further develop its other business lines and to reduce its level of outstanding debt. Additionally, there were no investing activities for the three year period ended October 31, 1995.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Commencing January 1, 1986, Canal paid investment advisory fees to a securities broker-dealer which has discretionary authority over the securities trading activities of Canal and which is affiliated with a director who is also a shareholder and chairman of Canal. Investment advisory fees are paid quarterly based on 25% of net realized gains less any net unrealized depreciation in the portfolio, as defined. As a result of the major stock market decline of October 19, 1987, Canal had accumulated realized and unrealized losses available to offset future advisory fees which might have been otherwise payable. Accordingly, at October 31, 1995, Canal had remaining net realized and unrealized losses of approximately $2.0 million which remain available to offset future net realized gains in determining advisory fees payable.


5.   LONG-TERM INVESTMENTS

     At October 31, the long-term investments consisted of the following:

     (Thousands of Dollars)                        1995         1994

     Aggregate market value.....................   $ 481        $ 969
     Aggregate carrying value...................   $ 480        $ 766


     Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments and which entities together comprise a group for regulatory reporting purposes. It is important to note that it is the group (as defined) that can exercise influence over these companies, not Canal. Accordingly, these situations do not qualify for consolidation as a method of reporting. At October 31, 1995, 100% of the market value of Canal's long-term investments was invested in equity securities of this company in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal's officers and directors also serve as officers and/or directors of this company.

     During fiscal 1995, Canal recognized a loss on write down of long-term investments of $286,000. Included in this amount was a $114,000 loss to write down the carrying value of the company s investment in Intelogic Trace, Inc. to zero reflecting managements estimate of its net realizable value. Canal recognized a loss on write down of long-term investments of $344,000 in fiscal 1994. There was no loss recognized in fiscal 1993.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.   NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 1995 and 1994, respectively, were the current portion of notes receivable in the amount of $60,000 and $176,000 from real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $0 and $4,000 for fiscal 1995 and 1994 respectively.


7.  BORROWINGS

     At October 31, 1995, substantially all of Canal's real properties, the stock of certain subsidiaries, the long-term investments and a substantial portion of its antiquities inventories are pledged as collateral for the following obligations:

                                                        October 31,
(Thousands of Dollars)                               1995         1994
Variable rate mortgage notes
due May 15, 1998 ................................   $ 7,635     $  7,960
Variable Rate Mortgage Notes
 due September 15, 1998..........................     1,032            0
11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17.......     1,356        1,391
9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4........       416          425
10 1/2% mortgage note (adjusted periodically to
  prime plus 1 3/4%); original principal amount
  $556 due January 15, 2013; payable in monthly
  installments (including interest) of $6........       491          501

Other ...........................................       500        1,150

Total ...........................................    11,430       11,427

Less -- current maturities ......................        51        3,366

Long-term debt                                      $11,379     $  8,061




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. At October 31, 1995, the interest rate was 12.25%. This rate remained unchanged at November 15, 1995 and for the next successive 90-day period. The average interest rate on these notes during 1995 was 11.78%.

     The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively.

     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company's common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its secured credit line.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




     In July, 1993, Canal completed the renegotiation of its secured line of credit with Rabobank Nederland for an additional three year period ending March 31, 1996. Among other things, the revised terms require the Company to maintain a minimum net worth of $5 million, pay interest at the rate of prime plus 1.5% (increasing to 2.0% and 2.5% in the second and third years of the agreement, respectively) on any outstanding borrowings and repay the line of credit through a combination of scheduled repayments and participation by the bank in the proceeds from sale of certain assets by March 31, 1996. On September 20, 1995 this line of credit was repaid in full from the proceeds of the company s issuance of $1,032,000 of Variable Rate Mortgage Notes due September 15, 1998.


     As part of the Company's 1993 repurchase of $1.5 million of its outstanding variable rate mortgage notes, Canal executed a $650,000 note payable due May 31, 1994. The holder of this note extended the due date of the payment to September 15, 1998. On September 20, 1995 this line of credit was repaid in full from the proceeds of the company s issuance of $1,032,000 of Variable Rate Mortgage Notes due September 15, 1998.


     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows (thousands of dollars):


     1996-$51;     1997-$600;   1998-$8,767;   1999-$100;   2000-$100


8.   INCOME TAXES

     Statement of Financial Accounting Standard No. 109 - Accounting for income taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current year and preceding years became effective for the Company for its fiscal year ended October 31, 1994. Its implementation had no material effect on the financial statements of the Company. Under FAS 109, the utilization of the net operating loss carryforwards are not presented as extraordinary items.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The Company has carryforward losses which are available to offset future federal and state taxable income. For federal income tax reporting purposes, such losses expire as follows:

     Year Ending                             Amount
       2006                                $3,633,545
       2008                                 1,750,455
       2010                                 1,008,964


                                           $6,392,964


     Deferred income tax assets as of October 31, 1995, 1994 and 1993, due primarily to net operating losses, have been reduced to zero by valuation reserves of $2,557,186, $1,939,891 and $2,457,814, respectively due to uncertainties concerning their realization.

     The following is a reconciliation of the federal income tax rate to the actual effective income tax rate as a percentage of pretax income:

                                           1995      1994    1993
Statutory federal income
  tax rate                                 34.0%     34.0%   34.0%

State and local income tax rate,
  net of federal tax benefit                5.9       5.9     5.9

Other                                       0.1       0.1     0.1

                                           40.0      40.0    40.0

Less:  Deferred income tax
  valuation allowance                      40.0      40.0    40.0
                                            - %       - %     - %








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Deferred taxes result from different methods being applied in the recognition of certain revenues and expenses for financial statement and tax reporting purposes called temporary differences.


     Some of the temporary differences giving rise to deferred taxes and the tax effect of each were as follows:

     (Thousands of Dollars)               1995      1994      1993
     Accelerated depreciation and
       amortization ...................   $ 198    $  89     $  84
     Real estate activities ...........       0        0         0
     Unrealized investment gains
       and losses, net ................     285       10         0
     Other, net .......................    (483)     (99)      (84)


                                          $  -      $  -     $  -


9.   PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $160,000 for fiscal 1995 and has made contributions of approximately $150,000 for fiscal 1994 and $328,000 for fiscal 1993. A portion of the 1993 fiscal year contribution consisted of a transfer of marketable securities with a market value of approximately $231,000 at the time of transfer. These publicly traded securities have a ready market and can be freely traded by the Plan subject to the Securities and Exchange Commission Rule 144. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 1995 and 1994.

                                                            Plan Year
     (Thousands of Dollars)                               1995       1994
     Actuarial present value of benefit
       obligations:
     Accumulated benefit obligation, including
       vested benefits of $1,521 and $1,383 in
       1995 and 1994, respectively     .............     $ 1,526   $ 1,385

     Additional benefit due to assumed future
       compensation levels .........................          14        11

     Projected benefit obligation (1) ..............       1,540     1,396

     Plan assets at fair value .....................         729       814

     Projected benefit obligation in excess
       of plan assets ..............................         811       591

     Unrecognized net asset ........................         177       202

     Unrecognized net loss .........................      (1,927)   (1,621)

     Valuation reserve to recognize accrued pension
       costs in the consolidated balance sheets ....       1,736     1,409

     Accrued pension cost included among accrued
       expenses in the consolidated balance sheets..      $ 797    $   581


     (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Net periodic pension cost for plan years ended October 31, 1995, 1994 and 1993 included the following components:


                                                       Plan Year
     (Thousands of Dollars)                      1995        1994    1993

     Service costs - benefits earned during
       the period ............................   $  6      $   5    $  14

     Interest cost on projected benefit
       obligation ............................    114       109      115
     (Return) loss on assets ..............        34       374     (297)
     Net amortization and deferral ..........    (121)     (465)     207

     Net period pension cost ................ $   33      $  23    $  39


     Assumptions used in computing the 1995, 1994 and 1993 pension cost were:

                                                    1995     1994     1993

     Discount rate ...........................     7.25%     8.50%    7.50%
     Rate of increase in compensation
      level .................................      5.75%     7.00%    6.00%
     Expected long-term rate of return
      on assets .............................     10.00%    10.00%   10.00%



10.  ART OPERATIONS


     Canal's art dealing operations consist primarily of the purchase for resale of contemporary art and purchase for resale of antiquities primarily from ancient Mediterranean cultures. Canal s art dealing operations are c a rried on through various consignment agreements relating to its antiquities and contemporary art inventories.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




     Salander-O'Reilly - In November 1989, Canal entered into a cost and revenue sharing agreement with the Salander-O'Reilly Galleries in New York City, in connection with their exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. Canal purchased a number of Olitski paintings for resale. This Agreement expired December 1, 1994. Canal currently operates independently of Salander-O Reilly Galleries in its marketing efforts.

     In the second quarter of 1993 Canal closed the last of the galleries it had operated, the Daedalus Ancient Art Gallery located in London, England. Canal continues to engage in certain consignment agreements both in the United States and in Europe.

     Management estimates it may take two to five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is very competitive. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Canal has its art inventory appraised by an independent appraiser annually. The 1995 appraisal covered approximately 78% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 22% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1995 Canal recognized a $500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $1,000,000 as of October 31, 1995 as compared to $500,000 and $300,000 at October 31, 1994 and 1993, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.






                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value.

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1995. Because of the available alternatives the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1996.

     Canal's art operations have generated operating losses of $0.7 million, $0.3 million and $0.2 million on revenues of $0.3 million, $0.2 million and $0.3 million for the years ended October 31, 1995, 1994 and 1993, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities.

     T h e Company had $1,600,000 and $586,000 of art inventory on consignment with third party dealers at October 31, 1995 and 1994, respectively.

     Antiquities and contemporary art represented 54% ($2,923,322) and 46% ($2,477,263) and 56% ($3,516,869) and 44% ($2,727,263) of total art inventory at October 31, 1995 and 1994, respectively.






                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     ART INVENTORY - The Company classified its art inventory as follows:



(In 000's)       Current Portion   Non-Current Portion      Total
                   1995   1994      1995       1994       1995     1994

Antiquities       $ 900  $ 900    $ 2,523    $2,867     $ 3,423 $  3,767
Contemporary        100    100      2,877     2,877       2,977    2,977
Valuation
 Allowance         (500)  (500)      (500)        0     ( 1,000)    (500)
Net Value         $ 500  $ 500    $ 4,900    $5,744     $ 5,400  $ 6,244


The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years.


     Art sales for the three years ended October 31, 1995, 1994, and 1993 were as follows:


(in 000's)                      1995          1994          1993
Antiquities                    $ 246         $ 207         $ 261
Contemporary                      14             0             3

                               $ 260         $ 207         $ 264







                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




11.  LEASE COMMITMENTS

     Canal currently occupies 4,200 square feet of commercial office space in New York City for its headquarters operation. This space is under a five year lease expiring December 31, 1998.


     During  the  third  fiscal  quarter of 1993 Canal negotiated the early termination of the lease on its then New York City office space. In connection with the termination of this lease, Canal recognized an $873,000 write-off of the leasehold improvements and deferred leasing costs associated with this lease.


     The following is a schedule of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 1995:



     Year ended October 31,                       (Thousands of Dollars)


          1996 ........................................     $    154
          1997 ........................................          154
          1998 ........................................          154
          1999 ........................................           26
      Minimum payments required .......................          488
      Rental income under subleases ...................          126
      Net minimum payments required ...................     $    362








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     Rent expense under these and other operating leases for the years ended October 31, 1995, 1994 and 1993 were as follows:


     (Thousands of Dollars)                     1995     1994       1993

     Minimum rentals ...................       $ 116    $ 116      $ 706

     Less:  sublease rentals ...........         (40)     (33)      (366)

                                               $  76    $  83      $ 340





12.  STOCK OPTION PLAN



     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 1995 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 1995, there were 327,000 exercisable options outstanding under these plans.








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     Transactions under these plans are summarized as follows:


                                               Shares    Option Price Range

     Balance outstanding October 31, 1993....  474,100     $0.013-$8.625
     Options granted ........................        0        -       -
     Options expired ........................  (74,500)    $0.013-$8,625
     Balance outstanding October 31, 1994....  399,600     $0.013-$8.625
     Options granted ........................        0        -       -
     Options expired ........................  (72,600)    $4.890-$6.705
     Balance outstanding October 31, 1995....  327,000     $0.013-$8.625


13.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 1,371,677 shares in the form of stock dividends for a total outstanding at October 31, 1995 of 2,358,542. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, twenty-six of the thirty-six quarterly payments have been paid in additional stock resulting in the issuance of 1,371,677 shares recorded at their fair value at the time of issuance. Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 7). The last cash dividend paid on Canal's preferred stock was in September 1989. Additionally, the December 31, 1995 preferred stock dividend will be paid in additional stock.

     In August 1994, the Board of Directors of the Company agreed to approve a proposal for the exchange of all of its outstanding $1.30 Exchangeable Preferred Stock for shares of its common stock on a basis of
2.5 shares  of

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




common stock for each share of preferred stock. Such proposal must be presented to the holders of the preferred stock for approval of the holders of at least 66 2/3% of the outstanding preferred stock. The exchange was to be coupled with a public offering of the company s stock. The public offering was canceled, therefore, the Company has taken no further action in this matter.


     VOTING RIGHTS - The holders of the Preferred Stock shall not have any voting rights except as set forth in the following paragraphs.


     The following actions must be approved by holders of 66 2/3% of the shares of Preferred Stock, voting as a class: (I) any amendment to the Certificate of Incorporation of Canal which would materially alter the relative rights and preferences of the Preferred Stock so as to adversely affect the holders thereof; and (ii) issuance of securities of any class of Canal's capital stock ranking prior (as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock. The holders of the Preferred Stock shall be entitled to specific enforcement of the foregoing covenants and to injunctive relief against any violation or threatened violation thereof.


     Whenever quarterly dividends payable on the Preferred Stock are in arrears in the aggregate amount at least equal to six full quarterly dividends (which need not be consecutive), the number of directors constituting the Board of Directors of Canal shall be increased by two and the holders of the Preferred Stock shall have, in addition to the rights set forth above, the special right, voting separately as a single class, to elect two directors of Canal to fill such newly created directorships at the next succeeding annual meeting of shareholders (and at each succeeding annual meeting of shareholders thereafter until such cumulative dividends have been paid in full).





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.  FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

     As a result of the sale of the Stockyard Operations and curtailment of the securities trading and investing program, Canal is engaged in two lines of business: Art operations and real estate.


     The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and
t h e   reconciliation  of  operating  income  with  pre-tax  income  which information is presented on Canal's income statement.
                                                       October 31,
     (Thousands of Dollars)                  1995       1994        1993
     Identifiable assets:
       Art ............................... $  5,408   $  6,286    $  7,119
       Real estate ......................    11,630     12,677      14,004
       Corporate .........................    1,165      1,165       1,540
                                           $ 18,203   $ 20,128    $ 22,663

     (Thousands of Dollars)                  1995       1994        1993
     Capital expenditures:
      Art ...............................  $   0      $   0       $   0
      Real estate .......................     75         29          90
      Corporate .........................     17         68           3
                                           $  92      $  97       $  93

     Income from real estate operations includes gains (losses) on sales of real estate of $0.3 million, $0.6 million and $0.5 million in 1995, 1994 and 1993, respectively. Art identifiable assets include approximately $1.6 million and $0.6 million of art inventory in galleries or on consignment abroad as of October 31, 1995 and 1994, respectively.






                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.  LITIGATION

     Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition of the Company. In addition, Canal or its subsidiaries are party to the following litigations:

     Federal Beef Processors, Inc. v. Union Stockyards Company of Fargo

     This action involves Union Stockyards Company of Fargo ( Union ), a wholly owned subsidiary of Canal. It is an action which involves claims which are similar to some of the claims brought by B&H Investment Co. ( B&H ) against Union several years ago which was dismissed in 1994 following a decision by the Minnesota Court of Appeals in favor of Union.

     The dispute involves a Lease Agreement relating to certain real estate owned by Union and leased to Federal Beef Processors, Inc. ( Federal Beef ). Federal Beef operates a meat packing plant on the leased premises, and it is a related entity to B&H, which previously operated the packing plant. By the terms of the Lease Agreement, Federal Beef s obligation to pay additional rent is suspended during any period that Union fails to provide adequate yardage service (under the terms of a separate Yardage Agreement between the parties) that materially affects the business of Federal Beef.

     Federal Beef filed a Complaint on June 2, 1995 in the District Court for Cass County, North Dakota, for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for the livestock pens used by Federal Beef under the Yardage Agreement. The damages sought by Federal Beef are in an unspecified amount consisting of the additional rent paid by Federal Beef during the time Union allegedly was in breach of the Lease Agreement and the Yardage Agreement. As of June 1995, Federal Beef alleged it was entitled to the return of additional rent in excess of $70,000. In addition, Federal Beef seeks all direct and consequential damages allegedly suffered by Federal Beef because of the claimed breach, including loss of profits from animals allegedly damaged by reason of the condition of the pens. Federal Beef subsequently filed an Amended Complaint in which it has also sought a determination that it is entitled to exercise an option to purchase the leased premises under the terms of the Lease Agreement for a price measured by the unimproved value of the leased premises.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     Union has filed an Answer and Counterclaim denying the allegations in the Amended Complaint, seeking a determination that Federal Beef s claims are frivolous, and asking for an award of Union s reasonable attorneys fees and costs in connection with the defense of the action. In July 1995, Union successfully defeated a motion by Federal Beef for an order which would have allowed Federal Beef to deposit into Court all rent payments due from Federal Beef to Union pending the outcome of the litigation. As a result, Federal Beef has continued to make all rent payments due under the Lease Agreement while reserving its alleged claims against Union.

     Management does not believe that the revenues generated by this lease will be materially affected in resolving this dispute.


     John Morrell & Co. v. Canal Capital Corporation

     On October 6, 1993, an action was commenced against Canal by John Morrell & Co. ("Plaintiff") in the District Court for Woodbury County, State of Iowa. Plaintiff further amended the action on November 30, 1993. The lawsuit arises out of the alleged breach by Canal, as lessor, of a lease agreement relating to certain real estate on which Plaintiff operates a meat packing plant in Sioux City, Iowa. Plaintiff alleges in the suit a breach of the lease by Canal as a result of Canal's sale of the Sioux City stockyard operation in 1989 and its failure to renegotiate the rental terms of the lease. Plaintiff alleges that Canal is obligated as lessor to provide animals from the Sioux City stockyards to meet plaintiff's needs in operating the packing plant on the leased property. Plaintiff alleges that, as a result of Canal's failure to provide sufficient animals to meet plaintiff's needs, plaintiff has been forced to obtain animals from sources other than the stockyards at an additional cost and has been forced to pay additional rent under the lease agreement. Plaintiff seeks relief in the form of damages in an unspecified amount and a renegotiation of the rental terms of the lease.

     The parties have agreed to suspend activity in the litigation while the parties explore the possible resolution of the matter. In the meantime, plaintiff has agreed to pay the rent/yardage payments to Canal according to the lease, without prejudice to the claims of either plaintiff or Canal. The agreement may be terminated by either party upon 30-days written notice.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Management does not believe that the revenues generated by this lease will be materially affected in resolving this dispute.



     Former Portland Stockyard Property

     In December 1988 the Company sold a parcel of real estate in Multnomah County, Oregon and in connection therewith, agreed to share the costs of the correction of adverse environmental conditions on such property with the buyer. Pursuant to the cost sharing agreement, $1.1 million of the sales price was placed in escrow to secure the Company's performance of its cost sharing obligations, which were not limited to that amount. In 1991 the Company received an estimate from the buyer that the correction costs might be in the range of $2 to $5 million. Under the cost sharing agreement, the Company's obligation is to pay 50% of the first $400,000 and 90% of the next $425,000 of costs and 95% of all costs thereafter. The
Company had objected to the buyer's definition of costs which require sharing in connection with certain demands of the buyer for release of funds from escrow and had stopped payment of those funds from the escrow. This dispute was the subject of an arbitration, which was recently resolved in favor of the buyer. As a result, those funds were released from escrow, and the escrow has been substantially depleted. At October 31, 1993, the C o mpany accrued $400,000 representing management's estimate of its additional contingent liability in this matter. This amount is included as a liability in accrued litigation settlement at October 31, 1995.



     Sioux City, Iowa - Demolition Notice

     On October 25, 1994, Canal received a Placard Notice (the "Notice") from the City of Sioux City, Iowa (the City ) ordering the demolition of four structures located on Canal's property. The Notice claims that the structures are dilapidated, unsafe and must be demolished. While exact costs are not available, Canal estimates demolition costs at $750,000 to $1,000,000. Canal is currently negotiating with the City for the sale of the four structures covered by the Notice and approximately 15 acres of land to the City. If these negotiations are successful the responsibility for any demolition required would be with the City. Additionally, Canal has

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



filed  an appeal of the Notice with City Inspection Services Manager and is
awaiting  a  hearing  date.   If this matter cannot be settled as described
above, Canal will pursue alternative means of challenging this Notice. Pine Valley Meats, Inc. v. Canal Capital Corporation


     On May 5, 1995 an action was commenced against Canal by Pine Valley Meats, Inc. ( Plaintiff ) in the County Court for Dakota County, State of Minnesota. The lawsuit arises out of the alleged breach by Canal of a certain cattle walkway agreement (the walkway agreement ) relating to the passage of cattle over land owned by Canal in South St. Paul, Minnesota. Plaintiff contends that the walkway agreement is a permanent easement thereby requiring Canal to maintain a cattle walkway for their use in perpetuity. Canal s position is that the walkway agreement is in fact a license and can be terminated at Canal s discretion. Canal did close the cattle walkway for several weeks in April 1995.


     In June 1995, plaintiff sought and won a temporary injunction requiring Canal to continue to maintain the cattle walkway for plaintiff s use until the rights of the parties can be determined at trial. Plaintiff is seeking a permanent injunction determining that the walkway agreement creates an easement and unspecified damages for lost profits when the walkway was closed.


     On January 5, 1996, the Dakota County Court ruled that the walkway agreement constituted a license only and denied the plaintiff s request for a permanent injunction. Trial on the damage issue is scheduled for April 15, 1996.


     Management does not believe that a damage award in this case is likely or that if damages were awarded that they would be of a material amount.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



16.  VALUATION RESERVE


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


17.  PROPERTY ON OPERATING LEASES


     T h e following schedule provides an analysis of the Company's investment in property on operating leases by location as of October 31, 1995:


                               (IN THOUSANDS)


                                             Accumulated
Location           Land     Improvements     Depreciation         Value

St. Joseph, MO   $   869      $    304         $   (156)        $  1,017
West Fargo, ND         3           283             (196)              90
S. St. Paul, MN      675         2,981             (492)           3,164
Sioux City, IA     1,480         3,705           (3,611)           1,574
Omaha, NE          1,437         2,348           (1,469)           2,316
Sioux Falls, SD      118            98              (71)             145
Corporate Office       0           158              (79)              79
                 $ 4,582      $  9,877         $ (6,074)        $  8,385







                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 1995: (5)


                                (IN THOUSANDS)


                                              Volume
Year Ending        Rental       Ground        Based
October 31,       Income (1)   Lease(2)     Income(3)         Total

   1996           $  2,200     $ 1,000      $     0         $  3,200
   1997              2,300       1,000            0            3,300
   1998              2,400       1,000            0            3,400
   1999              2,500       1,000            0            3,500
   2000 (4)          2,600           0            0            2,600

                  $ 12,000     $ 4,000      $     0         $ 16,000



(1) Consists of rental income from Exchange Building (commercial office space), lease income from vacant land and structures and other rental income.

(2) Ground Lease covers approximately 139 acres leased to the purchaser of Canal's former stockyard operations.

(3) Excludes any estimate of volume based income from the Sioux City, IA and the Fargo, ND leases due to the uncertainty of these future revenues. However, Canal s volume based income averaged $600,000 annually for the past five years.

(4) The stockyard ground lease has a five year renewal option which can be exercised on essentially the same terms that currently exist. Canal anticipates that this option will be exercised.

(5)  All real estate leases are accounted for as operating leases.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



18.  Recent Accounting Pronouncements

          In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments.

     The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (the Statement ) which, when adopted could have a material impact on the results of operations and financial position of the Company in the year of adoption. The application of this Statement, which will be effective for fiscal years beginning after December 15, 1995, and requires the Company to carry real estate projects no longer under development, at the lower of cost or fair value less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of undeveloped projects, an impairment loss would be recognized. The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The Company has not quantified the effect on the Company.

     Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

     The Company applies APB Opinion 25 and related interpretation in account for its stock option plan. Accordingly, no compensation cost has been recognized for years ended October 31, 1995 and 1994. Also, no stock options were issued during fiscal 1995.

     In October 1995, the Financial Accounting Standards Board issued Statement (SFAS) No. 123, Accounting for Stock Based Compensation which becomes effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement requires that the fair value based method is applied to stock options awarded during 1995 and thereafter in


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



order to measure the compensation cost at the grant date and recognize it over its vesting period. However, this statement also allows an entity to continue to measure compensation costs for these plans pursuant to APB Opinion 25. Entities electing to remain with the accounting treatment under APB Opinion 25 must make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting pursuant to SFAS No. 123 had been applied. Since the Company has not issued any stock options during fiscal 1995, no additional disclosure requirement is deemed necessary. The Company intends to adopt the disclosure requirements for this statement effective for fiscal year ending October 31, 1996, while continuing to measure compensation cost using APB 25.































                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



19.  QUARTERLY INFORMATION (UNAUDITED)


FINANCIAL  INFORMATION  FOR THE INTERIM PERIODS OF FISCAL 1995 IS PRESENTED
BELOW:

                                            QUARTER ENDED
                              JAN. 31,    APRIL 30,   JULY 31,   OCT. 31,
(THOUSANDS OF DOLLARS,         1995         1995        1995       1995
 EXCEPT PER SHARE DATA)

REVENUES                      $1,143      $  987       $1,707    $ 1,017

NET INCOME (LOSS)               ($62)      ($109)       ($136)   ($1,211)

NET INCOME (lOSS) APPLICABLE
 TO COMMON SHARES              ($131)      ($151)       ($181)   ($1,248)

NET INCOME (LOSS) PER COMMON
 EQUIVALENT SHARES            ($0.03)     ($0.03)      ($0.04)    ($0.30)

NET INCOME (LOSS) PER COMMON
 AND COMMON EQUIVALENT
 SHARE-FULLY DILUTED          ($0.03)     ($0.03)      ($0.04)    ($0.30)





PER SHARE AMOUNTS FOR COMMON AND EQUIVALENT SHARES WAS RECALCULATED FOR THE FISCAL QUARTER ENDED JULY 31, 1994 ($0.38) TO GIVE EFFECT TO CERTAIN COMMON STOCK EQUIVALENTS AND FOR COMMON EQUIVALENT SHARE-FULLY DILUTED ($0.32) TO GIVE EFFECT TO THE ISSUANCE OF CERTAIN CONVERTIBLE NOTES ISSUED IN MARCH 1994.











                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



19.  QUARTERLY INFORMATION, CONTINUED (UNAUDITED)

FINANCIAL  INFORMATION  FOR THE INTERIM PERIODS OF FISCAL 1994 IS PRESENTED
BELOW:

                                            QUARTER ENDED
                              JAN. 31,    APRIL 30,   JULY 31,   OCT. 31,
(THOUSANDS OF DOLLARS,         1994         1994        1994       1994
 EXCEPT PER SHARE DATA)

REVENUES                      $1,067      $  967       $3,898    $ 2,528

NET INCOME (LOSS)               $214       ($144)      $1,746      ($254)

NET INCOME (lOSS) APPLICABLE
 TO COMMON SHARES               $185       ($195)      $1,699      ($640)

NET INCOME (LOSS) PER COMMON
 EQUIVALENT SHARES             $0.04      ($0.05)      $ 0.38     ($0.14)

NET INCOME (LOSS) PER COMMON
 AND COMMON EQUIVALENT
 SHARE-FULLY DILUTED           $0.04      ($0.05)      $ 0.32     ($0.14)





PER SHARE AMOUNTS FOR COMMON AND EQUIVALENT SHARES WAS RECALCULATED FOR THE FISCAL QUARTER ENDED JULY 31, 1994 ($0.38) TO GIVE EFFECT TO CERTAIN COMMON STOCK EQUIVALENTS AND FOR COMMON EQUIVALENT SHARE-FULLY DILUTED ($0.32) TO GIVE EFFECT TO THE ISSUANCE OF CERTAIN CONVERTIBLE NOTES ISSUED IN MARCH 1994.











                         FORM 10-K - ITEM 14(a)(3)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             INDEX TO EXHIBITS



(a)  3.  Exhibits -

     The following exhibits required by Item 601 of Regulations S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in Table I to Item 601 of Regulation S-K. Each exhibit which is incorporated by reference and the document in which such exhibit was originally filed are indicated in parentheses immediately following the description of such exhibit.


Exhibit No.

     3(a) Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 3, 1984 (the "Form 10") and incorporated herein by reference).

     3(b)      B y l a ws  (filed  as  Exhibit  3(b)  to  the  Registrant's
               Registration    Statement on Form 10 and incorporated herein
               by reference).


     3(c) Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

     4(a) Form of Variable Rate Mortgage Note (filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 1985 (the "Form S-1") and incorporated herein by reference).

     4(b) Form of Indenture, dated as of April 1, 1985, between United Stockyards Corporation and Manufacturers Hanover Trust Company, as Trustee (filed as Exhibit 4(b) to the Form S-1 and incorporated herein by reference).

     10(a) 1984 Stock Option Plan (1) (see Exhibit A included in the R e gistrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 1 8 , 1985, which exhibit is incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(b) Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

     10(c)     Form  of  Nonstatutory  Stock  Option  Agreement  (filed  as
               Exhibit 110(c) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

     10(d) Canal-Randolph Corporation ("CRC") Agreement of Lease, dated August 30, 1978, between CRC and the Registrant filed as
               Exhibit 10(a) to the Registrant's Form 10 and incorporated herein by reference).

     10(e)     Rent  Escalation  Letters,  dated February 1, 1982, June 21,
               1982 and April 4, 1983, from Canal-Randolph Associates to the Company (filed as Exhibit 10(b) to the Registrant's Form 10 and incorporated herein by reference).

     10(f) Lease Agreement, dated March 1, 1984, between Stockyards Development Corporation and the Company, as a lessor and Triad Corporation, as lessee (filed as Exhibit 10(c) to the Registrant's Form 10 and incorporated herein by reference).

     10(g) Supplemental Lease Agreement, dated March 1, 1984, between Stockyards Development Corporation and the Company and Triad Corporation (filed as Exhibit 10(d) to the Registrant's Form 10 and incorporated herein by reference).


     10(h) Lease, dated November 30, 1967, by and between Sioux City Stock Yards, a division of the Company ("Sioux City Stock Yards"), and Armour and Company ("Armour") (filed as Exhibit 10(e) to the Registrant's form 10 and incorporated herein by reference).

     10(i) Amendment to Lease, dated as of June 4, 1977, by and between the Company and Armour (filed as Exhibit 10(f) to the Registrant's Form 10 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(j) Lease amendment and Easement Grant, dated as of April 1, 1968, by and between Sioux City Stockyards and Armour (filed a s E xhibit 10(g) to the Registrant's Form 10 and incorporated herein by reference).

     10(k) Assignment and Acceptance with Consent, dated as of July 31, 1980, between Armour and Iowa Meat Processing Company ("Iowa Meat") (filed as Exhibit 10(h) to the Registrant's Form 10 and incorporated herein by reference).

     10(l) Processing Company consent to Assignment and Acceptance, dated as of August 14, 1980, of the Company (filed as Exhibit 10(i) to the Registrant's Form 10 and incorporated herein by reference).

     10(m) Agreement, dated April 25, 1964, by and between Sioux City Stock Yards and Floyd Valley Packing Company ("Floyd Valley") (filed as Exhibit 10(j) to the Registrant's Form 1 and incorporated herein by reference).

     10(n) Supplemental Agreement, dated November 24, 1964, by and between Sioux City Stock Yards and Floyd Valley (filed as
               Exhibit 10(k) to the Registrant's Form 10 and incorporated herein by reference).

     10(o) Letter, dated August 14, 1989, from the Company to John Morrell & Co. (filed as Exhibit 10(1) to the Registrant's Form 10 and incorporated herein by reference).

     10(p) Agreement, dated as of December 31, 1979, by and between the Company and Weinstein International Corp. (filed as Exhibit 10(m) to the Registrant's Form 10 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(q) Indenture of Lease, dated September 14, 1973, by and between Indiana Farm Bureau Cooperative Association, Inc. and Indianapolis Stockyards Corporation (filed as Exhibit 10(n) to the Registrant's Form 10 and incorporated herein by reference).

     10(r) Indenture, dated July 31, 1936, by and between Plankinton Packing Company ("Plankinton") and Milwaukee Stock Yards Company ("Milwaukee Stock Yards") (filed as Exhibit 10(o) to t h e Registrant's Form 10 and incorporated herein by reference).

     10(s) Indenture, dated July 31, 1936, by and between Plankinton and Milwaukee Stock Yards Company (filed as Exhibit 10(p) to t h e Registrant's Form 10 and incorporated herein by reference).

     10(t) Agreement, dated June 11, 1964, by and between P&L Company and the Company (filed as Exhibit 10(g) to the Registrant's Form 10 and incorporated herein by reference).

     10(u) Agreement, dated August 28, 1978, by and between Peck Enterprises, Inc. and the Company (filed as Exhibit 10(r) to the Registrant's Form 10 and incorporated by reference).

     10(v)     Letter, dated July 11, 1980, of Milwaukee Stock Yards (filed
               a s    E xhibit  10(s)  to  the  Registrant's  Form  10  and
               incorporated herein by reference).

     10(w) Mortgage and Indenture of Trust, dated as of November 1, 1972, by and between the City of Sioux City, Iowa and the Northwestern National City Bank of Minneapolis, as Trustee (filed as Exhibit 10(t) to the Registrant's Form 10 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(x) Lease Agreement, dated as of November 1, 1972, between the City of Sioux City, Iowa and the Company (filed as Exhibit 10(u) to the Registrant's Form 10 and incorporated herein by reference).

     10(y) Revolving Credit and Security Agreement, dated as of October 29, 1985, between the Company, Drovers First American Bank of South St. Paul and Marine Midland Bank, N.A. (filed as
               Exhibit 10(y) to the Registrant's Form 10 filed January 29, 1986 and incorporated herein by reference).

     10(z) Lease Agreement, dated as of March 17, 1985, between the Company and Atlantic Richfield Company (filed as Exhibit 10(z) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

     10(aa) 1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

     10(ab) Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

     10(ac) Amendment to Lease, dated as of December 5, 1986, by and between Stockyards Development Corporation and the Company and Stockyards 85 Partnership (filed as Exhibit 10(ac) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

     10(ad) Agreement for Investment Advisory and Financial Management Services, dated January 2, 1986, by and between the Company and Arbitrage Securities Company (filed as Exhibit 10(ad) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(ae) Lease, dated May 1, 1954, by and between the Sioux Falls Stockyards Company and Messrs. Herman R., Robert Q., Dwight D., and John W. Sutherland (filed as Exhibit 10(ae) to the R e g istrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).


     10(af) Lease, dated September 1, 1954 by and between the Sioux Falls Stockyards Company and Messrs. Herman R., Robert Q., Dwight D., and John W. Sutherland (filed as Exhibit 10(af) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

     10(ag) Amendment to Lease, dated as of December 17, 1982 by and between the Sioux Falls Stockyards Company and Sutherland Lumber and Material Co. and Sutherland's Home Improvement Co., Inc. (filed as Exhibit 10(ag) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

     10(ah) Real Estate Purchase Agreement, dated September 17, 1988 by and between the Company and the American National Bank and Trust Company (filed as Exhibit 10(ah) to the Registrant's Form 8-K filed October 24, 1988 and incorporated herein by reference).

     10(ai) A s s ignment of Agreement for Investment Advisory and Financial Management Services dated January 2, 1986, Exhibit number 10(ad) to A.B. Edelman Management Company (filed as
               Exhibit 10(ai) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

     10(aj) Agreement for Antiquities Venture dated October 26, 1988, by and between the Company and Edward H. Merrin Gallery (filed as Exhibit 10(aj) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(ak) Purchase Agreement, dated October 31, 1989 by and between USK Acquisition Corporation, Canal Capital Corporation,
               Omaha Livestock Market, Inc., Sioux Falls Stock Yards Company and Indianapolis Stockyards Corporation (filed as
               Exhibit 10(ak) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(al) Letter Agreement dated October 31, 1989 to USK Acquisition Corporation from Canal Capital Corporation, Omaha Livestock M a r k et, Inc., Sioux Falls Stock Yards Company and Indianapolis Stockyards Corporation (filed as Exhibit 10(al) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).


     10(am) Master Ground Lease, dated October 27, 1989 by and between USK Acquisition Corporation, Canal Capital Corporation, Omaha Livestock Market, Inc. and Sioux Falls Stock Yards Company (filed as Exhibit 10(am) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(an) E s crow Agreement dated October 31, 1989 between USK Acquisition Corporation, Canal Capital Corporation, Omaha
               Livestock Market, Inc., Sioux Falls Stockyards Company, Indianapolis Stockyards Corporation, Norwest Bank South Dakota, N.A. and Lawyers Title Insurance Corporation, as Escrow Agent (filed as Exhibit 10(an) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(ao) Sublease Agreement, dated January 3, 1990 by and between Canal Capital Corporation and Gruntal & Co. (filed as
               Exhibit 10(ao) to the Registrant's Form 10-K filed January 15, 1990 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED



Exhibit No.


     10(ap) Sublease Agreement, dated January 11, 1990 by and between Canal Capital Corporation and Global Leasing Services (filed as Exhibit 10(ap) to the Registrant's Form 10-K filed January 25, 1990 and incorporated herein by reference).

     10(aq) Agreement for contemporary art venture (with respect to Jules Olitski), dated November 22, 1989 by and between Canal Capital Corporation and Salander-O'Reilly Contemporary, Inc. (filed as Exhibit 10(aq) to the Registrant's Form 10-K filed January 25, 1990 and incorporated herein by reference).

     10(ar) Amendment to the Agreement for Antiquities Venture dated April 11, 1990 by and between Edward H. Merrin Gallery and Canal Capital Corporation (filed as Exhibit 10(ar) to the R e g i strant's Form 10-K filed January 22, 1991 and incorporated herein by reference).

     10(as) Amendment to the Revolving Credit Agreement dated May 31, 1 9 90 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(as) to the Registrant's Form 10-K filed January 22, 1991 and incorporated herein by reference).

     10(at) Security Agreement dated May 31, 1990 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as
               Exhibit 10(at) to the Registrant's Form 10-K filed January 22, 1991 and incorporated herein by reference).

     10(au) Release and Agreement dated December 12, 1990 by and between Meritor Savings Bank, Continental American Life Insurance Company and Canal Capital Corporation (filed as Exhibit 10(au) to the Registrant's Form 10-K filed January 22, 1991 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(av) Amendment and Waiver to the Revolving Credit Agreement dated J u l y 31, 1991 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(av) to the R e g i strant's Form 10-K filed January 17, 1992 and incorporated herein by reference).

     10(aw) Amendment to the Agreement for Antiquities Venture dated July 1, 1991 by and between The Merrin Group, Inc. and Canal A r t s Corporation (filed as Exhibit 10(aw) to the
               R e g i strant's Form 10-K filed January 27, 1992 and incorporated herein by reference).

     10(ax) Amendment and Restated Credit Agreement dated March 31, 1993 b y and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(ax) to the Registrant's Form 10-K filed January 28, 1994 and incorporated herein by reference).

     10(ay) Amendment to Security Agreement dated March 31, 1993 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as
               Exhibit 10 (ay) to the Registrant's Form 10-K filed January 28, 1994 and incorporated herein by reference).

     10(az) Amendment to Security Agreement dated March 31, 1993 by and between Cooperative Centrale Raiffersen-Boerenleenbank (Rabobank Nederland) and Canal Arts Corporation (filed as
               Exhibit 10 (az) to the Registrant's Form 10-K filed January 28, 1994 and incorporated herein by reference).

     10(ba) Amendment to Security Agreement dated March 31, 1993 by and between Cooperative Centrale Raiffersen-Boerenleenbank (Rabobank Nederland) and Canal Arts Corporation (filed as
               Exhibit 10 (ba) to the Registrant's Form 10-K filed January 28, 1994 and incorporated herein by reference).

Exhibit No.

     10(bb) Note Exchange Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bb) to the R e g i strant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bc) Amended and Restated $3,000,000 Variable Rate Mortgage Note Due May 15, 1996 by and between Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bc) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bd) Amended and Restated $5,800,000 Variable Rate Mortgage Note Due May 15, 1996 by and between Deltec Asset Management Corporation and Canal Capital Corporation (filed as Exhibit 10 (bd) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(be) Security Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company, Canal Arts Corporation and Canal Capital Corporation (filed as
               Exhibit 10 (be) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bf) Collateral Agency Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bf) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bg) Assignment of Mortgage - Minnesota dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bg) to the
               R e g i strant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bh) First Amendment to Mortgage - Minnesota dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10
               (bh) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

Exhibit No.

     10(bi) Assignment of Mortgage - Iowa dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bi) to the
               R e g i strant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bj) First Amendment to Mortgage - Iowa dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bj) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bk) Assignment of Mortgage - South Dakota dated May 15, 1993 by a n d between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bk) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bl) First Amendment to Mortgage - South Dakota dated May 15, 1 9 9 3 by and between Hanseatic Corporation, Guaranty Reassurance Company, Sioux Falls Stockyards Company and Canal Capital Corporation (filed as Exhibit 10 (bl) to the R e g i strant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bm) $350,000 Promissory Note dated March 25, 1994 by and between C o wen & Company Custodian F/B/O William G. Walters, Individual Retirement Account and Canal Capital Corporation (filed as Exhibit 10 (bm) to the Registrant's Form 10-K f i l e d January 27, 1995 and incorporated herein by reference).

     10(bn) $150,000 Convertible Promissory Note dated March 25, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account and Canal Capital Corporation (filed as Exhibit 10 (bn) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

Exhibit No.


     10(bo) Stock Pledge and Security Agreement dated March 28, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account, Tenzer, Greenblatt, Fallon & Kaplan and Canal Capital Corporation (filed as
               Exhibit 10 (bo) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bp) Agreement of Lease dated January 14, 1994 by and between The Equitable Life Assurance Society of the United States, Intelogic Trace Incorporated, Datapoint Corporation and Canal Capital Corporation (filed as Exhibit 10 (bp) to the R e g i strant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bq) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Deltec Asset Management Corporation and Canal Capital Corporation.

     10(br) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Guaranty Reassurance Corporation and Canal Capital Corporation.

     10(bs) Note Exchange Agreement dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust, Edelman Value Partners, L.P., Lora K. Schultz, SES Trust, Roger A. Schultz Pension Plan and Canal Capital Corporation.

     10(bt) $150,000 Promissory Note dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation.

     10(bu) $150,000 Promissory Note dated September 15, 1995 by and between Edelman Value Partners, L.P. and Canal Capital Corporation.

     10(bv) $182,275 Promissory Note dated September 15, 1995 by and between Lora K. Schultz and Canal Capital Corporation.

Exhibit No.

     10(bw) $300,000 Promissory Note dated September 15, 1995 by and between SES Trust and Canal Capital Corporation.

     10(bx) $250,000 Promissory Note dated September 15, 1995 by and between Roger A. Schultz Pension Plan and Canal Capital Corporation.

     11 Statement re: computation of per share earnings. This exhibit has not been included because such computation can be clearly determined from the consolidated financial statements included as part of this report on Form 10-K.

     22        Subsidiaries of the Registrant.

INVESTOR INFORMATION




Annual Meeting                            Corporate Headquarters
The Annual Meeting of Shareholders        7l7 Fifth Avenue
of Canal Capital Corporation will         New York, NY  10022
be held in our offices at 717
Fifth Avenue, 4th floor, New York,
NY, on a date to be announced.


                                          Stock Certificates
The Board of Directors of Canal           Inquiries regarding change of
Capital Corporation urges all             name or address, or to replace
shareholders to vote their shares         lost certificates should be made
in person or by proxy and thus            directly to American Stock
participate in the decisions that         Transfer and Trust Co., 40 Wall
will be made at the annual meeting.       Street, New York, NY 10005 or
                                          telephone (718) 921-8200



Stock Listing
Canal Capital Corporation common stock    Auditors
is traded on the over-the-counter         Todman & Co.
market through the "pink sheets".         120 Broadway
                                          New York, NY 10271


Investment Analyst Inquiries              General Counsel
Analyst inquires are welcome.             Proskauer Rose Goetz & Mendelsohn
                                          1585 Broadway
Phone or write: Michael E. Schultz,       New York, NY 10036
President at (212) 826-6040               (212) 969-3000







                                    iii