Form 10-Q
period 1996-01-31
CANAL CAPITAL CORP
filed 1996-03-07
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the quarterly period ended January 31, 1996

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


  Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


      Title of each class          Shares outstanding at February 29, 1996
  Common stock, $0.01 par value                4,326,930

  (This document contains 25 pages)






                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    JANUARY 31, 1996 AND OCTOBER 31, 1995


                                                JANUARY 31,   OCTOBER 31,
                                                    1996         1995
                                                (UNAUDITED)    (AUDITED)
  ASSETS:

  CURRENT ASSETS:

    Cash and cash equivalents                  $   (11,197)   $   114,750
    Notes and accounts receivable                  316,055        241,778
    Art inventory (net of a valuation
      allowance of $500,000) at January 31,
      1996 and October 31, 1995, respectively      500,000        500,000
    Prepaid expenses and other                     173,151        201,188

      Total Current Assets                         978,009      1,057,716


  NON-CURRENT ASSETS:

    Property on operating leases, net of
     accumulated depreciation of $5,969,934
     and $6,074,482 at January 31, 1996 and
     October 31, 1995, respectively              8,289,614      8,384,975

    Art inventory non-current (net of
     valuation allowance of $500,000 at
     January 31, 1996 and October 31, 1995,
     respectively                                4,693,931      4,900,595



  Other Assets:

    Property held for development or resale      2,922,960      3,000,060
    Long-term investments                          480,091        480,091
    Deferred leasing and financing costs           133,189        147,913
    Deposits and other                             238,558        232,062

                                                 3,774,798      3,860,126

                                               $17,736,352    $18,203,412

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    JANUARY 31, 1996 AND OCTOBER 31, 1995

                                                JANUARY 31,   OCTOBER 31,
                                                    1996         1995
                                                (UNAUDITED)    (AUDITED)

  LIABILITIES & STOCKHOLDERS  EQUITY:


  CURRENT LIABILITIES:

    Short-term borrowings                      $         0    $         0
    Accounts payable and accrued expenses        2,413,482      2,618,467
    Accrued litigation settlement                        0              0
    Income taxes payable                            19,408         40,881
    Current portion of long-term debt              551,000         51,000

      Total Current Liabilities                  2,983,890      2,710,348


  Long-term debt, less current portion          10,642,817     11,379,242


  Commitments and contingencies


  Stockholders  Equity:

    Preferred stock $0.01 par value:
      5,000,000 shares authorized; 2,434,998
      and 2,358,542 shares issued and out-
      standing at January 31, 1996 and
      October 31, 1995, respectively and
      aggregate liquidation preference of
      $24,349,980 and $23,585,420 at
      January 31, 1996 and October 31, 1995,
      respectively                                  24,350         23,585

    Common stock, $0.01 par value:
      10,000,000 shares authorized; 5,313,794
      shares issued and outstanding at
      January 31, 1996 and October 31, 1995,
      respectively                                  53,138         53,138

    Paid-in capital                             26,505,471     26,468,008

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               JANUARY 31, 1996 AND OCTOBER 31, 1995 (cont d)



                                                JANUARY 31,   OCTOBER 31,
                                                    1996         1995
                                                (UNAUDITED)    (AUDITED)


  Retained earnings (deficit)                  $ (9,733,098)  $(9,690,693)

  Less-Valuation Reserve                         (1,736,671)   (1,736,671)

  Less-986,865 shares of common
   stock held in treasury, at cost             (11,003,545)   (11,003,545)

                                                  4,109,645      4,113,822


                                               $ 17,736,352   $ 18,203,412

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995



                                                   1996           1995
                                               (UNAUDITED)    (UNAUDITED)

  Real Estate Operations:

   Real Estate Revenues:

    Sale of real estate                        $    476,621   $     49,345
    Rental income                                   536,418        513,730
    Ground lease income                             234,000        248,000
    Volume based rental income                      204,002        223,169
    Other income                                      1,613          7,247


                                                  1,452,654      1,041,491


  Real Estate Expenses:

    Cost of real estate sold                        159,733         24,878
    Labor, operating and maintenance                238,724        200,175
    Depreciation and amortization                    91,413         91,073
    Taxes other than income taxes                    90,000         96,300
    Provision for litigation settlement                   0              0
    Bad debt expense                                      0              0
    General and administrative                       28,310         22,565


                                                    608,180        434,991

  Income From Real Estate Operations                844,474        606,500



  Art Operations:

   Art Revenues:

    Sales                                           104,400        101,750
    Other revenues                                        0              0


                                                    104,400        101,750

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (Cont d)

                                                   1996           1995
                                               (UNAUDITED)    (UNAUDITED)

  Art Expenses:

    Cost of art sold                                219,633       117,834
    Valuation reserve                                     0             0
    Depreciation and amortization                         0             0
    Selling, general and administrative              11,168        32,678

                                                    230,801       150,512

  Loss From Art Operations                         (126,401)      (48,762)

  General and administrative expense               (328,640)     (298,944)

  Write-off due to lease termination                      0             0

  Income (loss) from operations                     389,433       258,794


  Other income (Expense):

    Gain on sale of long-term investments                 0             0
    Loss on write-down of long-term
      investments                                         0             0
    Interest and other income                         3,561         6,800
    Interest expense                               (397,058)     (327,630)

                                                   (393,497)     (320,830)

  Gain (Loss) Before Provision for Income
   Taxes and Extraordinary Gain                      (4,064)      (62,036)

  (Provision) Benefit for Income Taxes                    0             0

  Net Income (Loss) Before Extraordinary
   Gain                                              (4,064)      (62,036)

  Extraordinary Gain on Retirement of Debt,
   (Net of taxes of $0)                                   0             0

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (Cont d)


                                                   1996           1995
                                               (UNAUDITED)    (UNAUDITED)


  Net Income (Loss)                                  (4,064)     (62,036)

  Preferred Stock Dividend                          (38,341)     (68,478)

  Net Income (Loss) Applicable to Common
   Shares                                      $    (42,405)  $ (130,514)




  Per Common Share Amounts:

    Gain (Loss) from operations                $      (0.01)  $    (0.03)
    Extraordinary gain on retirement
     of debt                                           0.00         0.00

  Net Income (Loss) Per Common Share           $      (0.01)  $    (0.03)

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995



                                                   1996          1995
                                               (UNAUDITED)    (UNAUDITED)

  Cash Flows from Operating Activities:

   Net income (loss)                           $    (4,064)   $   (62,036)

  Adjustments to Reconcile Net Loss to
   Net Cash Provided (Used) by Operating
   Activities:

    Write-off in connection with lease
     termination                                         0              0
    Provision for litigation settlement                  0              0
    Extraordinary gain on retirement of
     debt                                                0              0
    Depreciation and amortization                  110,175         96,076
    Gain on sale of real estate                   (316,888)       (24,467)
    Deferred tax provision                               0              0
    Loss on write-down of long-term
     investments                                         0              0
    Gain from sale of long-term investments              0              0
    Valuation reserve-art inventory                      0              0


  Changes in Assets and Liabilities:

    Receivables, net                               (74,277)        71,842
    Art inventory, net                             206,664        114,804
    Prepaid expenses and other, net               (226,458)        27,255
    Payables and accrued expenses, net             (61,295)       (61,043)

    Net Cash Provided (Used) by Operating
      Activities                                  (366,143)       162,431

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995 (Cont d)



                                                   1996           1995
                                               (UNAUDITED)    (UNAUDITED)

  Cash Flows from Investing Activities:

    Proceeds from sale of long-term
     investments                                         0              0
    Proceeds from sales of real estate             476,621         49,345
    Capital expenditures                                 0        (20,485)

  Net Cash Provided (Used) in Investing
   Activities                                      476,621         28,860



  Cash Flows from Financing Activities:

   Proceeds from the issuance of long-term
    debt                                       $         0    $         0
   Proceeds (repayment) of short-term
    borrowings                                           0       (135,000)
   Repayment of long-term debt obligations        (236,425)      (138,330)

  Net Cash Used by Financing Activities           (236,425)      (273,330)


  Net Increase (Decrease) in Cash                 (125,947)       (82,039)
  Cash and Cash Equivalents at Beginning of
   Period                                          114,750         33,595


  Cash and Cash Equivalents at End of Period   $   (11,197)   $   (48,444)




  Note: Canal made federal and state income tax payments of $21,000 and $19,000, and interest payments of $397,000 and $328,000 in the three month periods ended January 31, 1996 and 1995, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
              FOR THE YEAR ENDED OCTOBER 31, 1995 (AUDITED) AND
           FOR THE THREE MONTHS ENDED JANUARY 31, 1996 (UNAUDITED)


                               Common Stock         Preferred Stock
                                Number               Number
                                of                   of
                                Shares     Amount    Shares   Amount

  Balance, Oct. 31, 1994        5,313,794  $53,138  2,055,194 $20,552
  Net Income (Loss)                     0        0          0       0
  Preferred Stock Dividen               0        0    303,348   3,033
  Reserve                               0        0          0       0

  Balance, Oct. 31, 1995        5,313,794    53,138 2,358,542   23,585
  Net Income (Loss)                     0         0         0        0
  Preferred Stock Dividend              0         0    76,456      765
  Reserve                               0         0         0        0

  Balance, January 31, 1996     5,313,794   $53,138 2,434,998  $24,350




                                       Retained                  Treasury
                            Paid-in    Earnings     Valuation     Stock
                            Capital    (Deficit)     Reserve      At Cost


  Balance,Oct.31,1994  $26,262,346 ($7,979,331) ($1,408,743) ($11,003,545)
  Net Income(Loss)               0  (1,518,214)           0             0
  Preferred StockDividend  205,662    (193,148)           0             0
  Reserve                        0           0     (327,928)            0

  Balance,Oct.31,1995   26,468,008  (9,690,693)  (1,736,671)  (11,003,545)
  Net Income (Loss)              0      (4,064)           0             0
  Preferred Stock Dividend  37,463     (38,341)           0             0
  Reserve                        0           0            0             0

  Balance,Jan.31,1996  $26,505,471 ($9,733,098) ($1,736,671) $(11,003,545)

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JANUARY 31, 1996
                                 (UNAUDITED)


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

  Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate properties and art operations, consisting mainly of the acquisition of art for resale. In the past Canal engaged in the trading of and investing in securities. Canal s trading activities were severely curtailed in fiscal 1991 and not engaged in at all in fiscal years 1992 through 1996.

  While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

  I n    the  past  three  years,  Canal  has  made  significant  cuts  in expenditures, primarily in salaries and other overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows.

  Management believes that its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its cost cutting program in itself will be sufficient to fund operating cash requirements.

  2.  Interim Financial Statements

  The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 1996 and the results of its operations and its cash flows for the three month period ended January 31, 1996. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1995 and the notes thereto which are contained in Canal s 1995 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1996.


  3.  Reclassification

  Certain amounts have been reclassified to conform to the current year s presentation.


  4.  Notes Receivable

  Included in the notes and accounts receivable were notes from real estate sales in the amount of $150,000 at January 31, 1996 and October 31, 1995.



  5.  LONG TERM INVESTMENTS

  At January 31, 1996, the long-term investments consisted of the following:

      (Thousands of Dollars)       January 31, 1996     October 31, 1995

      Aggregate market value..........   $ 395                $ 481

      Aggregate carrying value........   $ 480                $ 480

      Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. It is important to note that it is the group (as defined) that can exercise influence over the company, not Canal. Accordingly, this situation does not qualify for consolidation as a method of reporting. At July 31, 1995, 100% of the market value of Canal s long-term investments was invested in equity securities of this company. The group held 5% or more of the outstanding equity securities of this issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.



  6.  ART OPERATIONS

      Canal s art dealing operations consist primarily of the purchase for resale of contemporary art and purchase for resale of antiquities primarily from ancient Mediterranean cultures. Canal s art dealing operations are carried on through various consignment agreements relating to its antiquities and contemporary art inventories.

      Management estimates it may take two to five years to dispose of its current art inventory. The Company s ability to dispose of its art inventory is dependent at least in part, on general economic conditions, i n c luding supply, demand, international monetary conditions and inflation. Additionally, the art market itself is very competitive. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

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

        The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management s best estimate of the amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value.

     The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will be used to reduce the Company s outstanding debt. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and rescheduling of debt. Because of the alternatives in raising cash to meet its debt requirements available to the Company, it does not anticipate any extraordinary losses associated with the sale of its art inventory in fiscal 1996.


        Canal s art operations have generated operating losses of $126,000 and $49,000 on revenues of $104,000 and $102,000 for the three months ended January 31, 1996 and 1995, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


     Inventory on Consignment - The Company had $809,000 and $1,600,000 of art inventory on consignment with third party dealers at January 31, 1996 and October 31, 1995, respectively. Antiquities and contemporary art represented 52% ($2,717,000) and 48% ($2,477,000), as compared to
  54% ($2,923,000) and 46% ($2,477,000) of total art inventory at January 31, 1996 and October 31, 1995, respectively.



  7.  Property and Equipment

  Included in buildings and equipment were the cost of buildings of approximately $5 million at January 31, 1996 and October 31, 1995.

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

  9.   BORROWINGS

  At January 31, 1996, substantially all of Canal s real properties, the s t ock of certain subsidiaries, the long-term investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                            January 31,      October 31,
                                                1996            1995
                                            (Unaudited)        (Audited)
  (Thousands of Dollars)
  Variable rate mortgage notes due
   May 15, 1998.............................   $ 7,555         $ 7,635
  Variable rate mortgage notes due
   September 15, 1998.......................       888           1,032
  11% mortgage note; original principal
   amount $1,697; due April 1, 2011;
   payable in monthly installments
   (including interest) of $17..............     1,348           1,356
  9.5% mortgage note; original principal
   amount $472; due November 1, 2012,
   payable in monthly installments
   (including interest) of $4...............       414             416
  10 1/2% mortgage note (adjusted
   periodically to prime plus 1 3/4%);
   original principal amount $556 due
   January 15, 2013; payable in monthly
   installments (including interest) of $6..       489             491

  Other ....................................       500             500

  Total ....................................    11,194          11,430

  Less -- current maturities ...............       551              51

  Long-term debt ...........................   $10,643         $11,379

       On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis.

      The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability t o pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three or four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively.

      In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its secured credit line. At January 31, 1996, this note is classified as a current liability.

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                 For the Three Months Ended January 31, 1996


  Results of Operations - General

  While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

  Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Revenues increased by $414,000 or 36% to $1,557,000 for the three month periods ended January 31, 1996 and 1995, respectively. The 1996 increase is due primarily to an increase in the sale of real estate during the first quarter of fiscal 1996 of $477,000 as compared to $49,000 for the same period in fiscal 1995.

  1996 vs. 1995

  Canal s operations generated a net loss of $4,000 as compared to a net loss of $62,000 for the three month periods ended January 31, 1996 and 1995, respectively. Included in the 1996 results are a gain on the sale of real estate of $317,000 which was offset to a certain extent by a $126,000 loss from art operations and a $69,000 increase in interest expense due to the increased rates being charged to Canal on its outstanding debt.


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


  Real Estate Revenues

  Canal s principal real estate operating revenues are derived from the Lease, income from the volume based rental leases with meat packing companies located near the stockyards, rental income from its five Exchange Building, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Additionally, Canal has continued its program of developing what was excess stockyard property.

  Real estate revenues for the three months ended January 31, 1996 of $1,453,000 accounted for 93.3% of the 1996 revenues as compared to revenues of $1,041,000 or 91.1% for the same period in 1995. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (36.9% and 49.3%), ground lease income (16.1% and 23.8%), volume based rental income (14.0% and 21.5%) and sale of real estate and other income (33.0% and 5.4%) for the 1996 and 1995 periods, respectively.



  Real Estate Expenses

  Real estate expenses for the three months ended January 31, 1996 of $608,000 increased by $173,000 (39.8%) from $435,000 for the same period in 1995. Real estate expenses are comprised of labor, operating and maintenance (39.3% and 46.0%), depreciation and amortization (15.0% and 20.9%) taxes other than income taxes (14.8% and 22.1%), cost of real estate sold (26.3% and 5.7%) and general and administrative expenses (4.6% and 5.3%) for the 1996 and 1995 periods, respectively. The 1996 increase is due primarily to a $135,000 increase in the cost of real estate sold associated with the increase in real estate sales discussed above.

  Art Operations

      Management estimates it may take two to five years to dispose of its current art inventory. The Company s ability to dispose of its art inventory is dependent at least in part, on general economic conditions, i n c luding supply, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.


         Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1995 appraisal covered approximately 78% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 22% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1995 Canal recognized a $500,000 valuation allowance against its art inventory, thereby, increasing the total value allowance to $1,000,000 as of October 31, 1995 compared to $500,000 and $300,000 at October 31, 1994 and 1993, respectively. These estimates are based in part on the Company s history of losses sustained on art sales in the current and previous years.


          The valuation allowance represents management s best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.


           The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management s best estimate of the amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value. The Company will continually monitor the market for its product and will make adjustments to the value of its art inventory as such adjustments become necessary.

        The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used by the Company for disposal of its art inventory. The proceeds from these sales will go to reduce the Company s outstanding debt. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new c a p i tal and rescheduling of debt. Because of the available alternatives, the Company does not anticipate any extraordinary losses associated with a forced sale of its art inventory in fiscal 1996.


  Art Revenues

  Art revenues of $104,000 for the three months ended January 31, 1996 represented a modest increase (2.6%) over the same period in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission on sale of art owned by third parties (0.0% and 0.0%) for the 1996 and 1995 periods, respectively.


  Art Expenses

  Art expenses for the three months ended January 31, 1996 of $231,000 increased by $80,000 (53.3%) from $151,000 for the same period in 1995. The 1996 increase is due primarily to the continued softness of the current art market resulting in lower prices for goods sold at auction. Art expenses consisted of cost of art sold (95.2% and 78.3%) and selling, general and administrative expenses (4.8% and 21.7%) for the 1996 and 1995 periods, respectively.



  General and Administrative

  General and administrative expenses for the three months ended January 31, 1996 of $329,000 increased somewhat from the $299,000 for the same period in 1995. The major components of general and administrative expenses are officers salaries (32.8% and 32.8%), rent (8.9% and 9.3%), legal and professional fees (9.6% and 19.0%), insurance (10.7% and 11.5%) and office salaries (10.3% and 10.1%) for the 1996 and 1995 periods, respectively.


  Interest Expense

  Interest expense for the three months ended January 31, 1996 of $397,000 increased by $69,000 (21.2%) from $328,000 for the same period in 1995. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.

  Inflation

  With the sale of its stockyard operations, Canal s operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal s debt agreements carry variable interest rates.


  Capital Resources and Liquidity

  While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include a reserve of $400,000 associated with the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

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

  On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998, the proceeds of which were used to repay in full the Company s secured credit line and a $650,000 note the Company issued in 1993. The purchasers of these notes included an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three or four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively.

  Net cash generated by operations in the first three months of fiscal 1996 was a negative $366,000. Cash and cash equivalents increased by $37,000 in 1996. Substantially all of the proceeds from the sale of real estate of $477,000 and the reduction of the art inventory of $207,000 was used to reduce accrued expenses and outstanding debt.

  At January 31, 1996 the Company s current liabilities exceeded current assets by $2.0 million as compared to $1.7 million at October 31, 1995. The increase is due primarily to the reclassification of a $500,000 note payable due December 31, 1996 to current liabilities.

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

                                   PART II

                              OTHER INFORMATION

  Item 1:        Legal Proceedings:

  See Item 3 of Canal s October 31, 1995 Form 10-K.

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




                                          Canal Capital Corporation
                                                Registrant





                                          Reginald Schauder
                                          Vice President-Finance &
                                          Chief Financial Officer




  Date: March 8, 1996