Form 10-Q
period 1996-04-30
CANAL CAPITAL CORP
filed 1996-06-13
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the quarterly period ended April 30, 1996

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at May 31, 1996
Common stock, $0.01 par value                4,326,930

(This document contains 29 pages)


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    APRIL 30, 1996 AND OCTOBER 31, 1995


                                                APRIL 30,   October 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)
ASSETS:

CURRENT ASSETS:

  Cash and cash equivalents                  $   (29,432)   $   114,750
  Notes and accounts receivable                  312,864        241,778
  Art inventory (net of a valuation
    allowance of $500,000) at April 30,
    1996 and October 31, 1995, respectively      500,000        500,000
  Prepaid expenses and other                     209,789        201,188

    Total Current Assets                         993,221      1,057,716


NON-CURRENT ASSETS:

  Property on operating leases, net of
   accumulated depreciation of $6,065,800
   and $6,074,482 at April 30, 1996 and
   October 31, 1995, respectively              8,236,786      8,384,975

  Art inventory non-current (net of
   valuation allowance of $500,000) at
   April 30, 1996 and October 31, 1995,
   respectively                                4,686,431      4,900,595



Other Assets:

  Property held for development or resale      2,945,620      3,000,060
  Long-term investments                          480,091        480,091
  Deferred leasing and financing costs           120,803        147,913
  Deposits and other                             165,078        232,062

                                               3,711,592      3,860,126

                                             $17,628,030    $18,203,412

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    APRIL 30, 1996 AND OCTOBER 31, 1995

                                               APRIL 30,    OCTOBER 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)

LIABILITIES & STOCKHOLDERS  EQUITY:


CURRENT LIABILITIES:

  Short-term borrowings                      $         0    $         0
  Accounts payable and accrued expenses        2,543,709      2,618,467
  Accrued litigation settlement                        0              0
  Income taxes payable                             6,645         40,881
  Current portion of long-term debt              551,000         51,000

    Total Current Liabilities                  3,101,354      2,710,348


Long-term debt, less current portion          10,629,167     11,379,242


Commitments and contingencies


Stockholders  Equity:

  Preferred stock $0.01 par value:
    5,000,000 shares authorized; 2,536,154
    and 2,358,542 shares issued and out-
    standing at April 30, 1996 and
    October 31, 1995, respectively and
    aggregate liquidation preference of
    $25,361,540 and $23,585,420 at
    April 30, 1996 and October 31, 1995,
    respectively                                  25,362         23,585

  Common stock, $0.01 par value:
    10,000,000 shares authorized; 5,313,794
    shares issued and outstanding at
    April 30, 1996 and October 31, 1995,
    respectively                                  53,138         53,138

  Paid-in capital                             26,555,037     26,468,008

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                APRIL 30, 1996 AND OCTOBER 31, 1995 (cont d)



                                                APRIL 30,   OCTOBER 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)


Retained earnings (deficit)                  $ (9,995,812)  $ (9,690,693)

Less-Valuation Reserve                         (1,736,671)    (1,736,671)

Less-986,865 shares of common
 stock held in treasury, at cost              (11,003,545)   (11,003,545)

                                                3,897,509      4,113,822

                                             $ 17,628,030   $ 18,203,412

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Real Estate Operations:

 Real Estate Revenues:

  Sale of real estate                        $    476,627   $     77,613
  Rental income                                 1,073,330      1,050,605
  Ground lease income                             468,000        489,500
  Volume based rental income                      366,525        389,262
  Other income                                      3,550         14,599

                                                2,388,032      2,021,579

Real Estate Expenses:

  Cost of real estate sold                        159,733         47,644
  Labor, operating and maintenance                482,663        433,118
  Depreciation and amortization                   183,192        182,198
  Taxes other than income taxes                   180,000        192,602
  Provision for litigation settlement                   0              0
  Bad debt expense                                      0              0
  General and administrative                       54,250         45,376

                                                1,059,838       900,938

Income From Real Estate Operations              1,328,194      1,120,641


Art Operations:

 Art Revenues:

  Sales                                           108,900        101,750
  Other revenues                                        0          6,540

                                                  108,900        108,290

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (Cont d)

                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Art Expenses:

  Cost of art sold                                226,581        117,834
  Valuation reserve                                     0              0
  Depreciation and amortization                         0              0
  Selling, general and administrative              25,011         36,709

                                                  251,592        154,543

Loss From Art Operations                         (142,692)       (46,253)

General and Administrative Expense               (637,143)      (596,674)

Write-off due to lease termination                      0              0

Income (loss) from operations                     548,359        477,714


Other Income (Expense):

  Gain on sale of long-term investments                 0              0
  Loss on write-down of long-term
    investments                                         0              0
  Interest and other income                         7,799         16,616
  Interest expense                               (783,012)      (664,868)

                                                 (775,213)      (648,252)

Gain (Loss) Before Provision for Income
 Taxes and Extraordinary Gain                    (226,854)      (170,538)

(Provision) Benefit for Income Taxes                    0              0

Net Income (Loss) Before Extraordinary
 Gain                                            (226,854)      (170,538)

Extraordinary Gain on Retirement of Debt,
 (Net of taxes of $0)                                   0              0

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (Cont d)


                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)


Net Income (Loss)                                (226,854)      (170,538)

Preferred Stock Dividend                          (78,265)      (110,721)

Net Income (Loss) Applicable to Common
 Shares                                      $   (305,119)  $   (281,259)




Per Common Share Amounts:

  Gain (Loss) from operations                $      (0.07)  $      (0.07)
  Extraordinary gain on retirement
   of debt                                           0.00           0.00

Net Income (Loss) Per Common Share           $      (0.07)  $      (0.07)

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Real Estate Operations:

 Real Estate Revenues:

  Sale of real estate                        $          0   $     28,268
  Rental income                                   536,912        536,875
  Ground lease income                             234,000        241,500
  Volume based rental income                      162,523        166,093
  Other income                                      1,943          7,352

                                                  935,378        980,088

Real Estate Expenses:

  Cost of real estate sold                              0         22,766
  Labor, operating and maintenance                243,939        232,943
  Depreciation and amortization                    91,779         91,125
  Taxes other than income taxes                    90,000         96,302
  Provision for litigation settlement                   0              0
  Bad debt expense                                      0              0
  General and administrative                       25,940         22,811

                                                  451,658        465,947

Income From Real Estate Operations                483,720        514,141


Art Operations:

 Art Revenues:

  Sales                                             4,500              0
  Other revenues                                        0          6,540

                                                    4,500          6,540

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995 (Cont d)

                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Art Expenses:

  Cost of art sold                                  6,948              0
  Valuation reserve                                     0              0
  Depreciation and amortization                         0              0
  Selling, general and administrative              13,843          4,031

                                                   20,791          4,031

Loss From Art Operations                          (16,291)         2,509

General and Administrative Expense               (308,503)      (297,730)

Write-off due to lease termination                      0              0

Income (loss) from operations                     158,926        218,920


Other Income (Expense):

  Gain on sale of long-term investments                 0              0
  Loss on write-down of long-term
    investments                                         0              0
  Interest and other income                         4,238          9,816
  Interest expense                               (385,954)      (337,238)

                                                 (381,716)      (327,422)

Gain (Loss) Before Provision for Income
 Taxes and Extraordinary Gain                    (222,790)      (108,502)

(Provision) Benefit for Income Taxes                    0              0

Net Income (Loss) Before Extraordinary
 Gain                                            (222,790)      (108,502)

Extraordinary Gain on Retirement of Debt,
 (Net of taxes of $0)                                   0              0

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995 (Cont d)


                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)


Net Income (Loss)                                (222,790)      (108,502)

Preferred Stock Dividend                          (39,924)       (42,243)

Net Income (Loss) Applicable to Common
 Shares                                      $   (262,714)  $   (150,745)




Per Common Share Amounts:

  Gain (Loss) from operations                $      (0.06)  $      (0.03)
  Extraordinary gain on retirement
   of debt                                           0.00           0.00

Net Income (Loss) Per Common Share           $      (0.06)  $      (0.03)

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995



                                                 1996          1995
                                             (UNAUDITED)    (UNAUDITED)

Cash Flows from Operating Activities:

 Net income (loss)                           $  (226,854)   $  (170,538)

Adjustments to Reconcile Net Loss to
 Net Cash Provided (Used) by Operating
 Activities:

  Write-off in connection with lease
   termination                                         0              0
  Provision for litigation settlement                  0              0
  Extraordinary gain on retirement of
   debt                                                0              0
  Depreciation and amortization                  194,647        192,608
  Gain on sale of real estate                   (316,894)       (29,969)
  Deferred tax provision                               0              0
  Loss on write-down of long-term
   investments                                         0              0
  Gain from sale of long-term investments              0              0
  Valuation reserve-art inventory                      0              0


Changes in Assets and Liabilities:

  Receivables, net                               (71,086)       192,261
  Art inventory, net                             148,189        114,804
  Prepaid expenses and other, net                 53,387           (303)
  Payables and accrued expenses, net            (108,994)       (36,721)

  Net Cash Provided (Used) by Operating
    Activities                                  (327,605)       262,142

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995 (Cont d)



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Cash Flows from Investing Activities:

  Proceeds from sale of long-term
   investments                                         0              0
  Proceeds from sales of real estate             476,627         77,613
  Capital expenditures                           (43,129)       (24,688)

Net Cash Provided (Used) in Investing
 Activities                                      433,498         52,925



Cash Flows from Financing Activities:

 Proceeds from the issuance of long-term
  debt                                       $         0    $         0
 Proceeds (repayment) of short-term
  borrowings                                           0       (150,000)
 Repayment of long-term debt obligations        (250,075)      (153,930)

Net Cash Used by Financing Activities           (250,075)      (303,930)


Net Increase (Decrease) in Cash                 (144,182)        11,137
Cash and Cash Equivalents at Beginning of
 Period                                          114,750         33,595


Cash and Cash Equivalents at End of Period   $   (29,432)   $    44,732




Note: Canal made federal and state income tax payments of $24,000 and $9,000, and interest payments of $780,000 and $660,000 in the six month periods ended April 30, 1996 and 1995, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1995 (AUDITED) AND
            FOR THE SIX MONTHS ENDED APRIL 30, 1996 (UNAUDITED)


                             Common Stock     Preferred Stock

                             Number             Number
                              of                 of
                           Shares   Amount     Shares   Amount

Balance, Oct. 31, 1994    5,313,794 $53,138  2,055,194  $20,552
Net Income (Loss)                 0       0          0        0
Preferred Stock Dividend          0       0    303,348    3,033
Reserve                           0       0          0        0

Balance, Oct. 31, 1995    5,313,794  53,138  2,358,542   23,585
Net Income (Loss)                 0       0          0        0
Preferred Stock Dividend          0       0    177,612    1,777
Reserve                           0       0          0        0

Balance, April 30, 1996   5,313,794 $53,138  2,536,154  $25,362




                                     Retained                  Treasury
                          Paid-in    Earnings     Valuation     Stock
                          Capital    (Deficit)     Reserve      At Cost

Balance, Oct. 31, 1994  $26,262,346 ($7,979,331) ($1,408,743) ($11,003,545)
Net Income (Loss)                 0  (1,518,214)           0             0
Preferred Stock
 Dividend                   205,662    (193,148)           0             0
Reserve                           0           0     (327,928)            0


Balance, Oct. 31, 1995   26,468,008  (9,690,693)  (1,736,671)  (11,003,545)
Net Income (Loss)                 0    (226,854)           0             0
Preferred Stock
 Dividend                    87,029     (78,265)           0             0
Reserve                           0           0            0             0


Balance,April 30, 1996  $26,555,037 ($9,995,812) ($1,736,671) ($11,003,545)

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED APRIL 30, 1996
                                (UNAUDITED)


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

2.                            Interim Financial Statements

         The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 1996 and the results of its operations and its cash flows for the three month period ended April 30, 1996. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1995 and the notes thereto which are contained in Canal s 1995 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1996.


3.                            Reclassification

          Certain amounts have been reclassified to conform to the current year s presentation.


4.                            Notes Receivable

         Included in the notes and accounts receivable were notes from real estate sales in the amount of $150,000 at April 30, 1996 and October 31, 1995.



5.                            LONG TERM INVESTMENTS

     At April 30, 1996, the long-term investments consisted of the following:

    (Thousands of Dollars)         April 30, 1996     October 31, 1995

    Aggregate market value..........   $ 399                $ 481

    Aggregate carrying value........   $ 480                $ 480

       Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. It is important to note that it is the group (as defined) that can exercise influence over the company, not Canal. Accordingly, this situation does not qualify for consolidation as a method of reporting. At April 30, 1996, 100% of the market value of Canal s long-term investments was invested in equity securities of this company. The group held 5% or more of the outstanding equity securities of this issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.



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

     Canal s art operations have generated operating losses of $143,000 and $46,000 on revenues of $109,000 and $108,000 for the six months ended April 30, 1996 and 1995, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


       Inventory on Consignment - The Company had $1,400,000 and $1,600,000 of art inventory on consignment with third party dealers at April 30, 1996 and October 31, 1995, respectively. Antiquities and contemporary art represented 52% ($2,709,000) and 48% ($2,477,000), as compared to 54%
($2,923,000)  and 46% ($2,477,000) of total art inventory at April 30, 1996 and October 31, 1995, respectively.



7.                            Property and Equipment

          Included in property and equipment were the cost of buildings of approximately $5 million at April 30, 1996 and October 31, 1995.

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

9.   BORROWINGS

       At April 30, 1996, substantially all of Canal s real properties, the stock of certain subsidiaries, the long-term investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                            April 30,      October 31,
                                              1996            1995
                                          (Unaudited)        (Audited)
(Thousands of Dollars)
Variable rate mortgage notes due
 May 15, 1998.............................   $ 7,555         $ 7,635
Variable rate mortgage notes due
 September 15, 1998.......................       888           1,032
11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,339           1,356
9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       411             416
10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due


 January 15, 2013; payable in monthly
 installments (including interest) of $6..       487             491

Other ....................................       500             500

Total ....................................    11,180          11,430

Less -- current maturities ...............       551              51

Long-term debt ...........................   $10,629         $11,379

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

       In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its secured credit line. At April 30, 1996, this note is classified as a current liability.

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Six Months Ended April 30, 1996


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

       Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Revenues increased by $367,000 or 17% to $2,497,000 and decreased by $47, 000 or 5% to $940,000 for the six and three month periods ended April 30, 1996 and 1995, respectively. The 1996 increase is due primarily to an increase in the sale of real estate during the first six months of fiscal 1996 of $477,000 as compared to $78,000 for the same period in fiscal 1995.

1996 vs. 1995

       Canal s operations generated a net loss of $227,000 as compared to a net loss of $171,000 for the six month periods ended April 30, 1996 and 1995, respectively, and a net loss of $223,000 as compared to a net loss of $109,000 for the three month periods ended April 30, 1996 and 1995, respectively. Included in the 1996 results are a $252,000 loss from art operations, a $118,000 increase in interest expense due to the increased rates being charged to Canal on its outstanding debt and a $40,000 increase in general and administrative expenses, which were offset to a certain extent by a $317,000 gain on the sale of real estate.


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

          Real estate revenues for the six months ended April 30, 1996 of $2,388,000 accounted for 95.6% of the 1996 revenues as compared to revenues of $2,022,000 or 94.9% for the same period in 1995. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (45.0% and 52.0%), ground lease income (19.6% and 24.2%), volume based rental income (15.4% and 19.3%) and sale of real estate and other income (20.0% and 4.5%) for the 1996 and 1995 periods, respectively.

          Real estate revenues for the three months ended April 30, 1996 of $935,000 accounted for 99.5% of the 1996 revenues as compared to revenues of $980,000 or 99.3% for the same period in 1995. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (57.4% and 54.8%), ground lease income (25.0% and 24.6%), volume based rental income (17.4% and 16.9%) and sale of real estate and other income (0.2% and 3.7%) for the 1996 and 1995 periods, respectively.

Real Estate Expenses

          Real estate expenses for the six months ended April 30, 1996 of $1,060,000 increased by $159,000 (17.6%) from $901,000 for the same period in 1995. Real estate expenses are comprised of labor, operating and maintenance (45.5% and 48.1%), depreciation and amortization (17.3% and 20.2%) taxes other than income taxes (17.0% and 21.4%), cost of real estate sold (15.1% and 5.3%) and general and administrative expenses (5.1% and 5.0%) for the 1996 and 1995 periods, respectively. The 1996 increase is due primarily to a $135,000 increase in the cost of real estate sold associated with the increase in real estate sales discussed above.

          Real estate expenses for the three months ended April 30, 1996 of


$452,000 decreased by $14,000 (3.1%) from $466,000 for the same period in 1995. Real estate expenses are comprised of labor, operating and maintenance (54.0% and 50.0%), depreciation and amortization (20.3% and 19.6%) taxes other than income taxes (19.9% and 20.7%), cost of real estate sold (0.0% and 4.9%) and general and administrative expenses (5.7% and 4.9%) for the 1996 and 1995 periods, respectively.


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

Art Revenues

          Art revenues of $109,000 for the six months ended April 30, 1996 represented a modest increase over the same period in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 94.0%) and commission on sale of art owned by third parties (0.0% and 6.0%) for the 1996 and 1995 periods, respectively.

          Art revenues of $4,500 for the three months ended April 30, 1996 represented a decrease (31.2%) from the same period in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 0.0%) and commission on sale of art owned by third parties (0.0% and 100.0%) for the 1996 and 1995 periods, respectively.

Art Expenses

          Art expenses for the six months ended April 30, 1996 of $252,000 increased by $97,000 (62.8%) from $155,000 for the same period in 1995. The 1996 increase is due primarily to the continued softness of the current art market resulting in lower prices for goods sold at auction. Art expenses consisted of cost of art sold (90.1% and 76.2%) and selling, general and administrative expenses (9.9% and 23.8%) for the 1996 and 1995 periods, respectively.

          Art expenses for the three months ended April 30, 1996 of $21,000 increased by $17,000 from $4,000 for the same period in 1995. The 1996 increase is due primarily to the continued softness of the current art market resulting in lower prices for goods sold at auction. Art expenses consisted of cost of art sold (33.4% and 0.0%) and selling, general and administrative expenses (66.6% and 100.0%) for the 1996 and 1995 periods, respectively.



General and Administrative

     General and administrative expenses for the six months ended April 30, 1996 of $637,000 increased somewhat from the $597,000 for the same period in 1995. The major components of general and administrative expenses are officers salaries (33.8% and 34.5%), rent (9.3% and 4.7%), legal and professional fees (9.9% and 12.8%), insurance (11.1% and 11.6%) and office salaries (10.7% and 11.5%) for the 1996 and 1995 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995.


       General and administrative expenses for the three months ended April 30, 1996 of $309,000 increased somewhat from the $298,000 for the same period in 1995. The major components of general and administrative expenses are officers salaries (34.9% and 36.2%), rent (9.8% and 0.0%), legal and professional fees (10.2% and 9.1%), insurance (11.4% and 11.6%) and office salaries (11.0% and 12.7%) for the 1996 and 1995 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995.

Interest Expense

       Interest expense for the six months ended April 30, 1996 of $783,000 increased by $118,000 (17.8%) from $665,000 for the same period in 1995. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.

     Interest expense for the three months ended April 30, 1996 of $386,000 increased by $49,000 (14.5%) from $337,000 for the same period in 1995. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.


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

         Net cash generated by operations in the first six months of fiscal 1996 was a negative $328,000. Cash and cash equivalents decreased by $74,000 in 1996. Substantially all of the proceeds from the sale of real estate of $477,000 and the reduction of the art inventory of $227,000 was used to reduce accrued expenses and outstanding debt.

       At April 30, 1996 the Company s current liabilities exceeded current assets by $2.1 million as compared to $1.7 million at October 31, 1995. The increase is due primarily to the reclassification of a $500,000 note payable due December 31, 1996 to current liabilities.

          The  Company  leases  139  acres of land (at five locations) to a
stockyard  operator.    This  lease  represents  approximately  25%  of the
Company  s  annual  revenues.    The  stockyard operator has met all of its
obligations under the lease through April 30, 1996. However, on June 4, 1996, Canal issued a letter of default to the stockyard operator for failure to pay all of the rent due for the months of May and June 1996. Canal is negotiating with the stockyard operator to cure this default and expects to resolve this situation in the next sixty days.

        Management believes that the 1996 cash flow from operations will be sufficient to support its ongoing operations.

                                  PART II

                             OTHER INFORMATION

Item 1:        Legal Proceedings:

          Pine Valley Meats, Inc. v. Canal Capital Corporation


As more fully discussed in Item 3 of Canal s October 31, 1995 Form 10-K, on May 5, 1995 an action was commenced against Canal by Pine Valley Meats, Inc. ( Plaintiff ) in the County Court for Dakota County, Sate of Minnesota. The lawsuit arises out of the alleged breach by Canal of a certain cattle walkway agreement (the walkway agreement ) relating to the passage of cattle over land owned by Canal in South St. Paul, Minnesota.

On May 30 and 31, 1996, damages in favor of the Plaintiff in the amount of $400,000 (including $50,000 in punitive damages) was awarded in the County Court of Dakota County, Sate of Minnesota.

Canal is currently reviewing the merits of an appeal in this case.

Additionally, see Item 3 of Canal s October 31, 1995 Form 10-K.

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




Date: June 13, 1996