Form 10-Q
period 1996-07-31
CANAL CAPITAL CORP
filed 1996-09-11
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended July 31, 1996

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at August 31, 1996
Common stock, $0.01 par value                4,326,930

(This document contains 30 pages)


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     JULY 31, 1996 AND OCTOBER 31, 1995


                                                JULY 31,    October 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)
ASSETS:

CURRENT ASSETS:

  Cash and cash equivalents                  $   (20,575)   $   114,750
  Notes and accounts receivable                  258,271        241,778
  Art inventory (net of a valuation
    allowance of $500,000) at July 31,
    1996 and October 31, 1995, respectively      500,000        500,000
  Prepaid expenses and other                     229,669        201,188

    Total Current Assets                         967,365      1,057,716


NON-CURRENT ASSETS:

  Property on operating leases, net of
   accumulated depreciation of $5,662,065
   and $6,074,482 at July 31, 1996 and
   October 31, 1995, respectively              8,128,561      8,384,975

  Art inventory non-current (net of
   valuation allowance of $500,000) at
   July 31, 1996 and October 31, 1995,
   respectively                                4,686,431      4,900,595



Other Assets:

  Property held for development or resale      2,945,620      3,000,060
  Long-term investments                          480,091        480,091
  Deferred leasing and financing costs           107,039        147,913
  Deposits and other                             159,293        232,062

                                               3,692,043      3,860,126

                                             $17,474,400    $18,203,412

                                     2


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     JULY 31, 1996 AND OCTOBER 31, 1995

                                                JULY 31,    OCTOBER 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)

LIABILITIES & STOCKHOLDERS  EQUITY:


CURRENT LIABILITIES:

  Short-term borrowings                      $         0    $         0
  Accounts payable and accrued expenses        3,079,081      2,618,467
  Accrued litigation settlement                        0              0
  Income taxes payable                             7,975         40,881
  Current portion of long-term debt              551,000         51,000

    Total Current Liabilities                  3,638,056      2,710,348


Long-term debt, less current portion          10,537,517     11,379,242


Commitments and contingencies


Stockholders  Equity:

  Preferred stock $0.01 par value:
    5,000,000 shares authorized; 2,618,387
    and 2,358,542 shares issued and out-
    standing at July 31, 1996 and
    October 31, 1995, respectively and
    aggregate liquidation preference of
    $26,183,870 and $23,585,420 at
    July 31, 1996 and October 31, 1995,
    respectively                                  26,184         23,585

  Common stock, $0.01 par value:
    10,000,000 shares authorized; 5,313,794
    shares issued and outstanding at
    July 31, 1996 and October 31, 1995,
    respectively                                  53,138         53,138

  Paid-in capital                             26,595,332     26,468,008
                                     3


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                JULY 31, 1996 AND OCTOBER 31, 1995 (cont d)



                                                 JULY 31,   OCTOBER 31,
                                                  1996         1995
                                              (UNAUDITED)    (AUDITED)


Retained earnings (deficit)                  $(10,635,611)  $ (9,690,693)

Less-Valuation Reserve                         (1,736,671)    (1,736,671)

Less-986,865 shares of common
 stock held in treasury, at cost              (11,003,545)   (11,003,545)

                                                3,298,827      4,113,822

                                             $ 17,474,400   $ 18,203,412

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Real Estate Operations:

 Real Estate Revenues:

  Sale of real estate                        $    612,872   $    702,512
  Rental income                                 1,581,164      1,564,690
  Ground lease income                             702,000        731,000
  Volume based rental income                      538,115        553,533
  Other income                                      4,609         29,438

                                                3,438,760      3,581,173

Real Estate Expenses:

  Cost of real estate sold                        232,760        399,549
  Labor, operating and maintenance                733,586        666,169
  Depreciation and amortization                   273,670        273,368
  Taxes other than income taxes                   270,000        288,902
  Provision for litigation settlement             400,000              0
  Bad debt expense                                      0              0
  General and administrative                       82,648         68,686

                                                1,992,664      1,696,674

Income From Real Estate Operations              1,446,096      1,884,499


Art Operations:

 Art Revenues:

  Sales                                           108,900        241,550
  Other revenues                                        0         13,740

                                                  108,900        255,290

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (Cont d)

                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Art Expenses:

  Cost of art sold                                226,581        347,207
  Valuation reserve                                     0              0
  Depreciation and amortization                         0              0
  Selling, general and administrative              36,965         50,320

                                                  263,546        397,527

Loss From Art Operations                         (154,646)      (142,237)

General and Administrative Expense               (948,831)      (893,493)

Write-off due to lease termination                      0              0

Income (loss) from operations                     342,619        848,769


Other Income (Expense):

  Gain on sale of long-term investments                 0              0
  Loss on write-down of long-term
    investments                                         0       (113,565)
  Interest and other income                         9,912         21,457
  Interest expense                             (1,177,955)    (1,063,149)

                                               (1,168,043)    (1,155,257)

Gain (Loss) Before Provision for Income
 Taxes and Extraordinary Gain                    (825,424)      (306,488)

(Provision) Benefit for Income Taxes                    0              0

Net Income (Loss) Before Extraordinary
 Gain                                            (825,424)      (306,488)

Extraordinary Gain on Retirement of Debt,
 (Net of taxes of $0)                                   0              0

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (Cont d)


                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)


Net Income (Loss)                                (825,424)      (306,488)

Preferred Stock Dividend                         (119,494)      (156,026)

Net Income (Loss) Applicable to Common
 Shares                                      $   (944,918)  $   (462,514)




Per Common Share Amounts:

  Gain (Loss) from operations                $      (0.22)  $      (0.11)
  Extraordinary gain on retirement
   of debt                                           0.00           0.00

Net Income (Loss) Per Common Share           $      (0.22)  $      (0.11)

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Real Estate Operations:

 Real Estate Revenues:

  Sale of real estate                        $    136,245   $    624,899
  Rental income                                   507,834        514,085
  Ground lease income                             234,000        241,500
  Volume based rental income                      171,590        164,271
  Other income                                      1,059         14,839

                                                1,050,728      1,559,594

Real Estate Expenses:

  Cost of real estate sold                         73,027        351,905
  Labor, operating and maintenance                250,923        233,051
  Depreciation and amortization                    90,478         91,170
  Taxes other than income taxes                    90,000         96,300
  Provision for litigation settlement             400,000              0
  Bad debt expense                                      0              0
  General and administrative                       28,398         23,310

                                                  932,826        795,736

Income From Real Estate Operations                117,902        763,858


Art Operations:

 Art Revenues:

  Sales                                                 0        139,800
  Other revenues                                        0          7,200

                                                        0        147,000

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995 (Cont d)

                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Art Expenses:

  Cost of art sold                                      0        229,373
  Valuation reserve                                     0              0
  Depreciation and amortization                         0              0
  Selling, general and administrative              11,954         13,611

                                                   11,954        242,984

Loss From Art Operations                          (11,954)       (95,984)

General and Administrative Expense               (311,688)      (296,819)

Write-off due to lease termination                      0              0

Income (loss) from operations                    (205,740)       371,055


Other Income (Expense):

  Gain on sale of long-term investments                 0              0
  Loss on write-down of long-term
    investments                                         0       (113,565)
  Interest and other income                         2,113          4,841
  Interest expense                               (394,943)      (398,281)

                                                 (392,830)      (507,005)

Gain (Loss) Before Provision for Income
 Taxes and Extraordinary Gain                    (598,570)      (135,950)

(Provision) Benefit for Income Taxes                    0              0

Net Income (Loss) Before Extraordinary
 Gain                                            (598,570)      (135,950)

Extraordinary Gain on Retirement of Debt,
 (Net of taxes of $0)                                   0              0

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995 (Cont d)


                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)


Net Income (Loss)                                (598,570)      (135,950)

Preferred Stock Dividend                          (41,229)       (45,305)

Net Income (Loss) Applicable to Common
 Shares                                      $   (639,799)  $   (181,255)




Per Common Share Amounts:

  Gain (Loss) from operations                $      (0.15)  $      (0.04)
  Extraordinary gain on retirement
   of debt                                           0.00           0.00

Net Income (Loss) Per Common Share           $      (0.15)  $      (0.04)

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995



                                                 1996          1995
                                             (UNAUDITED)    (UNAUDITED)

Cash Flows from Operating Activities:

 Net income (loss)                           $  (825,424)   $  (306,488)

Adjustments to Reconcile Net Loss to
 Net Cash Provided (Used) by Operating
 Activities:

  Write-off in connection with lease
   termination                                         0              0
  Provision for litigation settlement            400,000              0
  Extraordinary gain on retirement of
   debt                                                0              0
  Depreciation and amortization                  290,915        289,458
  Gain on sale of real estate                   (380,112)      (302,963)
  Deferred tax provision                               0              0
  Loss on write-down of long-term
   investments                                         0        113,565
  Gain from sale of long-term investments              0              0
  Valuation reserve-art inventory                      0              0


Changes in Assets and Liabilities:

  Receivables, net                               (16,493)       275,000
  Art inventory, net                             214,164        265,597
  Prepaid expenses and other, net                413,816       (129,357)
  Payables and accrued expenses, net            (427,708)       (47,104)

  Net Cash Provided (Used) by Operating
    Activities                                  (330,842)       251,916

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 (Cont d)



                                                 1996           1995
                                             (UNAUDITED)    (UNAUDITED)

Cash Flows from Investing Activities:

  Proceeds from sale of long-term
   investments                                         0              0
  Proceeds from sales of real estate             612,872        702,512
  Capital expenditures                           (75,630)       (36,666)

Net Cash Provided (Used) in Investing
 Activities                                      537,242        665,846



Cash Flows from Financing Activities:

 Proceeds from the issuance of long-term
  debt                                       $         0    $         0
 Proceeds (repayment) of short-term
  borrowings                                           0       (498,000)
 Repayment of long-term debt obligations        (341,725)      (395,530)

Net Cash Used by Financing Activities           (341,725)      (893,530)


Net Increase (Decrease) in Cash                 (135,325)        24,232
Cash and Cash Equivalents at Beginning of
 Period                                          114,750         33,595


Cash and Cash Equivalents at End of Period   $   (20,575)   $    57,827




Note: Canal made federal and state income tax payments of $33,000 and
      $16,000, and interest payments of $1,100,000 and $1,020,000 in the nine month periods ended July 31, 1996 and 1995, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1995 (AUDITED) AND
            FOR THE NINE MONTHS ENDED JULY 31, 1996 (UNAUDITED)


                             Common Stock     Preferred Stock

                              Number             Number
                                of                of
                             Shares    Amount    Shares    Amount

Balance, Oct. 31, 1994       5,313,794   $53,138  2,055,194  $20,552
Net Income (Loss)                    0         0          0        0
Preferred Stock Dividend             0         0    303,348    3,033
Reserve                              0         0          0        0

Balance, Oct. 31, 1995        5,313,794    53,138   2,358,542  23,585
Net Income (Loss)                     0         0           0       0
Preferred Stock Dividend              0         0     259,845   2,599
Reserve                               0         0           0       0

Balance, July 31, 1996        5,313,794   $53,138   2,618,387 $26,184




                                     Retained                  Treasury
                          Paid-in    Earnings     Valuation     Stock
                          Capital    (Deficit)     Reserve      At Cost

Balance, Oct. 31, 1994  $26,262,346 ($7,979,331) ($1,408,743) ($11,003,545)
Net Income (Loss)                 0  (1,518,214)           0             0
Preferred Stock
 Dividend                   205,662    (193,148)           0             0
Reserve                           0           0     (327,928)            0


Balance, Oct. 31, 1995   26,468,008  (9,690,693)  (1,736,671)  (11,003,545)
Net Income (Loss)                 0    (825,424)           0             0
Preferred Stock
 Dividend                   127,324    (119,494)           0             0
Reserve                           0           0            0             0


Balance,July 31, 1996   $26,595,332 ($10,635,611)($1,736,671) ($11,003,545)

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED JULY 31, 1996
                                (UNAUDITED)


1.   GENERAL

Canal Capital Corporation ( Canal ), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly owned subsidiary of Canal-Randolph Corporation until J u n e 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal s common stock, under a plan of complete liquidation.

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

While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, the Company has a judgement in the amount of $400,000 against it associated with recent litigation in Minnesota. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include two reserves of $400,000 each associated with the Minnesota judgement and the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

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

2.  Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 1996 and the results of its operations and its cash flows for the nine month period ended July 31, 1996. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote


d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1995 and the notes thereto which are contained in Canal s 1995 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1996.


3.  Reclassification

Certain amounts have been reclassified to conform to the current year s presentation.


4.  Notes Receivable

Included in the notes and accounts receivable were notes from real estate sales in the amount of $150,000 at July 31, 1996 and October 31, 1995.



5.  LONG TERM INVESTMENTS

At July 31, 1996, the long-term investments consisted of the following:

    (Thousands of Dollars)         July 31, 1996     October 31, 1995

    Aggregate market value..........   $ 406                $ 481

    Aggregate carrying value........   $ 480                $ 480

Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. It is important to note that it is the group (as defined) that can exercise influence over the company, not Canal. Accordingly, this situation does not qualify for consolidation as a method of reporting. At July 31, 1996, 100% of the market value of Canal s long-term investments was invested in equity securities of this company. The group held 5% or more of the outstanding equity securities of this issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.



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

Canal s art operations have generated operating losses of $155,000 and $142,000 on revenues of $109,000 and $255,000 for the nine months ended July 31, 1996 and 1995, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment and joint venture agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


Inventory on Consignment - The Company had $1,400,000 and $1,600,000 of art inventory on consignment with third party dealers at July 31, 1996 and


O c tober 31, 1995, respectively. Antiquities and contemporary art represented 52% ($2,709,000) and 48% ($2,477,000), as compared to 54%
($2,923,000)  and 46% ($2,477,000) of total art inventory at April 30, 1996 and October 31, 1995, respectively.



7.  Property and Equipment

Included   in  property  and  equipment  were  the  cost  of  buildings  of approximately $5 million at July 31, 1996 and October 31, 1995.

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

9.  BORROWINGS

At July 31, 1996, substantially all of Canal s real properties, the stock of certain subsidiaries, the long-term investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                            July 31,      October 31,
                                              1996            1995
                                          (Unaudited)        (Audited)
(Thousands of Dollars)
Variable rate mortgage notes due
 May 15, 1998.............................   $ 7,480         $ 7,635
Variable rate mortgage notes due
 September 15, 1998.......................       888           1,032
11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,327           1,356
9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       409             416
10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due


 January 15, 2013; payable in monthly
 installments (including interest) of $6..       485             491

Other ....................................       500             500

Total ....................................    11,089          11,430

Less -- current maturities ...............       551              51

Long-term debt ...........................   $10,538         $11,379

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

In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its secured credit line. At July 31, 1996, this note is classified as a current liability.

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Nine Months Ended July 31, 1996



Results of Operations - General

While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, the Company has a judgement in the amount of $400,000 against it associated with recent litigation in Minnesota. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include two reserves of $400,000 each associated with the Minnesota judgement and the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Revenues decreased by $289,000 or 7% to $3,548,000 and decreased by $656, 000 or 38% to $1,051,000 for the nine and three month periods ended July 31, 1996 and 1995, respectively. The 1996 decrease is due primarily to a modest decrease in the sales of real estate and art during the first nine months of fiscal 1996.


1996 vs. 1995

Canal s operations generated a net loss of $825,000 as compared to a net loss of $306,000 for the nine month periods ended July 31, 1996 and 1995, respectively, and a net loss of $599,000 as compared to a net loss of
$136,000 for the three month periods ended July 31, 1996 and 1995, respectively. Included in the 1996 results are a litigation settlement accrual in the amount of $400,000 associated with a recent judgement against the Company in Minnesota, a $155,000 loss from art operations, a $115,000 increase in interest expense due to the increased rates being charged to Canal on its outstanding debt and a $55,000 increase in general and administrative expenses, which were offset to a certain extent by a $380,000 gain on the sale of real estate.

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

The lessee under the Lease is currently experiencing financial difficulties and is in default of certain leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all arrears due to the Company to be paid in the coming months.

The Company has been notified by the largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building of their intention to relocate by years end. This tenant represents 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement tenants for this space, it could take an extended period to fully release this space which, in the interim, will put additional stress on Canal s cash flow.

Real estate revenues for the nine months ended July 31, 1996 of $3,439,000 accounted for 96.9% of the 1996 revenues as compared to revenues of $3,581,000 or 93.4% for the same period in 1995. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (46.0% and 43.7%), ground lease income (20.4% and 20.4%), volume based rental income (15.7% and 15.5%) and sale of real estate and other income (17.9% and 20.4%) for the 1996 and 1995 periods, respectively.

Real estate revenues for the three months ended July 31, 1996 of $935,000 accounted for 99.5% of the 1996 revenues as compared to revenues of $1,600,000 or 91.4% for the same period in 1995. Real estate revenues are comprised of rental income from Exchange Building rentals and other lease income from the rental of vacant land and certain structures (48.3% and 33.0%), ground lease income (22.3% and 15.5%), volume based rental income (16.3% and 10.5%) and sale of real estate and other income (13.1% and 41.0%) for the 1996 and 1995 periods, respectively.



Real Estate Expenses

Real estate expenses for the nine months ended July 31, 1996 of $1,933,000 increased by $296,000 (17.5%) from $1,697,000 for the same period in 1995. Real estate expenses are comprised of labor, operating and maintenance (36.8% and 39.3%), depreciation and amortization (13.7% and 16.1%) taxes other than income taxes (13.6% and 17.0%), cost of real estate sold (11.7% and 23.6%) and general and administrative expenses (23.2% and 4.0%) for the 1996 and 1995 periods, respectively. The 1996 increase is due primarily to a litigation settlement accrual of $400,000 associated with a recent judgement against the Company in Minnesota. This was offset to a certain extent by a $167,000 decrease in the cost of real estate sold as a result of decreased land sales.

Real estate expenses for the three months ended July 31, 1996 of $933,000 increased by $137,000 (17.2%) from $796,000 for the same period in 1995. Real estate expenses are comprised of labor, operating and maintenance (26.9% and 29.3%), depreciation and amortization (9.7% and 11.5%) taxes other than income taxes (9.7% and 12.1%), cost of real estate sold (7.8% and 44.2%) and general and administrative expenses (45.9% and 2.9%) for the 1996 and 1995 periods, respectively.

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

Art Revenues

Art revenues of $109,000 for the nine months ended July 31, 1996 represented a 57.3% decrease from the same period in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 94.6%) and commission on sale of art owned by third parties (0.0% and 5.4%) for the 1996 and 1995 periods, respectively.

There were no art sales for the three months ended July 31, 1996 as compared to sales of $147,000 for the same period in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.0% and 95.1%) and commission on sale of art owned by third parties (0.0% and 4.9%) for the 1996 and 1995 periods, respectively.


Art Expenses

Art expenses for the nine months ended July 31, 1996 of $264,000 decreased by $134,000 (33.7%) from $398,000 for the same period in 1995. The 1996 decrease is due primarily to the continued softness of the current art market resulting in lower prices for goods sold at auction. Art expenses consisted of cost of art sold (86.0% and 87.3%) and selling, general and administrative expenses (14.0% and 12.7%) for the 1996 and 1995 periods, respectively.

Art expenses for the three months ended July 31, 1996 of $12,000 decreased by $231,000 from $243,000 for the same period in 1995. The 1996 decrease is due primarily to the continued softness of the current art market resulting in lower prices for goods sold at auction. Art expenses consisted of cost of art sold (0.0% and 94.4%) and selling, general and administrative expenses (100.0% and 5.6%) for the 1996 and 1995 periods, respectively.

General and Administrative

General and administrative expenses for the nine months ended July 31, 1996 of $949,000 increased somewhat from the $893,000 for the same period in 1995. The major components of general and administrative expenses are officers salaries (34.1% and 35.1%), rent (9.7% and 4.7%), legal and professional fees (10.0% and 12.8%), insurance (11.2% and 11.6%) and office salaries (10.7% and 11.5%) for the 1996 and 1995 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995.

General and administrative expenses for the three months ended July 31, 1996 of $312,000 increased somewhat from the $297,000 for the same period in 1995. The major components of general and administrative expenses are officers salaries (34.6% and 35.1%), rent (10.4% and 0.0%), legal and professional fees (10.4% and 3.3%), insurance (11.3% and 11.6%) and office salaries (10.9% and 12.0%) for the 1996 and 1995 periods, respectively. Canal s New York office space lease provided for four months without rent commencing February 1, 1995.



Interest Expense

Interest expense for the nine months ended July 31, 1996 of $1,178,000 increased by $115,000 (10.8%) from $1,063,000 for the same period in 1995. This reflects the rising average interest rates charged to Canal by its lenders offset to a certain extent by reductions in the average balance of long-term debt outstanding.

Interest expense for the three months ended July 31, 1996 of $395,000 decreased by $3,000 (0.8%) from $398,000 for the same period in 1995. This r e flects the reductions in the average balance of long-term debt outstanding offset to a certain extent by the rising average interest rates charged to Canal by its lenders.


Inflation

With the sale of its stockyard operations, Canal s operations are less subject to inflation than previously. Its chief area of exposure is now the impact inflation brings to interest rates since most of Canal s debt agreements carry variable interest rates.

Capital Resources and Liquidity

While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. First, the Company has suffered significant losses from operations in six of the last seven years. Second, the Company is involved in litigation with major tenants in Sioux City, Iowa and Fargo, North Dakota. Third, the Company has a judgement in the amount of $400,000 against it associated with recent litigation in Minnesota. Fourth, and last, the Company has a continuing environmental liability associated with a 1988 sale of property located in Portland, Oregon. The financial statements include two reserves of $400,000 each associated with the Minnesota judgement and the environmental liability, but does not include any adjustments that might result from the resolution of these other uncertainties.

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

Net cash generated by operations in the first nine months of fiscal 1996 was a negative $331,000. Cash and cash equivalents decreased by $78,000 in 1996. Substantially all of the proceeds from the sale of real estate of $613,000 and the reduction of the art inventory of $227,000 was used to reduce accrued expenses and outstanding debt.

At July 31, 1996 the Company s current liabilities exceeded current assets by $2.7 million as compared to $1.7 million at October 31, 1995. The increase is due primarily to the reclassification of a $500,000 note payable due December 31, 1996 to current liabilities and a litigation settlement accrual in the amount of $400,000 associated with a recent judgement against the Company in Minnesota.

The Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company s annual revenues. The lessee has met all of its obligations under the lease through July 31, 1996. The lessee under the Lease is currently experiencing financial difficulties and is in default of certain leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all arrears due to the Company to be paid in the coming months.

The Company has been notified by the largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building of their intention to relocate by years end. This tenant represents 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement tenants for this space, it could take an extended period to fully release this space which, in the interim, will put additional stress on Canal s cash flow.

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




Date: September 12, 1996