Form 10-K
period 1996-10-31
CANAL CAPITAL CORP
filed 1997-01-27
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

             X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the registrant at January 15, 1997, was approximately $593,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 1997 was 4,326,929.
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                   INDEX

Description                                                        Page

                                   PART I

ITEM      1.  Business............................................  1


ITEM      2   Properties..........................................  6

ITEM      3.  Legal Proceedings...................................  7

ITEM      4.  Submission of Matters to a Vote of Stockholders..... 10


                                  PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters................................. 13

ITEM      6.  Selected Financial Data............................. 14

ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations and Financial Condition....... 16

ITEM      8.  Financial Statements and Supplementary Data......... 26

ITEM      9.  Disagreements on Accounting and Financial
              Disclosure.......................................... 26


                                  PART III

ITEM     10.  Directors and Executive Officers of the Registrant.. 27

ITEM     11.  Executive Compensation.............................. 28

ITEM     12.  Security Ownership of Certain Beneficial Owners
              and Management...................................... 32

ITEM     13.  Certain Relationships and Related Transactions...... 34

                                  PART IV

ITEM     14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................. 35

                                     i
                                   PART I

Item 1.  Business

A.   General

     The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

     Canal is engaged in two distinct businesses -- the management and further development of its agribusiness related real estate properties and its art operations.

     Canal's real estate properties located in six midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyards operations (which operates on land leased from the company) and consists of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In connection with the 1989 sale of its stockyards operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyards operations. The Lease is a ten year lease renewable at the purchaser's option for an additional ten year period, with escalating annual rentals. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards. See "Agribusiness".

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

     Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. See "Art Operations".

B.   Factors That May Affect Future Results

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as
                                     1

amended. The Company s actual results of operations and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company s control. Such factors include, without limitation: overall economic conditions; competition for tenants in the agribusiness; the ability of the Company s tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company s art operations; the effects of forgery and counterfeiting on the Company s art operations; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company s indebtedness.


C.   Real Estate Operations

     General

     Real estate operations, which relate primarily to Canal's former agribusiness operations, resulted in operating income of $5.2 million, while contributing $8.9 million to Canal's revenues for fiscal 1996. Canal is involved in the management, development or sale of its agribusiness related real estate properties (as described above) at its former stockyard locations, the lease of certain property underlying the stockyards operations sold by Canal in 1989 and the revenue from various volume based rental agreements with meat packing companies located near the stockyards.

     In December 1996, Canal lost its largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building. This tenant represented 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement for this space, it could take an extended period of time to fully relet this space which, in the interim, will effect Canal s cash flow.

     As of October 31, 1996, there are approximately 321 acres of undeveloped land owned by Canal adjacent to its former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.


     Agribusiness

     Under the Lease, Canal has net leased 139 acres of land as well as certain stockyard facilities at five of its former stockyard locations to the group which purchased the stockyard operations. This lease is a 10 year lease, renewable at the purchaser's option for an additional ten year period,


                                     2



with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. Canal is entitled to receive additional rent if the stockyard's livestock volume or cash flow (as defined) exceeds certain levels.

     The lessee under the Lease is currently experiencing financial difficulties related primarily to a cattle feeding and financing business the lessee entered into after purchasing Canal s stockyard operations. While the payments under the Lease are current, the lessee is in default under the terms of certain other leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all arrears due to the Company to be paid in the coming months. The Company has explored the availability of alternative tenants for the stockyard properties covered by the Lease and is confident that should the need arise there are adequate alternatives available to the Company which will protect a substantial portion of the revenue stream from the Lease.

     Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was a fifty year lease expiring in 2017 with John Morrell & Co. ("Morrell"). The lease called for Morrell to pay Canal a per head fee for all hogs slaughtered at Morrell s plant that were not purchased at the Sioux City stockyards. On September 30, 1996 Canal and Morrell entered into a Mutual Release and Settlement Agreement, which terminated the Sioux City lease and dismissed the pending lawsuit between the parties (see -
Item 3 Legal Proceedings and Note 15). Additionally, on October 1, 1996 Canal sold the Sioux City property (previously under lease) to Morrell.
The Fargo, North Dakota lease is also a fifty year lease expiring in 2028 with B&H Investment Company ("B&H"). This lease calls for B&H to pay Canal a per head fee for all cattle slaughtered at B&H s plant that were not purchased at the Fargo stockyards. For information on the revenues generated by these leases see Note 3 to the Consolidated Financial Statements. The Fargo, North Dakota lease is the subject of ongoing litigation. For further information about this litigation (see - Item 3 Legal Proceedings and Note 15).

     Risk

     Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates. Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its agribusiness related real estate properties.

                                     3

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

D.   Art Operations

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale valued at approximately $1,214,000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 64% ($2,311,825) and 36% ($1,277,263) and 54% ($2,923,332) and 46% ($2,477,263) of total art inventory at October 31,
1996 and 1995, respectively.

     Canal sells its art primarily through two sources, in galleries and at art auctions. In the case of sales in galleries, the Company has consignment arrangements with various art galleries in the United States. In these arrangements Canal consigns its pieces at specific prices to the gallery. In the case of auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auctions. The Company assigns a minimum acceptable price on the pieces consigned. The auction house negotiates a commission on the sale of major pieces. The pieces can be withdrawn at any time before or during the auction. There are no significant differences between the prices obtained in galleries and those obtained at auction.

     Art operations resulted in an operating loss of $1.7 million while contributing $0.2 million to Canal's revenues for fiscal 1996. The 1996 loss includes a $1.5 million increase in the art inventory valuation allowance.



                                     4


     Risk

     Dealing in art in general involves various degrees of risk. There can be no assurance that the operations will be profitable. The success of a program of this nature is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. There can be no assurance that Canal will be able to sell its art inventory at a price greater than or equal to its acquisition costs or be able to turn over its art inventory at a desirable rate. In addition, forgery and counterfeiting are risks inherent in the art industry.
However, Canal and its associates, through their experience and certain precautionary measures taken in the purchasing process, are confident that this risk has been minimized. Moreover, there are security risks associated with collections of antiquities and art, including problems of security in their storage, transportation and exhibition. Canal has procured insurance to cover such risks.

     Competition

     Canal competes in its art operations with investment groups and other dealers, some of whom are substantially larger and have greater financial resources and staff than Canal. There may be a number of institutions and private collectors and dealers who may attempt to acquire the same pieces of art at the same time as Canal, particularly at auction. Similarly, there may be a number of dealers offering similar pieces of art, thereby exerting a downward pressure on prices.

E.   Securities Portfolio

     General

     Canal no longer engages in trading activities but has an investment in a company in which it, together with other entities (some of which are affiliates), comprise a group for regulatory purposes. This investment (in which Canal's ownership interest is less than 4%) is considered long-term in nature and is carried at market value.

     Canal had an agreement with an investment advisor who is affiliated with a director who is also a shareholder and the Chairman of Canal. The investment advisor had discretionary authority over the securities trading and investment activities of Canal. This agreement was canceled by mutual consent of the parties on October 31, 1996.

F.   Employees

     At December 31, 1996, Canal had 7 employees.

                                     5
ITEM 2.  Properties
     Canal's real estate properties located in six Midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operation (which operates on land leased from the company) and consists of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 1996 include:

                                              Stockyard  Leased    Held for
                   Year    Total    Exchange    Master   to Third
Develop-
  Location      Acquired  Site(2)   Bldgs.     Lease(1)  Parties   ment (3)
St. Joseph, MO    1942     127        2           37        3        85
West Fargo, ND    1937      66       13            0       17        36
S. St. Paul, MN   1937     210        6           30       55       119
Sioux City, IA    1937      96        2           24       25        45
Omaha, NE         1976      85        2           17       34        32
Sioux Falls, SD   1937      43        0           31        8         4
    Total                  627       25          139      142       321

The following schedule shows the average occupancy rate and average rental rate at each of Canal's five Exchange Buildings:

                                1996                        1995
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN(6)         84%      $14.48            98%       $14.25
Sioux City, IA             63%      $ 3.59            68%       $ 3.40
Omaha, NE                  56%      $ 4.80            55%       $ 4.73

NOTES
(1)  Leased to the purchaser of Canal's stockyard operations.
(2)  For information with respect to mortgages and pledges see Note 7.
(3)  For information related to this see Note 2(c).
(4)  Canal has closed this building and is offering it for sale.
(5)  Per square foot.
(6) With the exception of the South St. Paul, Minnesota Exchange Building none of the leases relating to the above Exchange Buildings represents 10% or more of rental income. As more fully discussed in Notes 17 and 20, in December 1996, Canal lost its largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building.

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



     John Morrell & Co. v. Canal Capital Corporation

     On October 6, 1993, an action was commenced against Canal by John Morrell & Co. ("plaintiff") in the District Court for Woodbury County, State of Iowa. Plaintiff amended the action on November 30, 1993. The lawsuit arose out of the alleged breach by Canal, as lessor, of a lease agreement relating to certain real estate on which plaintiff operates a meat packing plant in Sioux City, Iowa. Plaintiff alleged in the suit a breach of the lease by Canal as a result of Canal's sale of the Sioux City stockyard operation in 1989 and its failure to renegotiate the rental terms of the lease. Plaintiff alleged that Canal was obligated, as lessor, to provide animals from the Sioux City stockyards to meet plaintiff's needs in operating the packing plant on the leased property. Plaintiff alleged that, as a result of Canal's failure to provide sufficient animals to meet plaintiff's needs, plaintiff was forced to obtain animals from sources other than the stockyards at an additional cost and was forced to pay additional rent under the lease agreement. Plaintiff sought relief in the form of damages in an unspecified amount and a renegotiation of the rental terms of the lease.

     On September 30, 1996 Canal and Morrell entered into a Mutual Release and Settlement Agreement which terminated the Sioux City lease and dismissed the lawsuit between the parties. In consideration for the lease termination Canal received $4.2 million from Morrell. Also, as part of the settlement, on October 1, 1996 Canal sold the Sioux City property
(previously under lease) to Morrell for $0.3 million.

     Former Portland Stockyard Property

     In December 1988, the Company sold a parcel of real estate in Multnomah County, Oregon and, in connection therewith, agreed to share the costs of the correction of adverse environmental conditions on such property with the buyer. Pursuant to the cost sharing agreement, $1.1 million of the sales price was placed in escrow to secure the Company's performance of its cost sharing obligations, which were not limited to that amount. Under the cost sharing agreement, the Company's obligation is to pay 50% of the first $400,000 and 90% of the next $425,000 of costs and 95% of all costs thereafter. The Company had objected to the buyer's definition of costs which require sharing in connection with certain demands of the buyer for release of funds from escrow and had stopped payment of those funds from the escrow. This dispute was the subject of an arbitration which was recently resolved in favor of the buyer. As a result, those funds were released from escrow and the escrow has been substantially depleted. At October 31, 1993, the Company accrued $400,000 representing management's estimate of its additional contingent liability in this matter. This amount is included as a liability in accrued litigation settlement at October 31, 1996.

     On December 19, 1996, Canal entered into a settlement agreement with the buyer which, among other things, required Canal to issue a promissory note to the buyer in the principal amount of $325,000, payable over five years and releases Canal from any further obligations under the cost sharing agreement and any further remediation obligations. The five year note accrues interest at prime and requires principal and interest payment in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. The balance is payable in full on December 1, 2001.


     Sioux City, Iowa - Demolition Notice

     On October 25, 1994, Canal received a Placard Notice (the "Notice") from the City of Sioux City, Iowa (the City ) ordering the demolition of four structures located on Canal's property. The Notice claims that the structures are delapidated, unsafe and must be demolished. While exact costs are not available, Canal estimates demolition costs at $750,000 to $1,000,000. Canal is currently negotiating with the City for the exchange of the four structures covered by the Notice and approximately 16 acres of land to the City if the city will assume full responsibility for the required demolition. In the alternative, Canal has filed an appeal of this Notice with City Inspection Services Manager and is awaiting a hearing date. If this matter cannot be settled as described above, Canal will pursue alternative means of challenging this Notice.

     Pine Valley Meats, Inc. v. Canal Capital Corporation

     On May 5, 1995 an action was commenced against Canal by Pine Valley Meats, Inc. ( Plaintiff ) in the County Court for Dakota County, State of Minnesota. The lawsuit arises out of the alleged breach by Canal of a certain cattle walkway agreement (the walkway agreement ) relating to the passage of cattle over land owned by Canal in South St. Paul, Minnesota. Plaintiff contends that the walkway agreement is a permanent easement thereby requiring Canal to maintain a cattle walkway for its use in perpetuity. Canal s position is that the walkway agreement is in fact a license and can be terminated at Canal s discretion. Canal did close the cattle walkway for several weeks in April 1995.

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

     On May 30 and 31, 1996, damages in favor of the plaintiff in the amount of $400,000 (including $50,000 in punitive damages) were awarded in the County Court of Dakota County, State of Minnesota. Further damages for costs, disbursements and interest in the amount of approximately $40,000 were awarded to plaintiff on September 26, 1996.

     Canal filed a Notice of Appeal on October 8, 1996. Additionally, on October 14, 1996 Canal posted a supersedeas bond with the court in the agreed upon amount of $470,000 to stay any action on Pine Valley s part to collect on the judgements. Additionally, on October 25, 1996 Canal filed suit against Pine Valley seeking recovery of unpaid livestock fees owing under the walkway agreement.

     At October 31, 1996 Canal has an accrued litigation settlement in the amount of $450,000 associated with this case which is reflected in the financial statements as a current liability.



ITEM 4.  Submission of Matters to a Vote of Shareholders


     None.

                    Executive Officers of the Registrant

     The following table sets forth the names, ages, business backgrounds and areas of responsibility of the executive officers of the Registrant:

                              Positions and        Other Current and Prior
                               Offices with          Positions During the
      Name            Age     the Registrant          Past Five Years

Michael E. Schultz    60    President and Chief    Attorney, partner in
                             Executive Officer      Ehrenkranz, Ehrenkranz
                             since September 1991   & Schultz, law firm,
                             and a Director for     until December 31,
                             more than five years.  1994.  Executive Vice
                                                    President, Special Pro-
                                                    jects, Intelogic Trace,
                                                    Inc. until December 8,
                                                    1994.

Asher B. Edelman      57    Chairman of the        Controlling General
                             Board since            Partner, Plaza
                             September 1991 and     Securities Company
                              Prior thereto          For more than five
                             Vice Chairman          years and of Asco
                              of the Board and       Partners (the General
                              Chairman of the        Partner of Arbitrage
                            Executive Committee    Securities Company),
                             for more than five     broker-dealer, for more
                             years.                 than five years;
                                                    President of A.B.
                                                    Edelman Management
                                                    Company, Inc. (the
                                                    General Partner of
                                                    Edelman Value Partners,
                                                     Inc.) for more than
                                                    five years. Chairman
                                                    of the Board of
                                                    Datapoint Corporation,
                                                     computer
                                                    manufacturing and
                                                    distribution, for
                                                    more than five years.
                                                    Chairman of the Board
                                                    of Intelogic Trace,
                                                    Inc.,computer and
                                                    telecommunications
                                                   equipment servicing,
                                                    until December 8, 1994.
                                     11


Reginald Schauder     47    Vice President-        Controller from
                             Finance, Secretary     July 1985 to
                             and Treasurer since    January 1989
                             January 1989.

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




































                                  PART II



ITEM 5.  Market for the Registrant's Common Stock and Related
         Stock Matters



     On April 30, 1992 the Securities and Exchange Commission approved an order granting the application of the New York Stock Exchange, Inc. for removal of the Common Stock of Canal from listing and registration on the Exchange under the Securities Exchange Act of 1934. Currently, Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 1996 as reported on the "pink sheets" were:



                                   Fiscal 1996           Fiscal 1995
Quarter Ended                   High       Low         High        Low


October 31 .................  $   1/4 --  $ 3/16    $  3/16  -- $  1/16
July 31 ....................     5/16 --    3/16       3/16  --    3/16
April 30 ...................      1/4 --    3/16        1/4  --     1/8
January 31 .................      1/4 --    1/16        1/2 --      1/4


     There were no cash dividends paid during fiscal 1996 or 1995. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 20, 1997, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.












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


                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

 YEARS ENDED OCTOBER 31, 1996     1995      1994      1993    1992

OPERATING DATA:
  REVENUES FROM
  CONTINUING OPERATIONS $9,049 $4,854(5) $8,460(4)$4,535(3) $6,968(2)

   NET INCOME/(LOSS) FROM
   CONTINUING OPERATIONS  $842($1,518)(9)$1,362(8)($2,160)(7)($4,674(6)

  EXTRAORDINARY GAIN ON RETIREMENT
   OF DEBT                   0      0         0       366        857

  PROVISION FOR
   INCOME TAXES              0      0         0         0          0

 NET INCOME/(LOSS)        $842($1,518)   $1,362  ($1,794)    ($3,817)


EARNINGS (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:

NET INCOME/(LOSS) BEFORE
 EXTRAORDINARY ITEM      $0.16   ($0.40)   $0.23  ($0.52)     ($1.10)

EXTRAORDINARY ITEM        0.00     0.00     0.08    0.08        0.20

NET INCOME/(LOSS)        $0.16   ($0.40)   $0.23  ($0.44)     ($0.90)


EARNINGS (LOSS) PER COMMON SHARE
 ASSUMING FULL DILUTION:

NET INCOME/(LOSS) BEFORE
 EXTRAORDINARY ITEM      $0.13   ($0.40)   $0.20  ($0.52)     ($1.10)

EXTRAORDINARY ITEM        0.00     0.00     0.00    0.08        0.20

NET INCOME/(LOSS)        $0.13   ($0.40)   $0.20  ($0.44)     ($0.90)

CASH DIVIDENDS PAID      $0.00    $0.00    $0.00   $0.00       $0.00


WEIGHTED AVERAGE NUMBER OF SHARES:

  - PRIMARY             4,327     4,352    4,476   4,327       4,327

  - FULLY DILUTED       5,327     5,352    5,170   4,933       4,933


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Continued ...)

                                       (IN THOUSANDS)
      AT OCTOBER 31,            1996     1995     1994     1993    1992

BALANCE SHEET DATA:

  CURRENT ASSETS              $2,015   $1,443   $1,416   $1,321  $3,110
  PROPERTY ON OPERATING
    LEASES, NET                7,106    8,385    8,708    9,784  10,494
  ART INVENTORY NON-CURRENT    3,089    4,901    5,744    6,074   7,079
  OTHER ASSETS                 3,279    3,474    4,260    5,184   6,339

TOTAL ASSETS                 $15,489  $18,203  $20,128  $22,363 $27,022




  CURRENT LIABILITIES         $3,426   $2,710   $6,122  $15,015 $17,670
  LONG-TERM DEBT               6,980   11,379    8,062    2,394   2,502
  STOCKHOLDERS' EQUITY         5,083    4,114    5,944    4,954   6,850

TOTAL LIAB. &
    STOCKHOLDERS'EQUITY      $15,489  $18,203  $20,128  $22,363 $27,022



COMMON SHARES
    OUTSTANDING AT YEAR-END    4,327    4,327    4,327    4,327   4,327



                                                 14(a)





ITEM 6.  Selected Financial Data (continued..)

NOTES:
(1) For discussion of material uncertainties and commitments, see Notes 11 and 15 to the Consolidated Financial Statement.

(2) The revenue decrease is due primarily to a reduction in art sales which was offset to a certain extent by increased real estate revenues and the Company s cessation of its securities trading and investing.

(3)  The revenue decrease is due primarily to a reduction in art sales.

(4) The revenue increase is due primarily to an increase of $2.3 million in real estate sales and the reversal of a loss provision established in fiscal 1992 in connection with a judgment against the Company.

(5) The revenue decrease is due primarily to a decrease of $2.1 million in real estate sales and the absence of a $1.5 million judgment reversal taken in fiscal 1994.

(6) Includes provisions of $400,000 (see Note 6) and $1.6 million for litigation settlements (see Note 15).

(7) Includes an $873,000 write-off in connection with a lease termination (see Note 11), a $400,000 provision for litigation settlement (see
     Note 15) and a $300,000 valuation allowance to the art inventory (see
     Note 10).

(8) Includes the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against the Company, a $0.6 million gain on property sales and a $0.3 million gain on the sale of investments offset by a $0.3 million loss on the write down of investments and $0.2 million increase in the art inventory valuation reserve.

(9) Includes the absence of a judgment reversal of $1.5 million in 1994 against the Company, a $0.5 million increase in the art inventory valuation reserve, absence of $0.3 million gain on sale of investments, a $0.2 million increase in interest expense partially offset by a $0.6 million gain on real estate sales.

(10) Common and common equivalent shares have been calculated to give effect to certain convertible notes issued in March 1994 (see Note 7).

(11) Certain prior amounts have been reclassified to conform to the current year s presentation.

                                     15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to 8continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at October 31, 1996 of approximately $1.4 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 7, 16 and 20). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


     Canal recognized net income of $0.8 million for 1996 as compared to the 1995 net loss of $1.5 million and the 1994 net income of $1.4 million. After recognition of preferred stock dividend payments of $162,000 in 1996, $193,000 in 1995 and $313,000 in 1994, the results attributable to common stockholders were net income of $0.7 million in 1996, a net loss of $1.7 in 1995 and net income of $1.0 million in 1994.


     Canal's revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have
significantly declined in recent years.   Revenues in 1996 increased by
$4.2 million to $9.0 million as compared with 1995 revenues which had decreased by $3.6 million to $4.9 million from 1994 revenues of $8.5 million. The 1996 increase is due primarily to a $4.4 million increase in sales of real estate which is attributable to the Sioux City, Iowa lease termination and property sale to John Morrell & Co. The 1995 decrease is due primarily to a $2.1 million reduction in real estate sales and the 1994 inclusion of the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company.


1996 vs. 1995

     Canal s 1996 net income of $0.8 million was due primarily to a $3.0 million increase in income from real estate operations (due to increased real estate sales) offset by a $1.7 million loss from art operations, which included a $1.5 million increase in the art inventory valuation allowance. The 1995 net loss of $1.5 million was due primarily to a $0.7 million loss from art operations (which included a $0.5 million increase in the art inventory valuation allowance), a $0.3 million write down of the Company s investment, an increase in interest expense of approximately $0.3 million due to rate increases and a $0.1 million increase in general and administrative expenses associated primarily with increased legal fees.


Real Estate Revenues


     Real estate revenues for 1996 of $8.9 million accounted for 97.8% of the 1996 revenues as compared to revenues of $4.6 million or 94.6% for 1995. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (23.4% and 45.5%), Ground lease income (10.6% and 21.2%), volume based rental income (7.4% and 15.9%) and sale of real estate and other income (58.6% and 17.4%) for 1996 and 1995, respectively. The 1996 increase is due primarily to the $4.4 million increase in sales of real estate. The percentage variations in the year to year comparisons are due to the significant increase in real estate sales for fiscal 1996.


Real Estate Expenses

     Real estate expenses for 1996 of $3.6 million increased by $1.2 million (50.6%) from $2.4 million in 1995. Real estate expenses are comprised of labor, operating and maintenance (26.7% and 40.9%), depreciation and amortization (10.0% and 15.2%), taxes other than income taxes (10.0% and 22.1%), cost of real estate sold (38.3% and 18.0%), provision for litigation settlement (12.0% and 0.0%) and general and administrative expenses (3.0% and 3.8%) for 1996 and 1995, respectively. The 1996 increase in real estate expenses is due primarily to the $0.9 million increase in cost of real estate sales for fiscal 1996. The percentage variations in year to year comparisons is also due to the increase in the cost of real estate sold for fiscal 1996.



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

     Canal has its art inventory appraised by independent appraisers annually. The 1996 appraisal covered approximately 66% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 34% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1996 Canal recognized a $1,500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $2,500,000 as of October 31, 1996 as compared to $1,000,000 and $500,000 at October 31, 1995 and 1994, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.


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




     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1996. Because of the available alternatives the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1997.


Art Revenues

     Art revenues for 1996 of $195,000 decreased $65,000 or 24.9% from $260,000 in 1995. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 94.7%) and commission income (primarily from the Salander-O'Reilly agreement) on sale of art owned by third parties (0.0% and 5.3%) for 1996 and 1995, respectively. The Company's art inventory was reduced through sales by $0.3 million and $0.4 in fiscal years 1996 and 1995, respectively.


Art Expenses

     Art expenses for 1996 of $1.9 million increased by $0.9 million (89.9%) from $1.0 million in 1995. Art expenses (excluding valuation allowances) consisted of the cost of art sold (86.9% and 83.6%) and selling, general and administrative expenses (13.1% and 16.4%) for 1996 and 1995, respectively. Included in art expenses is a $1.5 million and a $0.5 million valuation allowance against the Company's art inventory (see Note 10 to the Consolidated Financial Statements) for fiscal years 1996 and 1995, respectively.


General and Administrative

     General and administrative expenses for 1996 of $1.3 million decreased $0.1 million (2.3%) from $1.4 million in 1995. The major components of general and administrative expenses are officers salaries (32.0% and 30.5%), rent (9.1% and 5.7%), legal and professional fees (9.4% and 17.1%), insurance (11.3% and 11.4%) and office salaries (10.1% and 10.4%) for 1996 and 1995, respectively. The percentage increases in officers salaries, insurance and office salaries is a result of the aggregate decrease in total general and administrative expenses as a result of the decrease in legal fees. The percentage decrease in rent expense is due to Canal s New York office space lease providing for four months without rent commencing February 1, 1996.


Gain (loss) on Mark-to-Market of Investments

     Canal recognized a gain of $55,000 in fiscal 1996 as compared to a loss of $286,000 in fiscal 1995 on the mark-to-market of its investments. The 1995 loss included $114,000 to write down the Company s investment in Intelogic Trace, Inc. to zero.


Interest and Other Income

     Interest and other income for 1996 decreased 45.0% to $90,000. These amounts are comprised primarily of dividend and interest income and to a lesser extent the proceeds from the sale of non-essential assets.


Interest Expense

     Interest expense remained stable at $1.5 million in 1996. Interest rates on Canal's variable rate mortgage notes increased to an average of 11.94% in 1996 as compared to an average of 11.78% in 1995 and an average of 9.1% in 1994. At October 31, 1996 Canal had reduced the outstanding face value of these notes from the original $20.0 million to $4.0 million.


1995 vs. 1994

     Canal's 1995 net loss of $1.5 million was due primarily to a $0.7 million loss from art operations (which included a $0.5 million increase in the art inventory valuation reserve), a $0.3 million write down of the Company s investments, an increase in interest expense of approximately $0.3 million due to rate increases and a $0.1 million increase in general and administrative expenses associated primarily with increased legal fees. The 1994 results included the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against a subsidiary of the Company, a $0.6 million gain on the sale of real estate and a $0.3 million gain on the sale of investments. These were offset by a $0.3 million write down of the Company's investments and a $0.2 million increase in the art inventory valuation reserve.


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


Real Estate Expenses

     Real estate expenses for 1995 of $2.4 million decreased by $1.8 million (43.3%) from $4.2 million in 1994. Real estate expenses are comprised of labor, operating and maintenance (40.9% and 21.7%), depreciation and amortization (15.2% and 9.9%), taxes other than income taxes (22.1% and 12.2%), cost of real estate sold (18.0% and 54.2%) and general and administrative expenses (3.8% and 2.0%) for 1995 and 1994, respectively. The 1995 decrease in real estate expenses is due primarily to the $2.1 million decrease in aggregate real estate sales for fiscal 1995. Additionally, the percentage swings in year to year comparisons is due primarily to the $1.9 million decrease in the cost of real estate sold.


Art Operations


     Canal has its art inventory appraised by independent appraisers annually. The 1995 appraisal covered approximately 78% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 22% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1995 Canal recognized a $500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $1,000,000 as of October 31, 1995 as compared to $500,000 and $300,000 at October 31, 1994 and 1993, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.


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

Gain on Sale of Investments

     Canal recognized gains on the sale of investments of $333,000 in fiscal 1994. The proceeds from these sales of approximately $500,000 was used to reduce the outstanding balance of short-term borrowings.

Gain (loss) on Mark-to-Market of Investments

     Canal recognized losses of $286,000 and $344,000 on the mark-to-market of investments in fiscal 1995 and 1994, respectively. The 1995 loss includes $114,000 to write down the Company s investment in Intelogic Trace, Inc. to zero.

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


Capital Resources and Liquidity


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at October 31, 1996 of approximately $1.4 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 7, 16 and 20). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Cash and cash equivalents of $11,000 at October 31, 1996 decreased $104,000 or 90.7% from $115,000 at October 31, 1995. Net cash used by operations in fiscal 1996 was $0.8 million. Substantially all of the 1996 net proceeds from the sale of real estate of $5.2 million and the proceeds from the sale of art of $0.2 million less the cash used in operations was used to reduce outstanding debt and accrued expenses.

     During 1996 Canal reduced its variable rate mortgage notes by $3.7 million and other long-term debt by $0.2 million for a net 1996 debt reduction of $3.9 million.

     At October 31, 1996 the Company's current liabilities exceeded current assets by $1.4 million, an increase of $0.1 million from 1995. The 1996 increase is due primarily to an increase in the current portion of long-term debt. The only required principal repayments under Canal's debt agreements for fiscal 1997 will be from the proceeds of the sale of certain assets (if any), the $0.5 million note due December 31, 1996 (See Notes 7 and 20) and approximately $0.1 million on various fixed mortgages.

     As discussed more fully in Note 3, the Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company's annual revenues. The lessee under the Lease is currently experiencing financial difficulties related primarily to a cattle feeding and financing business the lessee entered into after purchasing Canal s stockyard operations. While the payments under the Lease are current, the lessee is in default under the terms of certain other leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all arrears due to the Company to be paid in the coming months.
The Company has explored the availability of alternative tenants for the stockyard properties covered by the Lease and is confident that should the need arise there are adequate alternatives available to the Company which will protect a substantial portion of the revenue stream from the Lease.

     Management believes that the 1997 cash flow from operations combined with the proceeds from the sales of real estate and art will be sufficient to support its ongoing operations.




ITEM 8.  Financial Statements and Supplemental Data

     The response to this item is included in Item 14(A) of the report.



ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.







                                  PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The following information with respect to the principal occupation or employment of each director and executive officer and the name and principal business of the Company or other organization in which such occupation or employment is carried on, and in regard to other affiliations and business experience during the past five years, has been furnished to the Company by the respective directors.

     Asher B. Edelman, age 57, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985; has been General Partner of Plaza Securities Company, an investment partnership, since July 1979; General Partner of Asco Partners, a general partner of Arbitrage Securities Company, a broker/dealer, since July 1984; and General Partner of Arbitrage Securities Company, from January 1977 until June 1984; President of A.B. Edelman Management Company, Inc. (The General Partner of Edelman Value Partners, Inc.) for more than five years. Mr. Edelman is a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint"). Mr. Edelman was a Director, Chairman of the Board and Chairman of the Executive Committee of Intelogic Trace, Inc. ("Intelogic") until December 8, 1994.

     Michael E. Schultz, age 60, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and has been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994. He was Executive Vice President-Special Projects for Intelogic since November 1992 and a Director since July, 1985 until December 8, 1994.

     Gerald N. Agranoff, age 50, has been a Director since 1984, was General Partner, Asco Partners (the General Partner of Arbitrage Securities Company ("Arbitrage Securities") from July 1984 through December 1991; a General Partner of Arbitrage Securities, a broker/dealer, and of Plaza Securities Company ("Plaza"), an investment partnership for more than five years; Vice President of A.B. Edelman Management Company, Inc. (the General Partner of Edelman Value Partners, Inc.) For more than five years; Trustee, Management Assistance Inc. Liquidating Trust ("Management Assistance Trust") since February, 1986; General Counsel to Plaza and Arbitrage Securities for more than five years; Director of Bull Run Corporation since December 1990; General Counsel of Datapoint Corporation since October, 1994 and a Director since 1991; and was a Director of Intelogic from December, 1991 to December 8, 1994.

     Reginald Schauder, age 47, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 1996 the Board of Directors held one meeting, and the Executive Committee held five meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 1996 exceeded $100,000.

                         SUMMARY COMPENSATION TABLE
                            Annual Compensation

Name and Principal
     Position                      Year                  Salary

Michael E. Schultz                 1996                $ 165,000
President and Chief                1995                $ 162,500
  Executive Officer                1994                $ 150,000


Asher B. Edelman                   1996                $ 165,000
Chairman of the Board              1995                $ 162,500
  and Executive Committee          1994                $ 150,000


Reginald Schauder                  1996                $ 101,200
Vice President, Chief              1995                $  92,000
  Financial Officer                1994                $  92,000
  Treasurer and Secretary


     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $68,000, $87,000 and $86,000 for fiscal years 1996, 1995 and 1994, respectively.


                     Aggregate Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Value

                                                     Value of
                                                     Unexercised
                        Number of Securities         In-the-Money
                        Underlying Unexercised       Options at
Name                    Options at Fiscal Year End   Fiscal Year End
Michael E. Schultz               255,500*                $ 25,000


Asher B. Edelman                  20,000*                $   -0-

Reginald Schauder                 23,600*                $   -0-



* All options were exercisable at October 31, 1996.





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

     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 1996. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.




COMPENSATION OF DIRECTORS

Fees and Expenses; Other Benefits

     Directors who are not officers of the Company do not receive cash compensation for service as Directors. Mr. Agranoff was granted $25,000 options of the Company under the 1985 Directors Stock Option Plan, as amended, in lieu of an annual retainer and per meeting fees. The options were granted December 1991. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging.


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

     During the 1996 fiscal year, no options under the 1985 plan were 2granted and no options previously granted were exercised. At October 31, 1996, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.



                           Compensation Committee
                    Interlocks and Insider Participation



     The Board of Directors (comprised of Asher B. Edelman, Chairman of the Board and Chairman of the Executive Committee, Michael E. Schultz, President and Chief Executive Officer), and Gerald N. Agranoff determines the compensation of the Chief Executive Officer and the Company's other executive officers and administers the Company's 1984 Stock Option Plan and 1985 Stock Option Plan for Directors.


     In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. Canal had an agreement with an investment advisor who is affiliated with a director who is also a shareholder and the Chairman of Canal. The investment advisor had discretionary authority over the securities trading and investment activities of Canal. This agreement was canceled by mutual consent of the parties on October 31, 1996.


     Although Canal no longer engages in securities trading activities, certain funds of the Company have been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates are directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1992, such companies included Datapoint and Intelogic. The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence.









ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management


     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 1997 were:


                      SECURITIES BENEFICIALLY OWNED


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   1,685,269 (c)             38.77

Michael E. Schultz                   312,135 (c)              6.81

William G. Walters                 1,234,440 (b)             23.17



     (a) Under applicable regulations of the Securities and Exchange Commission (the "SEC"), a person who has or shares the power to direct the voting or disposition of stock is considered a "beneficial owner". Each individual referred to in the above table has the sole power to direct the voting and disposition of the shares shown.


     (b) The number reported herein for Mr. Walters includes 117,220 shares owned by Mr. Walters, 117,220 shares owned by Whale Securities Co., L.P., of which Mr. Walters is Chief Executive Officer and an option for 1,000,000 shares held in Mr. Walters retirement plan. The shares in Mr. Walters retirement plan are issuable upon conversion of a $150,000 (principal amount) 7% Convertible Note due December 31, 1996. The Company did not repay this note on December 31, 1996 and therefore, deems the convertible note outstanding at January 15, 1997 (see Note 20). Mr. Walters has sole power to vote and dispose of the shares described herein.


     (c) For additional information about beneficial ownership see "Securities Owned by Management" below.




                       SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 1997, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Gerald Agranoff                       25,000 (b)

Asher B. Edelman                   1,685,269 (c)(d)          38.77

Reginald Schauder                     23,600 (e)

Michael E. Schultz                   312,135 (f)(g)           6.81

All Directors and Officers
  as a group (4 persons)           2,046,004                 43.99


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

     (c) The number reported herein for Mr. Edelman includes 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder, 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 271,250 shares of common stock owned by the
Edelman
                                     33



Value Fund Ltd. (the Fund ) of which Mr. Edelman is the investment manager and 31,300 shares held in Mr. Edelman's retirement plan. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund s securities. Additionally, the number reported herein for Mr. Edelman includes 214,150 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan of which Mr. Edelman serves as a trustee, 37,865 shares of common stock owned by Mr. Edelman's former wife, 140,110 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian and 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 23,500 shares subject to options which are presently exercisable.

     (f) Includes 255,500 shares subject to option which are presently exercisable.

     (g) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee and 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children of which Mr. Schultz serves as the trustee for each of the trusts.



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


     (a) 2.    Schedules and Supplementary Note

               None


     (a) 3.    Exhibits

               See accompanying index to exhibits.


     (b)       Reports on Form 8-K

               During the quarter ended October 31, 1996 the Company filed no reports on Form 8-K.
















                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of January, 1997.


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


      Signature                      Title                    Date


                               President and Chief
/s/ Michael E. Schultz     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)  January 24, 1997

                              Vice President-Finance
                              Secretary and Treasurer
/s/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)        January 24, 1997


/s/ Asher B. Edelman            Chairman of the Board
Asher B. Edelman                  and Director             January 24, 1997



/s/ Gerald N. Agranoff
Gerald N. Agranoff                    Director            January 24, 1997


                     FORM 10-K -- ITEM 14(a)(1) and (2)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS

   The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Independent Auditors Report.............................  F-2

         Consolidated Balance Sheets October 31, 1996 and 1995...  F-3

         Consolidated Statements of Operations for the years
            ended October 31, 1996, 1995 and 1994................  F-5

         Consolidated Statements of Cash Flows for the
            years ended October 31, 1996, 1995 and 1994..........  F-7

         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 1996, 1995
            and 1994.............................................  F-8


         Notes to Consolidated Financial Statements..............  F-9






















                                    F-1




                         INDEPENDENT AUDITORS REPORT


To the Stockholders of Canal Capital Corporation:


     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 7, 16 and 20 to the financial statements, the Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficiency at October 31, 1996, is involved in various litigations, and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. All of these matters raise substantial doubt about the company s ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1, 7, 16 and 20.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





New York, N.Y.                     TODMAN & CO., CPAS, P.C.
January  2 , 1997                  Certified Public Accountants (N.Y.)



                                    F-2




                      CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995

                                              1996        1995
              ASSETS
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                  $ 10,632     $114,750
RESTRICTED CASH AND CASH EQUIVALENTS        470,000            0
NOTES AND ACCOUNTS RECEIVABLE, NET          295,202      241,778
ART INVENTORY (NET OF A VALUATION
   ALLOWANCE OF $ 500,000  AT
   OCTOBER 31, 1996 AND 1995,
   RESPECTIVELY)                            500,000      500,000
INVESTMENTS                                 535,558      480,091
PREPAID EXPENSES                            203,238      106,600

    TOTAL CURRENT ASSETS                  2,014,630    1,443,219




NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF
   ACCUMULATED DEPRECIATION OF $ 5,753,088
   AND $ 6,074,482 FOR 1996 AND 1995,
   RESPECTIVELY                          7,105,534     8,384,975


ART INVENTORY NON-CURRENT (NET OF
   VALUATION ALLOWANCE OF $ 2,000,000
   AND $ 500,000) AT OCTOBER 31, 1996 AND
   1995, RESPECTIVELY                    3,089,088     4,900,595





OTHER ASSETS:

PROPERTY HELD FOR
    DEVELOPMENT OR RESALE                2,938,905     3,000,060
DEFERRED LEASING AND FINANCING COSTS        92,919       147,913
OTHER LONG-TERM NOTES RECEIVABLE                 0        83,104
DEPOSITS AND OTHER                         248,132       243,546

                                         3,279,956     3,474,623

                                       $15,489,208   $18,203,412
                                      ============   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                        F-3

                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 1996 AND 1995


                                            1996         1995
    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT-
   RELATED PARTY                         $500,000            $0
CURRENT PORTION OF LONG-TERM DEBT          64,000        51,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES   1,984,692     2,218,467
ACCRUED LITIGATION SETTLEMENT             850,000       400,000
INCOME TAXES PAYABLE                       27,877        40,881

   TOTAL CURRENT LIABILITIES            3,426,569     2,710,348



LONG-TERM DEBT, LESS CURRENT PORTION    6,130,769     9,846,967
LONG-TERM DEBT, RELATED PARTY             849,000     1,532,275

                                        6,979,769    11,379,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
   5,000,000 SHARES AUTHORIZED; 2,703,299 AND
   2,358,542 SHARES ISSUED AND OUTSTANDING
   AND AGGREGATE LIQUIDATION PREFERENCE OF
   $ 27,032,990 AND $ 23,585,420 AT OCTOBER 31,
   1996 AND 1995, RESPECTIVELY            27,033        23,585

COMMON STOCK, $0.01 PAR VALUE:
   10,000,000 SHARES AUTHORIZED; 5,313,794
   SHARES ISSUED AT OCTOBER 31, 1996
   AND 1995, RESPECTIVELY                 53,138        53,138

ADDITIONAL PAID-IN CAPITAL            26,636,939    26,468,008

ACCUMULATED DEFICIT                   (9,010,999)   (9,690,693)

LESS-VALUATION RESERVE                (1,619,696)   (1,736,671)

LESS-986,865 SHARES OF COMMON STOCK
   HELD IN TREASURY, AT COST         (11,003,545)  (11,003,545)

                                       5,082,870     4,113,822

                                     $15,489,208   $18,203,412
                                    ============   ============

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                        F-4

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994



                                   1996        1995       1994

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE          $5,170,872    $770,012  $2,861,194
  RENTAL INCOME                 2,072,593   2,090,068   2,125,030
  GROUND LEASE INCOME             936,000     972,500     946,772
  VOLUME BASED RENTAL INCOME      657,184     729,335     798,489
  LITIGATION SETTLEMENT REVERSAL        0           0   1,500,000
  OTHER INCOME                     17,091      31,892      21,457

                                8,853,740   4,593,807   8,252,942

 REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD      1,386,029     431,736   2,292,258
  LABOR, OPERATING AND
    MAINTENANCE                   964,918     980,626     918,256
  DEPRECIATION AND AMORTIZATION   359,263     364,594     418,227
  TAXES OTHER THAN INCOME TAXES   360,000     530,202     517,200
  PROVISION FOR
     LITIGATION SETTLEMENT        434,918           0           0
  GENERAL AND ADMINISTRATIVE      107,239      90,888      85,920

                                3,612,367   2,398,046   4,231,861



INCOME FROM REAL ESTATE
  OPERATIONS                    5,241,373   2,195,761   4,021,081


ART OPERATIONS:
 ART REVENUES:
    SALES                         195,400     246,550     207,350
    OTHER REVENUES                      0      13,740           0

                                  195,400     260,290     207,350

 ART EXPENSES:
    COST OF ART SOLD              326,399     407,557     209,461
    VALUATION RESERVE           1,500,000     500,000     200,000
    SELLING, GENERAL
       AND ADMINISTRATIVE          49,010      79,803      76,458

                                1,875,409     987,360     485,919


LOSS FROM ART OPERATIONS       (1,680,009)   (727,070)   (278,569)





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    F-5



              CANAL CAPITAL CORPORATION & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                        Continued ...


                                     1996         1995        1994

GENERAL AND
   ADMINISTRATIVE EXPENSE       (1,348,179)   (1,380,415)  (1,265,793)


INCOME FROM OPERATIONS           2,213,185        88,276    2,476,719

OTHER INCOME (EXPENSE):
  GAIN ON SALE OF INVESTMENTS            0             0      333,278
  GAIN (LOSS) ON MARK-
     TO-MARKET INVESTMENTS          55,467      (285,871)    (343,529)
  INTEREST & OTHER INCOME           90,352       164,209      180,791
  INTEREST EXPENSE              (1,494,271)   (1,433,828)  (1,111,928)
                                   (23,000)      (51,000)    (173,000)

                                (1,371,452)   (1,606,490)  (1,114,388)

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES               841,733    (1,518,214)  (1,362,331)

PROVISION FOR INCOME TAXES               0             0            0

NET INCOME (LOSS)                 $841,733   $(1,518,214) ($1,362,331)



EARNINGS (LOSS) PER COMMON SHARE:

  - PRIMARY                          $0.16       $(0.40)    $0.23

  - FULLY DILUTED                    $0.13       $(0.40)    $0.20





WEIGHTED AVERAGE NUMBER OF SHARES:

  - PRIMARY                      4,326,929    4,351,680    4,475,566

  - FULLY DILUTED                5,326,929    5,351,680    5,169,896





SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      F-6




          CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994




                                       1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                 $841,733   $(1,518,214)  $1,362,331

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  PROVISION FOR LITIGATION
    SETTLEMENT                       434,918             0   (1,500,000)
  DEPRECIATION AND AMORTIZATION      434,532       412,505      430,248
  GAIN  ON SALES OF REAL ESTATE   (3,784,843)     (338,276)    (568,936)
  GAIN FROM SALE INVESTMENTS               0             0     (333,278)
  VALUATION RESERVE - ART
     INVENTORY                     1,500,000       500,000      200,000
 (GAIN)LOSS ON MARK-TO-MARKET
     INVESTMENTS                     (55,467)      285,871      343,529


CHANGES IN ASSETS AND LIABILITIES:
  NOTES AND ACCOUNTS
    RECEIVABLES, NET                 (53,424)      351,045     (232,832)
  ART INVENTORY, NET                 311,507       343,537      329,342
  PREPAID EXPENSES AND OTHER, NET   (622,068)     (540,079)     (48,725)
  PAYABLES AND ACCRUED EXPENSES, NET 203,221       690,964   (1,413,823)

NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES         (789,891)      187,353   (1,432,144)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES
    OF REAL ESTATE                 5,170,872       770,012    2,861,194
  PROCEEDS FROM SALES OF INVESTMENTS       0             0      489,928
  CAPITAL EXPENDITURES              (128,626)      (91,740)     (97,440)

NET CASH PROVIDED BY
    INVESTING ACTIVITIES           5,042,246       678,272    3,253,682

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                0     1,032,275      500,000
  REPAYMENT OF SHORT-TERM BORROWINGS       0      (787,305)  (1,729,000)
  REPAYMENT OF LONG-TERM
    DEBT OBLIGATIONS              (3,886,473)   (1,029,440)    (582,693)
NET CASH USED BY
  FINANCING ACTIVITIES            (3,886,473)     (784,470)  (1,811,693)

(INCREASE) IN RESTRICTED CASH AND
  CASH EQUIVALENTS                  (470,000)            0            0
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS         (104,118)       81,155        9,845
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR               114,750        33,595       23,750


CASH AND CASH EQUIVALENTS
  AT END OF YEAR                     $10,632      $114,750      $33,595
                                ============    ============ ============


NOTE: IN FISCAL 1996, 1995 AND 1994,$ 162,039, $ 193,148 AND $ 313,556,
RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE
ISSUANCE OF 344,757, 303,348 AND   271,830 , RESPECTIVELY, OF SHARES OF
PREFERRED STOCK.

      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                           F-7

                    CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994


                              COMMON STOCK     PREFERRED STOCK
                              NUMBER           NUMBER
                                OF             OF
                              SHARES   AMOUNT  SHARES    AMOUNT
BALANCE, NOVEMBER 1, 1993  5,313,794   $53,138 1,783,364 $17,834
 NET INCOME                        0         0         0       0
 PREFERRED STOCK DIVIDEND          0         0   271,830   2,718
 RESERVE                           0         0         0       0

BALANCE, OCTOBER 31, 1994  5,313,794   $53,138 2,055,194 $20,552
 NET INCOME                        0         0         0       0
 PREFERRED STOCK DIVIDEND          0         0   303,348   3,033
 RESERVE                           0         0         0       0

BALANCE, OCTOBER 31, 1995  5,313,794   $53,138 2,358,542 $23,585
 NET LOSS                          0         0         0       0
 PREFERRED STOCK DIVIDEND          0         0   344,757   3,448
 RESERVE                           0         0         0       0

BALANCE, OCTOBER 31, 1996  5,313,794   $53,138 2,703,299 $27,033




                      ADDITIONAL                            TREASURY
                       PAID-IN    ACCUMULATED   VALUATION    STOCK,
                       CAPITAL      DEFICIT      RESERVE     AT COST
BALANCE, NOV 1, 1993 $25,930,799 ($9,028,106)  ($1,015,535)($11,003,545)
 NET INCOME                    0   1,362,331             0            0
 PREFERRED STOCK DIV.    331,547    (313,556)            0            0
 RESERVE                       0           0      (393,208)           0

BALANCE, OCT 31,1994 $26,262,346 ($7,979,331)  ($1,408,743)($11,003,545)
 NET INCOME                    0  (1,518,214)            0            0
 PREFERRED STOCK DIV.    205,662    (193,148)            0            0
 RESERVE                       0           0      (327,928)           0

BALANCE, OCT 31,1995 $26,468,008 ($9,690,693)  ($1,736,671)($11,003,545)
 NET INCOME                    0     841,733             0            0
 PREFERRED STOCK DIV.    168,931    (162,039)            0            0
 RESERVE                       0           0       116,975            0

BALANCE, OCT 31,1996 $26,636,939 ($9,010,999)  ($1,619,696)($11,003,545)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS


     Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly-owned subsidiary of Canal-Randolph Corporation until June 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal's common stock, under a plan of complete liquidation.

     Canal is engaged in two distinct businesses - the management of its agribusiness related real estate properties located in the midwest and art operations, consisting mainly of the acquisition of art for resale.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at October 31, 1996 of approximately $1.4 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 7, 16 and 20). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its subsidiaries ( the Company ). Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $150,000 at October 31, 1996 and 1995, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 1996, 1995 and 1994 were not material to financial statement presentation and were therefore included in other income from real estate operations. All significant intercompany balances and transactions have been eliminated in consolidation.

     B) Marketable Securities -- Due to Canal's desire to further expand its other business lines and to reduce its level of debt outstanding, these activities were severely curtailed during fiscal 1991. There were no such activities in fiscal 1992 through 1996. Canal's program of trading and investing in listed marketable securities, was conducted through a wholly-owned subsidiary and were reflected at market value in its financial statements. Realized and unrealized gains and losses on Canal's current portfolio were recognized in operating results. Realized gains and losses on sales of securities were determined on the first-in, first out method.

       Investments -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. This investment is carried at market value and the unrealized gain or loss is recognized in operating results. This holding does not represent more than a 4% ownership by Canal in the respective entity.

     C) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


       Property held for Development or Resale -- Property held for development or resale consist of approximately 321 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.


     D) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.


     E) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 66% and 78% of the inventory value at October 31, 1996 and 1995, respectively. The remaining 34% and 22% at October 31, 1996 and 1995, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.


          The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 10). Antiquities and contemporary art represented 64% ($2,311,825) and 36% ($1,277,263) and 54% ($2,923,332) and 46% ($2,477,263)
of total art inventory at October 31, 1996 and 1995, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     F) Deferred Leasing and Financing Costs -- Costs incurred in obtaining new leases and long-term financing are deferred and amortized over the terms of the related leases or debt agreements, as applicable.


     G) Revenue Recognition -- Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from the sale of investments, if any, are recognized, on a specific identification method, on a trade date basis and unrealized gains or losses on Canal's investments are recognized in the period of occurrence.


     H) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes, if any, are provided for temporary differences between financial reporting and taxable basis of assets and liabilities.


     I) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $38,000, $47,000 and $55,000 and interest payments of $1,297,000, $1,485,000 and $1,285,000 in 1996, 1995 and 1994,
respectively.


     J) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     K) Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




3.  STOCKYARD OPERATIONS SALE


     On October 31, 1989, Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyards operations. Canal entered into a master lease (the "Lease") with the purchaser covering this land and facilities at five locations. The lease is a ten year lease, renewable at the purchaser s option for an additional ten years, with annual rentals of $750,000 per year for the first year escalating to $1 million per year for the fourth through the tenth years and $1 million adjusted for CPI increases thereafter. Canal could be entitled to receive additional rent if the stockyards livestock value or cash flow (as defined) exceeds certain levels. In addition, Canal retained the right to receive income from certain volume based rental income agreements with various meat packing companies located near the stockyards. The income from the ground lease is included in Canal's operating results as Real Estate operations.

     The lessee under the Lease is currently experiencing financial difficulties related primarily to a cattle feeding and financing business the lessee entered into after purchasing Canal s stockyard operations. While the payments under the Lease are current, the lessee is in default under the terms of certain other leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all amounts due to the Company to be paid in the

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


coming months. The Company has explored the availability of alternative tenants for the stockyards covered by the Lease and is confident that should the need arise there are adequate alternatives available to the Company which will protect a substantial portion of the revenue stream from the Lease.

     Revenues from the volume based rental agreements for the three years ended October 31, 1996 were:

     (Thousands of Dollars)         1996      1995         1994
     Sioux City, Iowa (1)          $ 537     $ 629        $ 591
     Fargo, North Dakota (2)         120       100          207
                                   $ 657     $ 729        $ 798


     (1) On September 20, 1996 Canal entered into a Mutual Release and Settlement Agreement with the Sioux City, Iowa meat packer which terminated the lease. Accordingly, the 1996 revenues are for eleven months only and there will be no such revenues in fiscal 1997.

     (2) Amount reflected for 1994 includes approximately $108,000 of rents due from fiscal 1993 which were collected in fiscal 1994 as a result of litigation (see Note 15).



4.  MARKETABLE SECURITIES

     At October 31, 1996 and 1995, Canal held no marketable securities in its current portfolio. Canal has not traded in marketable securities since fiscal 1991 (see Note 5).

     Commencing January 1, 1986, Canal paid investment advisory fees to a securities broker-dealer which has discretionary authority over the securities trading activities of Canal and which is affiliated with a director who is also a shareholder and chairman of Canal. This agreement was canceled by mutual consent of the parties on October 31, 1996.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.   INVESTMENTS


     At October 31, the investments consisted of the following:
     (Thousands of Dollars)                        1996         1995

     Aggregate market value.....................   $ 535        $ 480
     Aggregate carrying value...................   $ 535        $ 480


     Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments and which entities together comprise a group for regulatory reporting purposes. It is important to note that it is the group (as defined) that can exercise influence over these companies, not Canal. Accordingly, these situations do not qualify for consolidation as a method of reporting. At October 31, 1996, 100% of the market value of Canal's investments was invested in equity securities of this company in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal's officers and directors also serve as officers and/or directors of this company.

     Canal recognized an unrealized gain on investments of $55,000 in fiscal 1996. During fiscal 1995, Canal recognized a loss on write down of investments of $286,000. Included in this amount was a $114,000 loss to write down the carrying value of the company s investment in Intelogic Trace, Inc. to zero reflecting managements estimate of its net realizable value. Canal recognized a loss on write down of investments of $344,000 in fiscal 1994.


6.   NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 1996 and 1995, respectively, were the current portion of notes receivable in the amount of $25,000 and $60,000 from real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $12,000 and $0 for fiscal 1996 and 1995 respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




7.  BORROWINGS


     At October 31, 1996, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its antiquities inventories are pledged as collateral for the following obligations:


                                                        October 31,
(Thousands of Dollars)                               1996         1995
Variable rate mortgage notes
due May 15, 1998 ................................   $ 3,960     $  7,635

Variable Rate Mortgage Notes
 due September 15, 1998 - related party .........       849        1,032

11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17.......     1,336        1,356

9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4........       414          416

10 1/2% mortgage note (adjusted periodically to
  prime plus 1 3/4%); original principal amount
  $556 due January 15, 2013; payable in monthly
  installments (including interest) of $6........       485          491

Other Note - related party.......................       500          500

Total ...........................................     7,544       11,430

Less -- current maturities ......................       564           51

Long-term debt                                      $ 6,980     $ 11,379

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. At October 31, 1996, the interest rate was 11.75%. This rate remained unchanged at November 15, 1996 and for the next successive 90-day period. The average interest rate on these notes during 1995 was 11.94%.

     The new agreement, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively.

     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Company's common stock (see Note 20). The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its then secured credit line.

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows (thousands of dollars):

       1997-$564;         1998-$4,873;         1999-$64;
       2000-$64           2001-$64             Thereafter-$1,915


8.   INCOME TAXES

     Statement of Financial Accounting Standard No. 109 - Accounting for income taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current year and preceding years became effective for the Company for its fiscal year ended October 31, 1994. Its implementation had no material effect on the financial statements of the Company. Under FAS 109, the utilization of the net operating loss carryforwards are not presented as extraordinary items. For the years ended October 31, 1996 and 1994 approximately $250,000 and $760,000, respectively, of net operating loss carryforwards have been utilized to eliminate the Company s taxable income.

     In addition, the Company has carryforward losses which are available to offset future federal and state taxable income. For federal income tax reporting purposes, such losses expire as follows:


     Year Ending                             Amount
       2006                                $3,633,545
       2008                                 1,750,455
       2010                                 1,969,952
                                           $7,353,952


     Deferred income tax assets as of October 31, 1996, 1995 and 1994, due primarily to net operating losses, have been reduced to zero by valuation reserves of approximately $2,700,000, $2,600,000 and $1,900,000, respectively due to uncertainties concerning their realization.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.   PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $164,000 for fiscal 1996 and has made contributions of approximately $160,000 for fiscal 1995 and $150,000 for fiscal 1994. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 1996 and 1995.
                                                            Plan Year
     (Thousands of Dollars)                               1996       1995
     Actuarial present value of benefit
       obligations:
     Accumulated benefit obligation, including
       vested benefits of $1,451 and $1,521 in
       1996 and 1995, respectively     .............     $ 1,452   $ 1,526
     Additional benefit due to assumed future
       compensation levels .........................          21        14

     Projected benefit obligation (1) ..............       1,473     1,540

     Plan assets at fair value .....................         884       729

     Projected benefit obligation in excess
       of plan assets ..............................         588       811
     Unrecognized net asset ........................         152       177
     Unrecognized net loss .........................      (1,792)   (1,927)
     Valuation reserve to recognize accrued pension
       costs in the consolidated balance sheets ....       1,620     1,736
     Accrued pension cost included among accrued
       expenses in the consolidated balance sheets..       $ 568   $   797



     (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Net periodic pension cost for plan years ended October 31, 1996, 1995 and 1994 included the following components:


                                                       Plan Year
     (Thousands of Dollars)                      1996        1995    1994

     Service costs - benefits earned during
       the period ............................  $   8      $   6    $   5

     Interest cost on projected benefit
       obligation ............................    104        114      109
          (Return) loss on assets ..............  (95)        34      374
     Net amortization and deferral ...........     35       (121)    (465)

     Net period pension cost ................. $   52      $  33    $  23


     Assumptions used in computing the 1996, 1995 and 1994 pension cost were:

                                                    1996     1995     1994

     Discount rate ...........................     7.75%     7.25%    8.50%
     Rate of increase in compensation
       level .................................      6.25%     5.75%   7.00%
     Expected long-term rate of return
       on assets .............................     10.00%   10.00%   10.00%




10.  ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 64% ($2,311,825) and 36% ($1,277,263) and 54% ($2,923,332) and 46% ($2,477,263) of total art inventory at October 31,
1996 and 1995, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

     Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. Canal s art dealing operations are carried on through various consignment agreements relating to its antiquities and contemporary art inventories.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 1996 appraisal covered approximately 66% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 34% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1996 Canal recognized a $1,500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $2,500,000 as of October 31, 1996 as compared to $1,000,000 and $500,000 at October 31, 1995 and 1994, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1996. Because of the available alternatives the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1997.

     Canal's art operations have generated operating losses of $1.7 million, $0.7 million and $0.3 million on revenues of $0.2 million, $0.3 million and $0.2 million for the years ended October 31, 1996, 1995 and 1994, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     The Company had $1,268,000 and $1,600,000 of art inventory on consignment with third party dealers at October 31, 1996 and 1995, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




     ART INVENTORY - The Company classified its art inventory as follows:



(In 000's)       Current Portion   Non-Current Portion      Total
                   1996   1995      1996       1995       1996     1995

Antiquities       $ 900  $ 900    $ 2,212    $2,523     $ 3,112 $  3,423
Contemporary        100    100      2,877     2,877       2,977    2,977
Valuation
 Allowance         (500)  (500)    (2,000)     (500)    ( 2,500)  (1,000)
Net Value         $ 500  $ 500    $ 3,089    $4,900     $ 3,589  $ 5,400


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


     Art sales for the three years ended October 31, 1996, 1995, and 1994 were as follows:


(in 000's)                      1996          1995          1994

Antiquities                    $ 195         $ 246         $ 207

Contemporary                       0            14             0

                               $ 195         $ 260         $ 207

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.  LEASE COMMITMENTS

     Canal currently occupies 4,200 square feet of commercial office space in New York City for its headquarters operation. This space is under a five year lease expiring December 31, 1998.


     The following is a schedule of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 1996:



     Year ended October 31,                       (Thousands of Dollars)
          1997 ........................................          159
          1998 ........................................          159
          1999 ........................................           26
      Minimum payments required .......................          344
      Rental income under subleases ...................           84
      Net minimum payments required ...................     $    260


     Rent expense under these and other operating leases for the years ended October 31, 1996, 1995 and 1994 were as follows:


     (Thousands of Dollars)                     1996     1995       1994

     Minimum rentals ...................       $ 160    $ 116      $ 116

     Less:  sublease rentals ...........         (39)     (40)       (33)

                                               $ 121    $  76      $  83

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 1996 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 1996, there were 327,000 exercisable options outstanding under these plans.

     Transactions under these plans are summarized as follows:

                                               Shares    Option Price Range

     Balance outstanding October 31, 1994....  399,600     $0.013-$8.625
     Options granted ........................        0        -       -
     Options expired ........................  (72,600)    $4.890-$6.705
     Balance outstanding October 31, 1995....  327,000     $0.013-$8.625
     Options granted                                 0        -       -
     Options expired                                 0        -       -
     Balance outstanding October 31, 1996....  327,000     $0.013-$8.625

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 1996, 1995 and 1994.

     In October, 1995, the Financial Accounting Standards Board issued Statement (SFAS) No. 123, Accounting for Stock Based Compensation, which becomes effective for transactions entered into in fiscal years beginning after December 15, 1995. This statement permits an entity to apply the fair value based method to stock options awarded during 1995 and thereafter in order to measure the compensation cost at the grant date and recognize it over its vesting period. This statement also allows an entity to continue to measure compensation costs for these plans pursuant to APB Opinion 25.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Entities electing to remain with the accounting treatment under APB Opinion 25 must make proforma disclosures of net income and earnings per share to include the effects of all awards granted in fiscal years beginning after December 31, 1994, as if the fair value based method of accounting pursuant to SFAS No. 123 has been applied.

     The Company intends to adopt the disclosure requirements for this statement effective for the year ending October 31, 1996, if material, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company s net income and earnings per share for the year ended October 31, 1996 would have been deminimus.


13.  EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID


     Primary earnings (loss) are computed by deducting preferred dividends from net income (loss) in order to determine net income (loss) attributable to common stockholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents arising from stock options. The weighted average number of common shares outstanding for primary earnings per share is 4,326,926, 4,351,680 and 4,475,566 shares for each of the years ended October 31, 1996, 1995 and 1994, respectively.


     Fully diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and convertible debt assumed converted to common stock. The weighted average number of common shares for full dilution is 5,326,929, 5,351,680 and 5,169,896 shares for each of the years ended October 31, 1996, 1995 and 1994, respectively.


     There were no dividends declared on common stock during the years ended October 31, 1996, 1995 and 1994. Dividends declared on preferred stock during the years ended October 31, 1996, 1995 and 1994 were $162,039, $193,148 and $303,556.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 1,716,434 shares in the form of stock dividends for a total outstanding at October 31, 1996 of 2,703,299. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, thirty of the forty quarterly payments have been paid in additional stock resulting in the issuance of 1,716,434 shares recorded at their fair value at the time of issuance. Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 7). The last cash dividend paid on Canal's preferred stock was in September 1989. Additionally, the December 31, 1996 preferred stock dividend will be paid in additional stock.


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

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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


15.  FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

     As a result of the sale of the Stockyard Operations and curtailment of the securities trading and investing program, Canal is engaged in two lines of business: Art operations and real estate.

     The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.
                                                       October 31,
     (Thousands of Dollars)                  1996       1995        1994

     Identifiable assets:
       Art ............................... $  3,833   $  5,408    $  6,286
       Real estate .......................   10,478     11,630      12,677
       Corporate .........................    1,178      1,165       1,165
                                           $ 15,489   $ 18,203    $ 20,128


     (Thousands of Dollars)                  1996       1995        1994
     Capital expenditures:
       Art ...............................  $   0      $   0       $   0
       Real estate .......................    125         75          29
       Corporate .........................      4         17          68
                                            $ 129      $  92       $  97


     Income from real estate operations includes gains (losses) on sales of real estate of $3.8 million, $0.3 million and $0.6 million in 1996, 1995 and 1994, respectively. Art identifiable assets include approximately $1.3 million and $1.6 million of art inventory in galleries or on consignment abroad as of October 31, 1996 and 1995, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.  LITIGATION

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


     John Morrell & Co. v. Canal Capital Corporation

     On October 6, 1993, an action was commenced against Canal by John Morrell & Co. ("Plaintiff") in the District Court for Woodbury County, State of Iowa. Plaintiff further amended the action on November 30, 1993. The lawsuit arose out of the alleged breach by Canal, as lessor, of a lease agreement relating to certain real estate on which Plaintiff operates a meat packing plant in Sioux City, Iowa. Plaintiff alleged in the suit a breach of the lease by Canal as a result of Canal's sale of the Sioux City stockyard operation in 1989 and its failure to renegotiate the rental terms of the lease. Plaintiff alleged that Canal was obligated as lessor to provide animals from the Sioux City stockyards to meet plaintiff's needs in operating the packing plant on the leased property. Plaintiff alleged that, as a result of Canal's failure to provide sufficient animals to meet plaintiff's needs, plaintiff was forced to obtain animals from sources other than the stockyards at an additional cost and was forced to pay additional rent under the lease agreement. Plaintiff sought relief in the form of damages in an unspecified amount and a renegotiation of the rental terms of the lease.

     On September 30, 1996 Canal and Morrell entered into a Mutual Release and Settlement Agreement which terminated the Sioux City lease and dismissed the lawsuit between the parties. In consideration for the lease termination Canal received $4.2 million from Morrell. Also, as part of the settlement, on October 1, 1996 Canal sold the Sioux City property
(previously under lease) to Morrell for $0.3 million.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Former Portland Stockyard Property

     In December 1988 the Company sold a parcel of real estate in Multnomah County, Oregon and in connection therewith, agreed to share the costs of the correction of adverse environmental conditions on such property with the buyer. Pursuant to the cost sharing agreement, $1.1 million of the sales price was placed in escrow to secure the Company's performance of its cost sharing obligations, which were not limited to that amount. Under the cost sharing agreement, the Company's obligation is to pay 50% of the first $400,000 and 90% of the next $425,000 of costs and 95% of all costs thereafter. The Company had objected to the buyer's definition of costs which require sharing in connection with certain demands of the buyer for release of funds from escrow and had stopped payment of those funds from the escrow. This dispute was the subject of an arbitration, which was recently resolved in favor of the buyer. As a result, those funds were released from escrow, and the escrow has been substantially depleted. At October 31, 1993, the Company accrued $400,000 representing management's estimate of its additional contingent liability in this matter. This amount is included as a liability in accrued litigation settlement at October 31, 1996.


     On December 19, 1996, Canal entered into a settlement agreement with the buyer which, among other things, required Canal to issue a promissory note to the buyer in the principal amount of $325,000, payable over five years and releases Canal from any further obligations under the cost sharing agreement and any further remediation obligations. The five year note accrues interest at prime and requires principal and interest payment in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. The balance is payable in full on December 1, 2001.


     Sioux City, Iowa - Demolition Notice

     On October 25, 1994, Canal received a Placard Notice (the "Notice") from the City of Sioux City, Iowa (the City ) ordering the demolition of four structures located on Canal's property. The Notice claims that the structures are dilapidated, unsafe and must be demolished. While exact costs are not available, Canal estimates demolition costs at $750,000 to $1,000,000. Canal is currently negotiating with the City for the exchange of

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


the four structures covered by the Notice and approximately 16 acres of land to the City if the City will assume full responsibility for the required demolition. In the alternative, Canal has filed an appeal of the Notice with City Inspection Services Manager and is awaiting a hearing date. If this matter cannot be settled as described above, Canal will pursue alternative means of challenging this Notice.


Pine Valley Meats, Inc. v. Canal Capital Corporation


     On May 5, 1995 an action was commenced against Canal by Pine Valley Meats, Inc. ( Plaintiff ) in the County Court for Dakota County, State of Minnesota. The lawsuit arises out of the alleged breach by Canal of a certain cattle walkway agreement (the walkway agreement ) relating to the passage of cattle over land owned by Canal in South St. Paul, Minnesota. Plaintiff contends that the walkway agreement is a permanent easement thereby requiring Canal to maintain a cattle walkway for its use in perpetuity. Canal s position is that the walkway agreement is in fact a license and can be terminated at Canal s discretion. Canal did close the cattle walkway for several weeks in April 1995.


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


     On May 30 and 31, 1996, damages in favor of the plaintiff in the amount of $400,000 (including $50,000 in punitive damages) were awarded in the County Court of Dakota County, State of Minnesota. Further damages for costs, disbursements and interest in the amount of approximately $40,000 were awarded to plaintiff on August 16, 1996.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Canal filed a Notice of Appeal on October 8, 1996. Additionally, on October 14, 1996 Canal posted a supersedeas bond with the court in the agreed upon amount of $470,000 to stay any action on Pine Valley s part to collect on the judgements. Finally, on October 25, 1996 Canal filed suit against Pine Valley seeking recovery of unpaid livestock fees owing under the walkway agreement.

     At October 31, 1996 Canal has an accrued litigation settlement in the amount of $450,000 associated with this case which is reflected as a current liability.


17.  VALUATION RESERVE

     The Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of SFAS No. 87 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The excess will be expensed as actuarial computations of annual pension cost (made in accordance with SFAS No. 87) recognize the deficiency that exists.


18.  PROPERTY ON OPERATING LEASES

     The following schedule provides an analysis of the Company's investment in property on operating leases by location as of October 31, 1996:

                               (IN THOUSANDS)
                                             Accumulated
Location           Land     Improvements     Depreciation         Value

St. Joseph, MO   $   869      $    304         $   (167)        $  1,006
West Fargo, ND         3           292             (206)              89
S. St. Paul, MN      675         3,061             (667)           3,069
Sioux City, IA       451         3,005           (2,953)             503
Omaha, NE          1,437         2,384           (1,590)           2,231
Sioux Falls, SD      118            98              (74)             142
Corporate Office       0           161             (102)              59
                 $ 3,553      $  9,305         $ (5,759)        $  7,099

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 1996: (5)

                                (IN THOUSANDS)
                                              Volume
Year Ending        Rental       Ground        Based
October 31,       Income (1)   Lease(2)     Income(3)         Total

   1997           $  1,700    $    924      $     0         $  2,624
   1998              1,800         924            0            2,724
   1999              1,900         924            0            2,824
   2000 (4)          2,000           0            0            2,000
   2001              2,100           0            0            2,100

                  $  9,500     $ 2,772      $     0         $ 12,272


(1) Consists of rental income from Exchange Building (commercial office space), lease income from vacant land and structures and other rental
income.  In December 1996, Canal lost its largest tenant (State of    Minne
                                                                      sota)
in its South St. Paul, Minnesota Exchange Building. This tenant represented 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement for this space, it could take an extended period of time to fully relet this space which, in the interim, will effect Canal s cash flow.

(2) Ground Lease covers approximately 139 acres leased to the purchaser of Canal's former stockyard operations.

(3) Excludes any estimate of volume based income from the Fargo, ND lease due to the uncertainty of these future revenues. However, Canal s volume based income from this lease has averaged $100,000 annually for the past five years.

(4) The stockyard ground lease has a ten year renewal option (adjusted for CPI increases) which can be exercised November 1, 1999 on essentially the same terms that currently exist. Canal anticipates that the option will be exercised.

(5)  All real estate leases are accounted for as operating leases.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (the Statement ) which, when adopted could have a material impact on the results of operations and financial position of the Company in the year of adoption. The application of this Statement, which will be effective for fiscal years beginning after December 15, 1995, and requires the Company to carry real estate projects no longer under development, at the lower of cost or fair value less cost to sell. If the sum of the expected future net cash flow (undiscounted and without interest charges) is less than the carrying amount of undeveloped projects, an impairment loss would be recognized.
The Company, consistent with existing generally accepted accounting principles, currently states the majority of its land and land under development at the lower of cost or net realizable value. The Company has not quantified the effect on the financial statements.

     Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


20.  Subsequent Events

     On December 31, 1996 the Company defaulted on its obligation to repay a $500,000 note. Canal is currently negotiating with the noteholder to extend the term of the note, under substantially the same terms, for a period of one year. While management believes that an agreement to extend this note will be executed by the noteholder, there is no assurance that this will occur. Absent such an agreement, the noteholder could hold the Company in default and demand immediate payment of the outstanding balance. In which case, the Company may not have the available cash to meet this obligation (see Note 7).

     In December 1996, the Company lost its largest tenant (State of Minnesota) in South St. Paul, Minnesota Exchange Building. This tenant represented 50% (approximately $250,000) of the rental income from the building. While the Company s agents are actively pursuing replacement tenants for this space, it could take an extended period of time to fully relet this space which, in the interim, will effect the Company s cash flow.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


21.  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

     a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

     b) Accrued Litigation: The carrying amount approximates the fair value.

     c) Long-Term Debt (See Note 13): The fair value of the Company s long- term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

     d) Long-Term Debt Related Party (see Note 13): It is not practicable to estimate the fair value of the related party debt.


                                           October 31,
                                   1996                    1995
(Thousands of dollars)
                             Carrying    Fair        Carrying      Fair
                              Amount    Value         Amount      Value

Cash, restricted cash
 and cash equivalents        $  481     $  481        $  115      $  115

Accrued Litigation              850        850           400         400

Current Portion of Long-
 Term Debt - related party      500        (d)            -           -

Current Portion of Long-
 Term Debt                       64         64            51          51

Long-Term Debt                6,131      6,131         9,847       9,847

Long-Term Debt - Related
 Party                          849        (d)         1,532         (d)

                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


22. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL INFORMATION FOR THE INTERIM PERIODS FISCAL 1996 AND 1995 IS PRESENTED BELOW:

 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                         QUARTER ENDED
                           JAN. 31,      APRIL 30,     JULY 31,      OCT.31,
                            1996          1996          1996          1996
REVENUES                   $1,557          $940        $1,051        $5,501

NET INCOME (LOSS)             ($4)        ($223)        ($599)       $1,668

NET INCOME (LOSS)
 PER COMMON SHARE:

  - PRIMARY                ($0.01)       ($0.06)       ($0.15)        $0.38

  - FULLY DILUTED          ($0.01)       ($0.06)       ($0.15)        $0.31


WEIGHTED AVERAGE NUMBER
 OF SHARES:


  - PRIMARY                 4,327         4,327         4,327         4,327

  - FULLY DILUTED           5,327         5,327         5,327         5,327


(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                   QUARTER ENDED
                        JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                           1995        1995          1995          1995
REVENUES                  $1,143          $987        $1,707        $1,017

NET INCOME (LOSS)           ($62)        ($109)        ($136)      ($1,211)

NET INCOME (LOSS)
 PER COMMON SHARE

  - PRIMARY               ($0.03)       ($0.03)       ($0.04)       ($0.30)

  - FULLY DILUTED         ($0.03)       ($0.03)       ($0.04)       ($0.30)

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - PRIMARY                4,327         4,327         4,327         4,327

  - FULLY DILUTED          5,327         5,327         5,327         5,327

                         FORM 10-K - ITEM 14(a)(3)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             INDEX TO EXHIBITS



(a)  3.  Exhibits -

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

     3(b)      Bylaws (filed as Exhibit 3(b) to the Registrant's
               Registration Statement on Form 10 and incorporated herein by reference).

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

     10(a) 1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(b) Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

     10(c)     Form of Nonstatutory Stock Option Agreement (filed as
               Exhibit 10(c) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

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

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(j) Lease amendment and Easement Grant, dated as of April 1, 1968, by and between Sioux City Stockyards and Armour (filed as Exhibit 10(g) to the Registrant's Form 10 and incorporated herein by reference).

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

     10(r) Indenture, dated July 31, 1936, by and between Plankinton Packing Company ("Plankinton") and Milwaukee Stock Yards Company ("Milwaukee Stock Yards") (filed as Exhibit 10(o) to the Registrant's Form 10 and incorporated herein by reference).

     10(s) Indenture, dated July 31, 1936, by and between Plankinton and Milwaukee Stock Yards Company (filed as Exhibit 10(p) to the Registrant's Form 10 and incorporated herein by reference).

     10(t) Agreement, dated June 11, 1964, by and between P&L Company and the Company (filed as Exhibit 10(g) to the Registrant's Form 10 and incorporated herein by reference).

     10(u) Agreement, dated August 28, 1978, by and between Peck Enterprises, Inc. and the Company (filed as Exhibit 10(r) to the Registrant's Form 10 and incorporated by reference).

     10(v) Letter, dated July 11, 1980, of Milwaukee Stock Yards (filed as Exhibit 10(s) to the Registrant's Form 10 and incorporated herein by reference).

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


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.



     10(ae) Lease, dated May 1, 1954, by and between the Sioux Falls Stockyards Company and Messrs. Herman R., Robert Q., Dwight D., and John W. Sutherland (filed as Exhibit 10(ae) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

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

     10(ai) Assignment of Agreement for Investment Advisory and Financial Management Services dated January 2, 1986, Exhibit number 10(ad) to A.B. Edelman Management Company (filed as
               Exhibit 10(ai) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

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


     10(al) Letter Agreement dated October 31, 1989 to USK Acquisition Corporation from Canal Capital Corporation, Omaha Livestock Market, Inc., Sioux Falls Stock Yards Company and Indianapolis Stockyards Corporation (filed as Exhibit 10(al) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(am) Master Ground Lease, dated October 27, 1989 by and between USK Acquisition Corporation, Canal Capital Corporation, Omaha Livestock Market, Inc. and Sioux Falls Stock Yards Company (filed as Exhibit 10(am) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(an) Escrow Agreement dated October 31, 1989 between USK Acquisition Corporation, Canal Capital Corporation, Omaha Livestock Market, Inc., Sioux Falls Stockyards Company, Indianapolis Stockyards Corporation, Norwest Bank South Dakota, N.A. and Lawyers Title Insurance Corporation, as Escrow Agent (filed as Exhibit 10(an) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

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

     10(ar) Amendment to the Agreement for Antiquities Venture dated April 11, 1990 by and between Edward H. Merrin Gallery and Canal Capital Corporation (filed as Exhibit 10(ar) to the Registrant's Form 10-K filed January 22, 1991 and incorporated herein by reference).


     10(as) Amendment to the Revolving Credit Agreement dated May 31, 1990 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(as) to the Registrant's Form 10-K filed January 22, 1991 and incorporated herein by reference).

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



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(av) Amendment and Waiver to the Revolving Credit Agreement dated July 31, 1991 by and between Cooperative Centrale
               Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(av) to the Registrant's Form 10-K filed January 17, 1992 and incorporated herein by reference).

     10(aw) Amendment to the Agreement for Antiquities Venture dated July 1, 1991 by and between The Merrin Group, Inc. and Canal Arts Corporation (filed as Exhibit 10(aw) to the
               Registrant's Form 10-K filed January 27, 1992 and incorporated herein by reference).

     10(ax) Amendment and Restated Credit Agreement dated March 31, 1993 by and between Cooperative Centrale Raiffersen-Boerenleenbank B.A. (Rabobank Nederland) and Canal Capital Corporation (filed as Exhibit 10(ax) to the Registrant's Form 10-K filed January 28, 1994 and incorporated herein by reference).

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


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED



Exhibit No.

     10(bb) Note Exchange Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bb) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

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

     10(bg) Assignment of Mortgage - Minnesota dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bg) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).



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

     10(bi) Assignment of Mortgage - Iowa dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bi) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bj) First Amendment to Mortgage - Iowa dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bj) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bk) Assignment of Mortgage - South Dakota dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bk) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bl) First Amendment to Mortgage - South Dakota dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company, Sioux Falls Stockyards Company and Canal Capital Corporation (filed as Exhibit 10 (bl) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bm) $350,000 Promissory Note dated March 25, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account and Canal Capital Corporation (filed as Exhibit 10 (bm) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).



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

     10(bp) Agreement of Lease dated January 14, 1994 by and between The Equitable Life Assurance Society of the United States, Intelogic Trace Incorporated, Datapoint Corporation and Canal Capital Corporation (filed as Exhibit 10 (bp) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(bq) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Deltec Asset Management Corporation and Canal Capital Corporation (filed as Exhibit 10 (bq) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(br) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Guaranty Reassurance Corporation and Canal Capital Corporation
               (filed as Exhibit 10 (br) to the Registrant s Form 10-K
                filed January 25, 1996 and incorporated herein by reference).

     10(bs) Note Exchange Agreement dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust, Edelman Value Partners, L.P., Lora K. Schultz, SES Trust, Roger A. Schultz Pension Plan and Canal Capital Corporation (filed as
               Exhibit 10 (bs) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.

     10(bt) $150,000 Promissory Note dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (bt) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(bu) $150,000 Promissory Note dated September 15, 1995 by and between Edelman Value Partners, L.P. and Canal Capital


               Corporation (filed as Exhibit 10 (bu) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(bv) $182,275 Promissory Note dated September 15, 1995 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (bv) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(bw) $300,000 Promissory Note dated September 15, 1995 by and between SES Trust and Canal Capital Corporation (filed as
               Exhibit 10 (bw) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(bx) $250,000 Promissory Note dated September 15, 1995 by and between Roger A. Schultz Pension Plan and Canal Capital Corporation (filed as Exhibit 10 (bx) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(by) General Release dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation.

     10(bz) $325,000 Promissory Note dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED



     10(ca) Mutual Release and Settlement Agreement dated September 30, 1996 by and between John Morrell & Co. and Canal Capital Corporation.

     11 Statement re: computation of per share earnings. This exhibit has not been included because such computation can be clearly determined from the consolidated financial statements included as part of this report on Form 10-K.

     21        Subsidiaries of the Registrant.


                         CANAL CAPITAL CORPORATION


                              717 FIFTH AVENUE
                            NEW YORK, NY  10022



SUBSIDIARIES                                IDENTIFICATION #

SY Trading Corp.                                 13-3244066
Omaha Livestock Market, Inc.                     47-0582031
Union Stockyards Co. of Fargo                    45-0205040
Sioux Falls Stockyards Company                   46-0189565
Wheeling Industrial Corporation                  36-2545924
Canal Galleries Corporation                      13-3492920
Canal Arts Corporation                           13-3492921




DIVISIONS

Canal Capital Corporation (parent)               51-0102492
St. Joseph Stockyards
St. Paul Union Stockyards
Sioux City Stockyards





Note:  All subsidiaries are 100% owned



















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


Stock Listing                             Auditors

Canal Capital Corporation common stock    Todman & Co., CPAs, P.C.
is traded on the over-the-counter         120 Broadway
market through the "pink sheets".         New York, NY 10271


Investment Analyst Inquiries              General Counsel

Analyst inquiries are welcome.            Proskauer Rose Goetz
                                           & Mendelsohn, LLP
                                          1585 Broadway
Phone or write: Michael E. Schultz,       New York, NY 10036
President at (212) 826-6040               (212) 969-3000




                                    iii