Form 10-Q
period 1997-01-31
CANAL CAPITAL CORP
filed 1997-03-10
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
              For the quarterly period ended January 31, 1997

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at March 31, 1997
Common stock, $0.01 par value                4,326,930

(This document contains 24 pages)


                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1997 AND OCTOBER 31, 1996

                                           JANUARY 31,          OCTOBER 31,
                                              1997                1996
                                           (UNAUDITED)           (AUDITED)

ASSETS:

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS               $    4,132         $    10,632
  RESTRICTED CASH AND CASH EQUIVALENTS       470,000             470,000
  NOTES AND ACCOUNTS RECEIVABLE              214,094             295,202
   ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
   $ 500,000  AT JANUARY 31, 1997 AND
   OCTOBER 31, 1996, RESPECTIVELY            500,000             500,000
  INVESTMENTS                                406,425             535,558
  PREPAID EXPENSES                           165,760             203,238

       TOTAL CURRENT ASSETS                 1,760,411           2,014,630




NON-CURRENT ASSETS:

  PROPERTY ON OPERATING LEASES, NET OF
   ACCUMULATED DEPRECIATION OF $ 5,850,632
   AND $ 5,753,088 AT JANUARY 31, 1997 AND
   OCTOBER 31, 1996, RESPECTIVELY           7,025,299           7,105,534


  ART INVENTORY NON-CURRENT, NET OF
   VALUATION ALLOWANCE OF $ 2,000,000
   AT JANUARY 31, 1997 AND OCTOBER 31,
   1996, RESPECTIVELY                       3,066,088           3,089,088





OTHER ASSETS:

  PROPERTY HELD FOR DEVELOPMENT OR RESALE   2,923,605           2,938,905
  DEFERRED LEASING AND FINANCING COSTS         78,798              92,919
  DEPOSITS AND OTHER                          240,879             248,132

                                            3,243,282           3,279,956

                                          $15,095,080         $15,489,208
                                         ============         ===========



                                     2


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   JANUARY 31, 1997 AND OCTOBER 31, 1996

                                         JANUARY 31,        OCTOBER 31,
                                            1997              1996
                                         (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

  CURRENT PORTION OF LONG-TERM
   DEBT RELATED PARTY                 $    500,000       $    500,000
  CURRENT PORTION OF LONG-TERM DEBT         64,000             64,000
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES  1,659,161          1,984,692
  ACCRUED LITIGATION SETTLEMENT            775,000            850,000
  INCOME TAXES PAYABLE                      19,233             27,877

    TOTAL CURRENT LIABILITIES            3,017,394          3,426,569


LONG-TERM DEBT, LESS CURRENT PORTION     6,433,716          6,130,769
LONG-TERM DEBT, LESS CURRENT PORTION
  -RELATED PARTY                           747,000            849,000

                                         7,180,716          6,979,769

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 2,812,484 AND
  2,703,299 SHARES ISSUED AND OUTSTANDING
  AT JANUARY 31, 1997 AND OCTOBER 31, 1996,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 28,124,840 AND $ 27,032,990
  AT JANUARY 31, 1997 AND OCTOBER 31, 1996
  RESPECTIVELY                              28,125              27,033

COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED AND OUTSTANDING AT
  JANUARY 31, 1997 AND OCTOBER 31, 1996,
  RESPECTIVELY                              53,138              53,138

PAID-IN CAPITAL                         26,690,440          26,636,939

RETAINED EARNINGS (DEFICIT)             (9,251,492)         (9,010,999)

LESS-VALUATION RESERVE                  (1,619,696)         (1,619,696)

LESS-986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST         (11,003,545)        (11,003,545)

                                         4,896,970           5,082,870

                                      $ 15,095,080        $ 15,489,208
                                     =============       =============
                                     3


                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996



                                               1997            1996
                                          (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $   279,000     $   476,621
    RENTAL INCOME                              437,356         536,418
    GROUND LEASE INCOME                        231,000         234,000
    VOLUME BASED RENTAL INCOME                  30,435         204,002
    OTHER INCOME                                 4,094           1,613

                                               981,885       1,452,654

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                   120,072         159,733
    LABOR, OPERATING AND MAINTENANCE           217,218         238,724
    DEPRECIATION AND AMORTIZATION               92,045          91,413
    TAXES OTHER THAN INCOME TAXES               74,700          90,000
    PROVISION FOR LITIGATION SETTLEMENT              0               0
    GENERAL AND ADMINISTRATIVE                  27,694          28,310

                                               531,729         608,180



INCOME FROM REAL ESTATE OPERATIONS             450,156         844,474


ART OPERATIONS:
 ART REVENUES:
    SALES                                       15,100         104,400
    OTHER REVENUES                               2,982               0

                                                18,082         104,400


ART EXPENSES:
    COST OF ART SOLD                            24,358         219,633
    VALUATION RESERVE                                0               0
    SELLING, GENERAL AND ADMINISTRATIVE          9,950          11,168

                                                34,308         230,801


LOSS FROM ART OPERATIONS                       (16,226)       (126,401)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                Continued ...


                                              1997           1996
                                           (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE        $  (312,768)     $  (328,640)


INCOME (LOSS) FROM OPERATIONS                 121,162          389,433


OTHER INCOME (EXPENSE):
  GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
  GAIN (LOSS) ON MARK-TO-MARKET OF
    INVESTMENTS                              (129,133)               0
  INTEREST & OTHER INCOME                      77,083            3,561
  INTEREST EXPENSE                           (224,663)        (352,058)
  INTEREST EXPENSE-RELATED PARTY              (41,000)         (45,000)

                                             (317,713)        (393,497)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                      (196,551)          (4,064)


PROVISION (BENEFIT) FOR INCOME TAXES                0                0

NET INCOME (LOSS)                            (196,551)          (4,064)

PREFERRED STOCK DIVIDEND                      (43,942)         (38,341)

NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $  (240,493)     $   (42,405)
                                          =============    ============

NET INCOME (LOSS) PER COMMON SHARE        $     (0.06)     $     (0.01)
                                          =============    ============

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


                                          1997              1996
                                      (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                     $  (195,551)     $    (4,064)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   PROVISION FOR LITIGATION SETTLEMENT      (75,000)               0
   DEPRECIATION AND AMORTIZATION             97,543          110,175
   GAIN  ON SALES OF REAL ESTATE           (158,928)        (316,888)
   GAIN FROM SALE OF INVESTMENTS                  0                0
   VALUATION RESERVE - ART INVENTORY              0                0
   (GAIN )LOSS ON MARK-TO-MARKET OF
     INVESTMENTS                            129,133                0

CHANGES IN ASSETS AND LIABILITIES:
     NOTES AND ACCOUNTS RECEIVABLES, NET     81,108          (74,277)
     ART INVENTORY, NET                      80,235          206,664
     PREPAID EXPENSES AND OTHER, NET        (27,957)        (226,458)
     PAYABLES AND ACCRUED EXPENSES, NET    (409,175)         (61,295)
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                (478,592)        (366,143)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE        279,000          476,621
  PROCEEDS FROM SALE OF INVESTMENTS               0                0
  CAPITAL EXPENDITURES                      (29,908)               0
NET CASH PROVIDED BY INVESTING ACTIVITIES   249,092          476,621

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                       0                0
  TRANSFERS TO LONG-TERM                    325,000                0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS  (102,000)        (236,425)
NET CASH USED BY FINANCING ACTIVITIES       223,000         (236,425)

(INCREASE) IN RESTRICTED CASH AND
  CASH EQUIVALENTS                                0                0
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                (6,500)        (125,947)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           10,632          114,750

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $     4,132      $   (11,197)
                                        ============     ============

NOTE:    Canal  made  federal  and  state income tax payments of $8,600 and
$21,000 and interest payments of $265,000 and $397,000 in the three month periods ended January 31, 1997 and 1996, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1996 (AUDITED) AND
          FOR THE THREE MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)


                              COMMON STOCK     PREFERRED STOCK
                              NUMBER                NUMBER
                                OF                  OF
                             SHARES   AMOUNT     SHARES       AMOUNT
BALANCE, OCTOBER 31, 1995 5,313,794   $53,138    2,358,542    $23,585
 NET INCOME (LOSS)                0         0            0          0
 PREFERRED STOCK DIVIDEND         0         0      344,757      3,448
 RESERVE                          0         0            0          0
                         --------------------   ---------------------

BALANCE, OCTOBER 31, 1996 5,313,794   $53,138    2,703,299    $27,033
 NET INCOME (LOSS)                0         0            0          0
 PREFERRED STOCK DIVIDEND         0         0      109,185      1,092
 RESERVE                          0         0            0          0
                         --------------------   ---------------------

BALANCE, JANUARY 31, 1997 5,313,794   $53,138    2,812,484    $28,125
                         ====================   =====================


                                    RETAINED                   TREASURY
                         PAID-IN    EARNINGS     VALUATION       STOCK
                         CAPITAL     DEFICIT      RESERVE       AT COST

BALANCE,OCT.31,1995  $26,468,008 ($9,690,693)   ($1,736,671)  ($11,003,545)
 NET INCOME (LOSS)             0     841,733              0              0
 PREFERRED STOCK DIVIDEND168,931    (162,039)             0              0
 RESERVE                       0           0        116,975              0
                     ------------ ------------- ------------  ------------

BALANCE,OCT.31,1996  $26,636,939 ($9,010,999)   ($1,619,696)  ($11,003,545)
 NET INCOME (LOSS)             0    (196,551)             0              0
 PREFERRED STOCK DIVIDEND 53,501     (43,942)             0              0
 RESERVE                       0           0              0              0
                      ----------  -------------  ------------ ------------

BALANCE,JAN.31,1997$26,690,440   ($9,251,492)   ($1,619,696)  ($11,003,545)
                 =============  ============== ============= =============

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JANUARY 31, 1997
                                (UNAUDITED)



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

     Canal is engaged in two distinct businesses - the management of its agribusiness related real estate properties located in the Midwest and art operations.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at January 31, 1997 of approximately $1.3 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements do not include any adjustments that might result from the
resolution  of  these  other  uncertainties.    The  accompanying financial
statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 1997 and the results of its operations and its cash flows for the three month period ended January 31, 1997. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1996 and the notes thereto which are contained in Canal s 1996 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1997.


3.   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year s presentation.


4.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at January 31, 1997 and October 31, 1996.



5.   INVESTMENTS

     Canal s investments consisted of the following:

    (Thousands of Dollars)       January 31, 1997     October 31, 1996

    Aggregate market value..........   $ 406                $ 535

    Aggregate carrying value........   $ 406                $ 535

       Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At January 31, 1997, 100% of the market value of Canal s investments was invested in equity securities of this company in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.


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


     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 64% ($2,288,825) and 36% ($1,277,263) and 64% ($2,311,825) and 36% ($1,277,263) of total art inventory at January 31,
1997 and October 31, 1996, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 1996 appraisal covered approximately 66% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 34% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1996

C a nal recognized a $1,500,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $2,500,000 as of October 31, 1996 as compared to $1,000,000 and $500,000 at October 31, 1995 and 1994, respectively. These estimates were based in part on the Company s history of losses sustained on art sales in the current and previous years.

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

     The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will be used to reduce the Company s outstanding debt. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and rescheduling of debt. Because of the alternatives in raising cash to meet its debt requirements available to the Company, it does not anticipate any extraordinary losses associated with the sale of its art inventory in fiscal 1997.

     Canal s art operations have generated operating losses of $16,000 and $126,000 on revenues of $18,000 and $104,000 for the three months ended January 31, 1997 and 1996, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


     Inventory on Consignment - The Company had $1,268,000 of art inventory on consignment with third party dealers at January 31, 1997 and October 31, 1996, respectively.


7.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $5 million at January 31, 1997 and October 31, 1996.

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

9.   BORROWINGS

     At January 31, 1997, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                          January 31,      October 31,
                                              1997            1996
                                          (Unaudited)        (Audited)
(Thousands of Dollars)
Variable rate mortgage notes due
 May 15, 1998.............................   $ 3,960         $ 3,960
Variable rate mortgage notes due
 September 15, 1998 - related party.......       747             849
11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,319           1,336
9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       412             414
10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       482             485

Other Note - Related Party................       500             500

Other.....................................       325               0

Total ....................................     7,745           7,544

Less -- current maturities ...............       564             564

Long-term debt ...........................   $ 7,181         $ 6,980
                                     12



     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis.

     The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all of its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

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

     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the



                                     13





Company to meet its obligations under its secured credit line. On February 14, 1997, these notes were extended to December 31, 1997. The Company agreed to increase the interest rate to prime (8.25% at January 31, 1997) and pay down $100,000 no later than March 31, 1997.







































                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                For the Three Months Ended January 31, 1997


Results of Operations - General

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at January 31, 1997 of approximately $1.3 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements do not include any adjustments that might result from the
resolution  of  these  other  uncertainties.    The  accompanying financial
statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized a net loss of $197,000 for the three months ended January 31, 1997 as compared to a net loss of $4,000 for the same period in 1996. After recognition of preferred stock dividend payments of $43,000 in 1997 and $38,000 in 1996, the results attributable to common stockholders were net losses of $240,000 and $42,000 for the three month periods ended January 31, 1997 and 1996, respectively.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $557,000 or 35.8% to $1,000,000 for the three month period ended January 31, 1997 as compared to the same period in 1996. The 1997 decrease is due primarily to a $198,000 reduction in revenues from the sale of real estate, a $174,000 reduction in volume based rental income, a $99,000 decrease in rental income and a $86,000 reduction in art revenues.

Real Estate Revenues

     Real estate revenues for the three months ended January 31, 1997 of $982,000 accounted for 98.2% of the first quarter revenues as campared to real estate revenues of $1,453,000 or 93.3% for the same period in 1996. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (44.5% and 36.9%), Ground lease income (23.5% and 16.1%), volume based rental income (3.1% and 14.0%) and sale of real estate and other income (28.9% and 33.0%) for the three months ended January 31, 1997 and 1996, respectively. The 1997 revenue decrease is due primarily to reductions in rental income ($99,000), volume based rental income ($174,000) and sales of real estate ($198,000). The decrease in rental income is due to the December 1996 loss of the largest tenant (State of Minnesota) in Canal s South St. Paul, Minnesota Exchange Building as well as the continued consolidation of our stockyards related tenants. The decease in volume based rental income is the result of Canal s September 1996 sale of the John Morrell property located in Sioux City, Iowa. The percentage valuation in the year to year comparisons are due primarily to the significant decrease in real estate sales for fiscal 1997.


Real Estate Expenses

     Real estate expenses for the three months ended January 31, 1997 of $532,000 decreased by $76,000 (12.6%) from $608,000 for the same period in 1996. Real estate expenses were comprised of labor, operating and maintenance (40.9% and 39.3%), depreciation and amortization (17.3% and 15.0%), taxes other than income taxes (14.1% and 14.8%), cost of real estate sold (22.6% and 26.3%) and general and administrative expenses (5.1% and 4.6%) for the three months ended January 31, 1997 and 1996, respectively. The 1997 decrease in real estate expenses is due primarily to the $40,000 decrease in cost of real estate sales coupled with a decrease of $15,000 in real estate taxes. The percentage variations in year to year comparison is also due to the decrease in the cost of real estate sold for fiscal 1997.


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

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1996 appraisal covered approximately 66% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 34% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1996 Canal recognized a $1,500,000 valuation allowance against its art inventory, thereby, increasing the total value allowance to $2,500,000 as of October 31, 1996 compared to $1,000,000 and $500,000 at October 31, 1995 and 1994, respectively. These estimates are based in part on the Company s history of losses sustained on art sales in the current and previous years.

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

     The Company s plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels  used  by  the  Company  for  disposal  of its art inventory.  The proceeds
from these sales are used to reduce the Company s outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1996. Because of t h e available alternatives, the Company does not anticipate any extraordinary losses associated with the art inventory in fiscal 1997.


Art Revenues

     Art revenues for the three months ended January 31, 1997 of $18,000 decreased $86,000 or 82.7% from $104,000 for the same period in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (83.5% and 100.0%) and commission income on sale of art owned by third parties (16.5% and 0.0%) for the three month periods ended January 31, 1997 and 1996, respectively. The Company s art inventory was reduced through sales by $24,000 in the first quarter of fiscal 1997.


Art Expenses

     Art expenses for the three months ended January 31, 1997 of $34,000 decreased by $196,000 (85.1%) from $231,000 for the same period in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (71.0% and 95.2%) and selling, general and administrative expenses (29.0% and 4.8%) for the three month periods ended January 31, 1997 and 1996, respectively.



General and Administrative

     General and administrative expenses for the three months ended January 31, 1997 of $313,000 decreased $16,000 (4.8%) from $329,000 for the same period in 1996. The major components of general and administrative expenses are officers salaries (34.5% and 32.8%), rent (9.7% and 8.9%), legal and professional fees (10.1% and 9.6%), insurance (11.5% and 10.7%)


and office salaries (10.8% and 10.3%) for the three month periods ended January 31, 1997 and 1996, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1997.


Gain (loss) on Mark-to-Market of Investments

     Canal recognized a loss of $129,000 for the three month period ended January 31, 1997 on the mark-to-market of its investments. There was no similar loss recorded in fiscal 1996.


Interest and Other Income

     Interest and other income for the three months ended January 31, 1997 increased to $77,000 from $4,000 for the same period in 1996. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.



Interest Expense

     Interest expense for the three months ended January 31, 1997 decreased 33.1% to $266,000 as compared to $397,000 for the same period in 1996. The 1997 decrease is due primarily to a $3,449,000 reduction in aggregate debt outstanding at January 31, 1997 as compared to January 31, 1996. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.





















Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at January 31, 1997 of approximately $1.3 million, is involved in various litigations and on December 31, 1996 defaulted on its obligation to repay a $500,000 note. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. The financial statements doe not include any adjustments that might result from the resolution of these other uncertainties. The accompanying financial statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On May 22, 1995 Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds form the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1996, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all of its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995.

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



     Cash and cash equivalents of $4,000 at January 31, 1997 decreased $7,000 or 63.6% from $11,000 at October 31, 1996. Net cash used by operations in fiscal 1997 was $479,000. Substantially all of the 1997 net proceeds from the sale of real estate of $279,000 and the proceeds from the sale of art of $18,000 was used to reduce outstanding debt and accrued expenses.

     During fiscal 1997 Canal reduced its variable rate mortgage notes by $102,000 and other long-term debt by $50,000 for a net 1997 debt reduction of $152,000. This was offset by a transfer to long-term debt from accounts payable and accrued expenses in the amount of $325,000.

     At January 31, 1997 the Company s current liabilities exceeded current assets by $1.3 million, a decrease of $0.1 million from October 31, 1996. The 1997 decrease is due primarily to a net decrease in aggregate outstanding debt. The only required principal repayments under Canal s debt agreements for fiscal 1997 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.

     The Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company s annual revenues. The lessee under the Lease is currently experiencing financial difficulties related primarily to a cattle feeding and financing business the lessee entered into after purchasing Canal s stockyard operations. While the payments under the Lease are current, the lessee is in default under the terms of certain other leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. However, the Company is working with the lessee and expects all
arrears due to the Company to be paid in the   coming  months.    The
Company has explored the availability of alternative tenants for the stockyard properties covered by the Lease and its confident that should the need arise thee are adequate alternatives available to the Company which will protect a substantial portion of the revenue stream from the Lease.

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




Date:  March 10, 1997



