Form 10-Q
period 1997-04-30
CANAL CAPITAL CORP
filed 1997-06-12
CIK 101821

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended April 30, 1997

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


   Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


       Title of each class          Shares outstanding at May 31, 1997
   Common stock, $0.01 par value                4,326,930

   (This document contains 27 pages)


                              CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                               APRIL 30, 1997 AND OCTOBER 31, 1996


                                      APRIL 30,          OCTOBER 31,
                                        1997                1996
                                    (UNAUDITED)           (AUDITED)

   ASSETS:

   CURRENT ASSETS:

    CASH AND CASH EQUIVALENTS       $ 1,475,580         $    10,632
    RESTRICTED CASH AND CASH EQUIVALENTS470,000             470,000
    NOTES AND ACCOUNTS RECEIVABLE       195,803             295,202
    ART INVENTORY, NET OF A VALUATION
     ALLOWANCE OF $ 500,000  AT
     APRIL 30, 1997 AND
     OCTOBER 31, 1996, RESPECTIVELY     500,000             500,000
    INVESTMENTS                         361,267             535,558
    PREPAID EXPENSES                    201,507             203,238

     TOTAL CURRENT ASSETS             3,204,157           2,014,630




   NON-CURRENT ASSETS:

    PROPERTY ON OPERATING LEASES, NET OF
     ACCUMULATED DEPRECIATION OF $ 5,948,644
     AND $ 5,753,088 AT APRIL 30, 1997 AND
     OCTOBER 31, 1996,
     RESPECTIVELY                     6,632,945           7,105,534


    ART INVENTORY NON-CURRENT, NET OF
    VALUATION ALLOWANCE OF $ 2,000,000
    AT APRIL 30, 1997 AND OCTOBER 31,
    1996, RESPECTIVELY                3,063,888           3,089,088





   OTHER ASSETS:

    PROPERTY HELD FOR
     DEVELOPMENT OR RESALE           2,660,604           2,938,905
    DEFERRED LEASING AND
     FINANCING COSTS                    68,112              92,919
    DEPOSITS AND OTHER                 233,625             248,132

                                     2,962,341           3,279,956

                                   $15,863,331         $15,489,208
                                  ============         ===========

                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     APRIL 30, 1997 AND OCTOBER 31, 1996

                                   APRIL 30,        OCTOBER 31,
                                      1997              1996
                                  (UNAUDITED)         (AUDITED)
   LIABILITIES & STOCKHOLDERS' EQUITY:

   CURRENT LIABILITIES:
    CURRENT PORTION OF LONG-TERM
     DEBT RELATED PARTY         $    400,000       $    500,000
    CURRENT PORTION OF LONG-TERM DEBT 64,000             64,000
    ACCOUNTS PAYABLE AND
      ACCRUED EXPENSES             1,950,975          1,984,692
    ACCRUED LITIGATION SETTLEMENT    450,000            850,000
    INCOME TAXES PAYABLE              15,457             27,877

    TOTAL CURRENT LIABILITIES      2,880,432          3,426,569


   LONG-TERM DEBT, LESS
    CURRENT PORTION                6,411,663          6,130,769
   LONG-TERM DEBT, LESS
    CURRENT PORTION-RELATED PARTY    747,000            849,000

                                   7,158,663          6,979,769

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $0.01 PAR VALUE:
    5,000,000 SHARES AUTHORIZED; 2,903,702 AND
    2,703,299 SHARES ISSUED AND OUTSTANDING
    AT APRIL 30, 1997 AND OCTOBER 31, 1996,
    RESPECTIVELY AND AGGREGATE LIQUIDATION
    PREFERENCE OF $ 29,037,020 AND $ 27,032,990
    AT APRIL 30, 1997 AND OCTOBER 31, 1996
    RESPECTIVELY                      29,037              27,033

   COMMON STOCK, $0.01 PAR VALUE:
    10,000,000 SHARES AUTHORIZED; 5,313,794
    SHARES ISSUED AND OUTSTANDING AT
    APRIL 30, 1997 AND OCTOBER 31, 1996,
    RESPECTIVELY                      53,138              53,138

   PAID-IN CAPITAL                26,735,136          26,636,939

   RETAINED EARNINGS (DEFICIT)    (8,369,834)         (9,010,999)

    LESS-VALUATION RESERVE        (1,619,696)         (1,619,696)

    LESS-986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST   (11,003,545)        (11,003,545)

                                   5,824,236           5,082,870
                                $ 15,863,331        $ 15,489,208
                                =============       =============

                              CANAL CAPITAL CORPORATION & SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996



                                                   1997            1996

                                               (UNAUDITED)     (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                    $ 2,262,000     $   476,627
       RENTAL INCOME                              834,760       1,073,330
       GROUND LEASE INCOME                        462,000         468,000
       VOLUME BASED RENTAL INCOME                  52,409         366,525
       OTHER INCOME                                 8,472           3,550

                                                3,619,641       2,388,032


    REAL ESTATE EXPENSES:
       COST OF REAL ESTATE SOLD                   796,131         159,733
       LABOR, OPERATING AND MAINTENANCE           437,798         482,663
       DEPRECIATION AND AMORTIZATION              184,446         183,192
       TAXES OTHER THAN INCOME TAXES              149,400         180,000
       PROVISION FOR LITIGATION SETTLEMENT              0               0
       GENERAL AND ADMINISTRATIVE                  53,657          54,250

                                                1,621,432       1,059,838

   INCOME FROM REAL ESTATE OPERATIONS           1,998,209       1,328,194


   ART OPERATIONS:
    ART REVENUES:
       SALES                                       17,300         108,900
       OTHER REVENUES                               2,982               0

                                                   20,282         108,900


    ART EXPENSES:
       COST OF ART SOLD                            26,558         226,581
       VALUATION RESERVE                                0               0
       SELLING, GENERAL AND ADMINISTRATIVE         20,491          25,011

                                                   47,049         251,592

   LOSS FROM ART OPERATIONS                       (26,767)       (142,692)

                         CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                   Continued ...


                                                   1997           1996

                                               (UNAUDITED)     (UNAUDITED)


   GENERAL AND ADMINISTRATIVE EXPENSE        $  (619,754)     $  (637,143)


   INCOME (LOSS) FROM OPERATIONS               1,351,688          548,359


   OTHER INCOME (EXPENSE):
     GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
     GAIN (LOSS) ON MARK-TO-MARKET OF
       INVESTMENTS                              (174,291)               0
     INTEREST & OTHER INCOME                      78,858            7,799
     INTEREST EXPENSE                           (448,433)        (696,012)
     INTEREST EXPENSE-RELATED PARTY              (77,000)         (87,000)

                                                (620,866)        (775,213)


   GAIN (LOSS) BEFORE PROVISION FOR INCOME
     TAXES                                       730,822         (226,854)

   PROVISION (BENEFIT) FOR INCOME TAXES                0                0

   NET INCOME (LOSS)                             730,822         (226,854)

   PREFERRED STOCK DIVIDEND                      (89,657)         (78,265)

   NET INCOME (LOSS) APPLICABLE TO COMMON
    SHARES                                   $   641,165     $   (305,119)
                                             =============    ============


   NET INCOME (LOSS) PER COMMON SHARE        $      0.15     $     (0.07)
                                             =============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996



                                                   1997            1996

                                               (UNAUDITED)     (UNAUDITED)


   REAL ESTATE OPERATIONS:
    REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                    $ 1,983,000     $         0
       RENTAL INCOME                              397,404         536,912
       GROUND LEASE INCOME                        231,000         234,000
       VOLUME BASED RENTAL INCOME                  21,974         162,523
       OTHER INCOME                                 4,378           1,943

                                                2,637,756         935,378


    REAL ESTATE EXPENSES:
       COST OF REAL ESTATE SOLD                   676,059               0
       LABOR, OPERATING AND MAINTENANCE           220,580         243,939
       DEPRECIATION AND AMORTIZATION               92,401          91,779
       TAXES OTHER THAN INCOME TAXES               74,700          90,000
       PROVISION FOR LITIGATION SETTLEMENT              0               0
       GENERAL AND ADMINISTRATIVE                  25,963          25,940

                                                1,089,703         451,658

   INCOME FROM REAL ESTATE OPERATIONS           1,548,053         483,720



   ART OPERATIONS:
    ART REVENUES:
       SALES                                        2,200           4,500
       OTHER REVENUES                                   0               0

                                                    2,200           4,500

    ART EXPENSES:
       COST OF ART SOLD                             2,200           6,948
       VALUATION RESERVE                                0               0
       SELLING, GENERAL AND ADMINISTRATIVE         10,541          13,843

                                                   12,741          20,791

   LOSS FROM ART OPERATIONS                       (10,541)        (16,291)

                        CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                   Continued ...


                                                   1997           1996

                                               (UNAUDITED)     (UNAUDITED)


   GENERAL AND ADMINISTRATIVE EXPENSE        $  (306,986)     $  (308,503)

   INCOME (LOSS) FROM OPERATIONS               1,230,526          158,926


   OTHER INCOME (EXPENSE):
     GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
     GAIN (LOSS) ON MARK-TO-MARKET OF
       INVESTMENTS                               (45,158)               0
     INTEREST & OTHER INCOME                       1,775            4,238
     INTEREST EXPENSE                           (223,770)        (343,954)
     INTEREST EXPENSE-RELATED PARTY              (36,000)         (42,000)

                                                (303,153)        (381,716)

   GAIN (LOSS) BEFORE PROVISION FOR INCOME
     TAXES                                       927,373         (222,790)

   PROVISION (BENEFIT) FOR INCOME TAXES                0                0

   NET INCOME (LOSS)                             927,373         (222,790)

   PREFERRED STOCK DIVIDEND                      (45,715)         (39,924)

   NET INCOME (LOSS) APPLICABLE TO COMMON
    SHARES                                   $   881,658      $  (262,714)
                                             =============    ============


   NET INCOME (LOSS) PER COMMON SHARE        $      0.20      $     (0.06)
                                             =============    ============

                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996


                                              1997              1996
                                         (UNAUDITED)       (UNAUDITED)

   CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                    $   730,822       $ (226,854)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
      PROVISION FOR LITIGATION SETTLEMENT     (75,000)               0
      DEPRECIATION AND AMORTIZATION           195,555          194,647
      GAIN  ON SALES OF REAL ESTATE        (1,465,869)        (316,894)
      GAIN FROM SALE OF INVESTMENTS                 0                0
      VALUATION RESERVE - ART INVENTORY             0                0
      (GAIN )LOSS ON MARK-TO-MARKET OF
        INVESTMENTS                           174,291                0

   CHANGES IN ASSETS AND LIABILITIES:
     NOTES AND ACCOUNTS RECEIVABLES, NET       99,399          (71,086)
     ART INVENTORY, NET                        25,200          148,189
     PREPAID EXPENSES AND OTHER, NET          (78,640)          53,387
     PAYABLES AND ACCRUED EXPENSES, NET      (446,137)        (108,994)
   NET CASH (USED) PROVIDED
       BY OPERATING ACTIVITIES               (840,379)        (327,605)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     PROCEEDS FROM SALES OF REAL ESTATE     2,262,000          476,627
     PROCEEDS FROM SALE OF INVESTMENTS              0                0
     CAPITAL EXPENDITURES                     (35,567)         (43,129)
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES                     2,226,433          433,498

   CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM LONG-TERM DEBT-RELATED
       PARTIES                                      0                0
     TRANSFERS TO LONG-TERM                   325,000                0
     REPAYMENT OF LONG-TERM
       DEBT OBLIGATIONS                      (246,106)        (250,075)
   NET CASH USED BY FINANCING ACTIVITIES       78,894         (250,075)

   (INCREASE) IN RESTRICTED CASH AND
     CASH EQUIVALENTS                               0                0

   NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                            1,464,948         (144,182)
   CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                        10,632          114,750

   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                         $ 1,475,580      $   (29,432)
                                          ============     ============

   NOTE:    Canal made federal and state income tax payments of $12,000 and
   $24,000 and interest payments of $525,000 and $780,000 in the six month periods ended April 30, 1997 and 1996, respectively.
                                       8


                  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED OCTOBER 31, 1996 (AUDITED) AND
              FOR THE SIX MONTHS ENDED APRIL 30, 1997 (UNAUDITED)


                               COMMON STOCK        PREFERRED STOCK
                               NUMBER               NUMBER
                                 OF                  OF
                               SHARES   AMOUNT      SHARES       AMOUNT

   BALANCE, OCTOBER 31, 1995 5,313,794   $53,138    2,358,542    $23,585
    NET INCOME (LOSS)                0         0            0          0
    PREFERRED STOCK DIVIDEND         0         0      344,757      3,448
    RESERVE                          0         0            0          0
                            --------------------   ---------------------
   BALANCE, OCTOBER 31, 1996 5,313,794   $53,138    2,703,299    $27,033
    NET INCOME (LOSS)                0         0            0          0
    PREFERRED STOCK DIVIDEND         0         0      200,403      2,004
    RESERVE                          0         0            0          0
                            --------------------   ---------------------
   BALANCE, APRIL 30, 1997   5,313,794   $53,138    2,903,702    $29,037
                            ====================   =====================

                                     RETAINED                   TREASURY
                         PAID-IN     EARNINGS     VALUATION       STOCK
                         CAPITAL     DEFICIT      RESERVE       AT COST

   BALANCE,OCT 31,1995$26,468,008($9,690,693)   ($1,736,671)  ($11,003,545)
    NET INCOME (LOSS)           0     41,733              0             0
   PFD STOCK DIVIDEND    168,931    (162,039)             0             0
    RESERVE                     0           0        116,975            0
                       ----------  ------------   ------------  -----------

   BALANCE,OCT31,1996$26,636,939 ($9,010,999)   ($1,619,696)  ($11,003,545)
    NET INCOME (LOSS)          0     730,822              0              0
    PFD STOCK DIVIDEND   98,197      (89,657)             0              0
    RESERVE                    0           0              0              0
                      ---------- -------------   ------------  ----------

   BALANCE,APR30,1997$26,735,136  $8,369,834)   ($1,619,696)  ($11,003,545)
                    ===========  =============  ============= =============

                  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED APRIL 30, 1997
                                  (UNAUDITED)



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

        While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at April 30, 1997 (after reflecting a $1.2 million debt repayment made on May 1, 1997) of approximately $876,000, and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements do not include any adjustments that might  result  from  the  resolution  of these other uncertainties.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        In the past three years, Canal has made significant cuts in expenditures, primarily in salaries and other overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its cost cutting program and planned reduction of its art inventory and its real estate sales will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions, sell real estate or that its cost cutting program in itself will be sufficient to fund operating cash requirements.

   2.   Interim Financial Statements

        The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of


   April 30, 1997 and the results of its operations and its cash flows for the six month period ended April 30, 1997. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1996 and the notes thereto which are contained in Canal s 1996 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1997.


   3.   Reclassification

        Certain prior year amounts have been reclassified to conform to the current year s presentation.


   4.   Notes Receivable

        Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at April 30, 1997 and October 31, 1996.



   5.   INVESTMENTS

        Canal s investments consisted of the following:

       (Thousands of Dollars)         April 30, 1997     October 31, 1996

       Aggregate market value..........   $ 361                $ 535

       Aggregate carrying value........   $ 361                $ 535

       Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At April 30, 1997, 100% of the market value of Canal s investments was invested in equity securities of this company in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.


   6.   ART OPERATIONS

        Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale. The representation agreement expired December 1, 1994 a n d Canal now operates independently in the marketing of its contemporary art inventory.

        Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory t h r ough various consignment agreements and at public auctions. Antiquities and contemporary art represented 64% ($2,286,625) and 36% ($1,277,263) and 64% ($2,311,825) and 36% ($1,277,263) of total art inventory at April 30, 1997 and October 31, 1996, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

        Canal has its art inventory appraised by an independent appraiser annually. The 1996 appraisal covered approximately 66% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 34% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1996

   Canal recognized a $1,500,000 valuation allowance against its art i n ventory, thereby, increasing the total valuation allowance to $2,500,000 as of October 31, 1996 as compared to $1,000,000 and $500,000 at October 31, 1995 and 1994, respectively. These estimates were based in part on the Company s history of losses sustained on art sales in the current and previous years.

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

        Canal s art operations have generated operating losses of $27,000 and $143,000 on revenues of $20,000 and $109,000 for the six months ended April 30, 1997 and 1996, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


        I n ventory on Consignment - The Company had $2,023,000 and $1,268,000 of art inventory on consignment with third party dealers at April 30, 1997 and October 31, 1996, respectively.


   7.   Property and Equipment

        Included in property and equipment were the cost of buildings of approximately $5 million at April 30, 1997 and October 31, 1996.

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

   9.   BORROWINGS

        At April 30, 1997, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                              April 30,       October 31,
                                                 1997            1996
                                             (Unaudited)        (Audited)
   (Thousands of Dollars)
   Variable rate mortgage notes due
    May 15, 1998.............................   $ 3,960         $ 3,960
   Variable rate mortgage notes due
    September 15, 1998 - related party.......       747             849
   11% mortgage note; original principal
    amount $1,697; due April 1, 2011;
    payable in monthly installments
    (including interest) of $17..............     1,303           1,336
   9.5% mortgage note; original principal
    amount $472; due November 1, 2012,
    payable in monthly installments
    (including interest) of $4...............       410             414
   10 1/2% mortgage note (adjusted
    periodically to prime plus 1 3/4%);
    original principal amount $556 due
    January 15, 2013; payable in monthly
    installments (including interest) of $6..       478             485

   Other Note - Related Party................       400             500

   Other.....................................       325               0

   Total ....................................     7,623           7,544

   Less -- current maturities ...............       464             564

   Long-term debt ...........................   $ 7,159         $ 6,980
                                      14



        On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis.

        The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all of its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995. On May 1, 1997, the Company repaid $1.2 million of these notes from the proceeds of an April 30, 1997 real estate sale.

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

        In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the


                                      15





   Company to meet its obligations under its secured credit line. On February 14, 1997, these notes were extended to December 31, 1997. The Company agreed to increase the interest rate to prime (8.50% at April 30, 1997) and pay down $100,000 no later than March 31, 1997.





                     Management s Discussion and Analysis
               Of Results of Operations and Financial Condition
                    For the Six Months Ended April 30, 1997


   Results of Operations - General

        While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at April 30, 1997 (after reflecting a $1.2 million debt repayment made on May 1, 1997) of approximately $876,000, and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements do not include any adjustments that m i ght result from the resolution of these other uncertainties. Furthermore, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Canal recognized net income of $731,000 and $927,000 for the six and three month periods ended April 30, 1997 as compared to net losses of $227,000 and $223,000 for the same periods in fiscal 1996, respectively. After recognition of preferred stock dividend payments of $90,000 and $46,000 for the six and three month periods ended April 30, 1997 and $78,000 and $40,000 for the same periods in fiscal 1996, respectively, the results attributable to common stockholders were net income of $641,000 and $882,000 for the six and three month periods ended April 30, 1997 as compared to net losses of $305,000 and $263,000 for the same periods in fiscal 1996, respectively. Included in the current year results are gains on the sales of real estate of $1,466,000, other income of $75,000 representing a reduction in the provision for litigation settlement and a $174,000 loss on the mark-to-market of investments.

        Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $1,143,000 or 45.8% to $3,640,000 and by $1,700,000 or
   180.9% to $2,640,000 for the six and three month periods ended April 30, 1997, respectively, as compared to the revenues for the same periods in fiscal 1996. The 1997 increase is due primarily to a $1,785,000 increase in revenues from the sale of real estate, offset to a certain extent by a $314,000 reduction in volume based rental income, a $239,000 decrease in rental income and a $89,000 reduction in art revenues.

   Real Estate Revenues

        Real estate revenues for the six months ended April 30, 1997 of $3,620,000 accounted for 99.4% of the year to date revenues as compared to real estate revenues of $2,388,000 or 95.6% for the same period in
   1996.    Real  estate  revenues  are  comprised  of  rental  income from
   Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (23.1% and 45.0%), Ground lease income (12.8% and 19.6%), volume based rental income (1.4% and 15.4%) and sale of real estate and other income (62.7% and 20.0%) for the three months ended April 30, 1997 and 1996, respectively. The 1997 revenue increase is due primarily to a $1,785,000 increase in revenues from the sale of real estate, offset to a certain extent by reductions in rental income ($239,000) and volume based rental income ($314,000). The decrease in rental income is due to the December 1996 loss of the largest tenant (State of Minnesota) in Canal s South St. Paul, Minnesota Exchange Building as well as the continued consolidation of other stockyards related tenants. The decrease in volume based rental income is the result of Canal s September 1996 sale of the John Morrell property located in Sioux
   City, Iowa.   The changes in percentages  in  the  year  to  year
   comparisons are due primarily to the significant increase in real estate sales for fiscal 1997.

        Real estate revenues for the three months ended April 30, 1997 of $2,638,000 accounted for 99.9% of the second quarter revenues as compared to real estate revenues of $935,000 or 99.5% for the same period in 1996. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (15.1% and 57.4%), Ground lease income (8.8% and 25.0%), volume based rental income (0.8% and 17.4%) and sale of real estate and other income (75.3% and 0.2%) for the three months ended April 30, 1997 and 1996, respectively.

   Real Estate Expenses

        Real estate expenses for the six months ended April 30, 1997 of $1,621,000 increased by $561,000 (53.0%) from $1,060,000 for the same period in 1996. Real estate expenses were comprised of labor, operating and maintenance (27.0% and 45.5%), depreciation and amortization (11.4% and 17.3%), taxes other than income taxes (9,2% and 17.0%), cost of real estate sold (49.1% and 15.1%) and general and administrative expenses (3.3% and 5.1%) for the six months ended April 30, 1997 and 1996, respectively. The 1997 increase in real estate expenses is due primarily to the $636,000 increase in cost of real estate sales. The percentage variations in year to year comparison is also due primarily to the increase in the cost of real estate sold for fiscal 1997.


        Real estate expenses for the three months ended April 30, 1997 of $1,090,000 increased by $638,000 (141.3%) from $452,000 for the same period in 1996. Real estate expenses were comprised of labor, operating and maintenance (20.2% and 54.1%), depreciation and amortization (8.5% and 20.3%), taxes other than income taxes (6.9% and 19.9%), cost of real estate sold (62.0% and 0.0%) and general and administrative expenses (2.4% and 5.7%) for the three months ended April 30, 1997 and 1996, respectively.


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


   Art Revenues

        Art revenues for the six months ended April 30, 1997 of $20,000 decreased $89,000 or 81.4% from $109,000 for the same period in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (85.3% and 100.0%) and commission income on sale of art owned by third parties (14.7% and 0.0%) for the six month periods ended April 30, 1997 and 1996, respectively. The Company s art inventory was reduced through sales by $27,000 in the first half of fiscal 1997.

        Art revenues for the three months ended April 30, 1997 of $2,000 decreased $2,000 or 51.1% from $5,000 for the same period in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended April 30, 1997 and 1996, respectively.


   Art Expenses

        Art expenses for the six months ended April 30, 1997 of $47,000 decreased by $205,000 (81.3%) from $252,000 for the same period in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (56.5% and 90.1%) and selling, general and administrative expenses (43.5% and 9.9%) for the six month periods ended April 30, 1997 and 1996, respectively.

        Art expenses for the three months ended April 30, 1997 of $13,000 decreased by $8,000 (38.7%) from $21,000 for the same period in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (17.3% and 33.4%) and selling, general and administrative expenses (82.7% and 66.6%) for the three month periods ended April 30, 1997 and 1996, respectively.


   General and Administrative

        General and administrative expenses for the six months ended April 30, 1997 of $620,000 decreased $17,000 (2.7%) from $637,000 for the same period in 1996. The major components of general and administrative expenses are officers salaries (34.8% and 33.8%), rent (9.8% and 9.3%), legal and professional fees (10.2% and 9.9%), insurance (11.6% and 11.1%) and office salaries (10.9% and 10.7%) for the six month periods ended April 30, 1997 and 1996, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1997.

        General and administrative expenses for the three months ended April 30, 1997 of $307,000 decreased $2,000 (0.5%) from $309,000 for the same period in 1996. The major components of general and administrative expenses are officers salaries (35.1% and 34.9%), rent (9.9% and 9.8%), legal and professional fees (10.3% and 10.2%), insurance (11.7% and 11.4%) and office salaries (10.9% and 11.0%) for the three month periods ended April 30, 1997 and 1996, respectively.


   Gain (loss) on Mark-to-Market of Investments

        Canal recognized a losses of $174,000 and $45,000 for the six and three month periods ended April 30, 1997, respectively, on the mark-to-market of its investments. There was no similar loss recorded in fiscal 1996.


   Interest and Other Income

        Interest and other income for the six months ended April 30, 1997 increased to $79,000 from $8,000 for the same period in 1996. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.

        Interest and other income for the three months ended April 30, 1997 decreased to $2,000 from $4,000 for the same period in 1996.

   Interest Expense

        Interest expense for the six months ended April 30, 1997 decreased 32.9% to $525,000 as compared to $783,000 for the same period in 1996. The 1997 decrease is due primarily to a $3,558,000 reduction in aggregate debt outstanding at April 30, 1997 as compared to the same period in 1996. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

        Interest expense for the three months ended April 30, 1997 decreased 32.7% to $260,000 as compared to $386,000 for the same period in 1996.























   Capital Resources and Liquidity

        While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at April 30, 1997 (after giving effect to a $1.2 million debt repayment made on May 1, 1997) of approximately $826,000 and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements do not include any adjustments that m i ght result from the resolution of these other uncertainties. Furthermore, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

        Cash and cash equivalents of $1,476,000 at April 30, 1997 increased $1,465,000 from $11,000 at October 31, 1996. The cash balance at April 30, 1997 is a result of closing a $1.9 million dollar real estate sale on April 30, 1997. As required under its debt agreements, Canal made principal repayments of $1,240,000 and paid down accounts payable and accrued expenses by approximately $250,000 in the first week of May 1997. Net cash used by operations in fiscal 1997 was $840,000. Substantially all of the 1997 net proceeds from the sale of real estate of $2,262,000 and the proceeds from the sale of art of $20,000 was used to reduce outstanding debt and accrued expenses.

        During fiscal 1997 Canal (excluding the May 1997 payments discussed above) reduced its variable rate mortgage notes by $100,000 and other long-term debt by $144,000 for a net 1997 debt reduction of $244,000. This was offset by a transfer to long-term debt from accounts payable and accrued expenses in the amount of $325,000.

        At April 30, 1997 (after giving effect to a $1.2 million debt repayment made on May 1, 1997) the Company s current liabilities exceeded current assets by $876,000, a decrease of $0.5 million from October 31, 1996. The 1997 decrease is due primarily to a net decrease in aggregate outstanding debt. The only required principal repayments under Canal s debt agreements for fiscal 1997 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.

        The Company leases 139 acres of land (at five locations) to a stockyard operator. This lease represents approximately 25% of the Company s annual revenues. The lessee under the Lease is currently experiencing financial difficulties related primarily to a cattle feeding and financing business the lessee entered into after purchasing Canal s stockyard operations. While the payments under the Lease are current, the lessee was in default under the terms of certain other leases it has with the Company for office space at various locations. The cross default provisions of these leases puts the lessee in technical default of the Lease. The Company has reached agreement with the stockyard operator for repayment of all arrears over the balance of the lease term. Currently, all payments due under the revised agreement have been made by the stockyard operator.



        Management believes that the 1997 cash flow from operations combined with the proceeds from the sales of real estate and art will be sufficient to support its ongoing operations.


































                                    PART II

                               OTHER INFORMATION
























                                      26




   Item 1:        Legal Proceedings:

                  See Item 3 of Canal s October 31, 1996 Form 10-K.

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




   Date: June 11, 1997





















