Form 10-Q
period 1997-07-31
CANAL CAPITAL CORP
filed 1997-09-12
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended July 31, 1997

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


    Title of each class          Shares outstanding at August 31, 1997
Common stock, $0.01 par value                4,326,930

(This document contains 27 pages)


                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JULY 31, 1997 AND OCTOBER 31, 1996


                                        JULY 31,        OCTOBER 31,
                                          1997             1996
                                       (UNAUDITED)       (AUDITED)

ASSETS:

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS            $   (36,150)     $    10,632
 RESTRICTED CASH AND CASH EQUIVALENTS     470,000          470,000
 NOTES AND ACCOUNTS RECEIVABLE            262,419          295,202
 ART INVENTORY, NET OF A VALUATION
 ALLOWANCE OF $ 500,000  AT JULY 31,
 1997 AND OCTOBER 31, 1996, RESPECTIVELY  500,000          500,000
 INVESTMENTS                              858,009          535,558
 PREPAID EXPENSES                         217,171          203,238

  TOTAL CURRENT ASSETS                  2,271,449        2,014,630



NON-CURRENT ASSETS:

 PROPERTY ON OPERATING LEASES, NET OF
 ACCUMULATED DEPRECIATION OF $ 4,046,937
 AND $ 5,753,088 AT JULY 31, 1997 AND
 OCTOBER 31, 1996, RESPECTIVELY         6,542,454        7,105,534


 ART INVENTORY NON-CURRENT, NET OF
 VALUATION ALLOWANCE OF $ 2,000,000
 AT JULY 31, 1997 AND OCTOBER 31,
   1996, RESPECTIVELY                    2,714,352       3,089,088





OTHER ASSETS:

 PROPERTY HELD FOR DEVELOPMENT OR RESALE 2,640,805       2,938,905
 DEFERRED LEASING AND FINANCING COSTS       53,884          92,919
 DEPOSITS AND OTHER                        232,500         248,132

                                         2,927,189        3,279,956

                                       $14,455,444      $15,489,208
                                      ============      ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    JULY 31, 1997 AND OCTOBER 31, 1996

                                        JULY 31,     OCTOBER 31,
                                          1997         1996
                                      (UNAUDITED)    (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM
  DEBT RELATED PARTY                $    360,000    $    500,000
CURRENT PORTION OF LONG-TERM DEBT      2,719,000          64,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES  1,848,808       1,984,692
ACCRUED LITIGATION SETTLEMENT            450,000         850,000
INCOME TAXES PAYABLE                     211,621          27,877

         TOTAL CURRENT LIABILITIES     5,589,429       3,426,569


LONG-TERM DEBT, LESS CURRENT PORTION   2,429,610       6,130,769
LONG-TERM DEBT, LESS CURRENT PORTION
     -RELATED PARTY                      710,000         849,000

                                       3,139,610       6,979,769

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 2,997,900 AND
  2,703,299 SHARES ISSUED AND OUTSTANDING
  AT JULY 31, 1997 AND OCTOBER 31, 1996,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 29,979,000 AND $ 27,032,990
  AT JULY 31, 1997 AND OCTOBER 31, 1996
    RESPECTIVELY                          29,979           27,033

  COMMON STOCK, $0.01 PAR VALUE:
   10,000,000 SHARES AUTHORIZED; 5,313,794
   SHARES ISSUED AND OUTSTANDING AT
   JULY 31, 1997 AND OCTOBER 31, 1996,
     RESPECTIVELY                          53,138           53,138

 PAID-IN CAPITAL                       26,781,294       26,636,939
 RETAINED EARNINGS (DEFICIT)           (8,514,765)      (9,010,999)
 LESS-VALUATION RESERVE                (1,619,696)      (1,619,696)
 LESS-986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST        (11,003,545)     (11,003,545)

                                        5,726,405        5,082,870

                                     $ 14,455,444     $ 15,489,208
                                    =============    =============

               CANAL CAPITAL CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996



                                             1997            1996
                                          (UNAUDITED)     (UNAUDITED)

 REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $ 2,407,000     $   612,872
    RENTAL INCOME                            1,224,675       1,581,164
    GROUND LEASE INCOME                        693,000         702,000
    VOLUME BASED RENTAL INCOME                  80,750         538,115
    OTHER INCOME                                12,274           4,609

                                             4,417,699       3,438,760

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                   845,661         232,760
    LABOR, OPERATING AND MAINTENANCE           628,342         733,586
    DEPRECIATION AND AMORTIZATION              277,089         273,670
    TAXES OTHER THAN INCOME TAXES              203,100         270,000
    PROVISION FOR LITIGATION SETTLEMENT              0         400,000
    GENERAL AND ADMINISTRATIVE                  81,722          82,648

                                             2,035,914       1,992,664


INCOME FROM REAL ESTATE OPERATIONS           2,381,785       1,446,096


ART OPERATIONS:
 ART REVENUES:
    SALES                                      107,850         108,900
    OTHER REVENUES                               2,982               0

                                               110,832         108,900


 ART EXPENSES:
    COST OF ART SOLD                           378,791         226,581
    VALUATION RESERVE                                0               0
    SELLING, GENERAL AND ADMINISTRATIVE         29,771          36,965

                                               408,562         263,546


LOSS FROM ART OPERATIONS                      (297,730)       (154,646)

                      CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                Continued ...


                                                1997           1996
                                            (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE        $  (916,612)     $  (948,831)

INCOME (LOSS) FROM OPERATIONS               1,167,443          342,619


OTHER INCOME (EXPENSE):
  GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
  GAIN (LOSS) ON MARK-TO-MARKET OF
     INVESTMENTS                              322,451                0
  INTEREST & OTHER INCOME                      80,491            9,912
  INTEREST EXPENSE                           (624,297)      (1,048,955)
  INTEREST EXPENSE-RELATED PARTY             (113,000)        (129,000)

                                             (334,355)      (1,168,043)

GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       833,088         (825,424)

PROVISION (BENEFIT) FOR INCOME TAXES         (200,000)               0

NET INCOME (LOSS)                             633,088         (825,424)

PREFERRED STOCK DIVIDEND                     (136,854)        (119,494)

NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $   496,234     $   (944,918)
                                          =============    ============

NET INCOME (LOSS) PER COMMON SHARE        $      0.11     $     (0.22)
                                          =============    ============

                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996



                                                1997            1996
                                            (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $   145,000     $   136,245
    RENTAL INCOME                              389,915         507,834
    GROUND LEASE INCOME                        231,000         234,000
    VOLUME BASED RENTAL INCOME                  28,341         171,590
    OTHER INCOME                                 3,802           1,059

                                               798,058       1,050,728

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                    49,530          73,027
    LABOR, OPERATING AND MAINTENANCE           190,544         250,923
    DEPRECIATION AND AMORTIZATION               92,643          90,478
    TAXES OTHER THAN INCOME TAXES               53,700          90,000
    PROVISION FOR LITIGATION SETTLEMENT              0         400,000
    GENERAL AND ADMINISTRATIVE                  28,065          28,398

                                               414,482         932,826


INCOME FROM REAL ESTATE OPERATIONS             383,576         117,902


ART OPERATIONS:
 ART REVENUES:
    SALES                                       90,550               0
    OTHER REVENUES                                   0               0

                                                90,550               0


 ART EXPENSES:
    COST OF ART SOLD                           352,233               0
    VALUATION RESERVE                                0               0
    SELLING, GENERAL AND ADMINISTRATIVE          9,280          11,954

                                               361,513          11,954


LOSS FROM ART OPERATIONS                      (270,963)        (11,954)


                                     6
                      CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                Continued ...


                                                1997           1996
                                            (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE        $  (296,858)     $  (311,688)

INCOME (LOSS) FROM OPERATIONS                (184,245)        (205,740)


OTHER INCOME (EXPENSE):
  GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
  GAIN (LOSS) ON MARK-TO-MARKET OF
    INVESTMENTS                               496,742                0
  INTEREST & OTHER INCOME                       1,633            2,113
  INTEREST EXPENSE                           (175,864)        (352,943)
  INTEREST EXPENSE-RELATED PARTY              (36,000)         (42,000)

                                              286,511         (392,830)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       102,266         (598,570)

PROVISION (BENEFIT) FOR INCOME TAXES         (200,000)               0

NET INCOME (LOSS)                             (97,734)        (598,570)

PREFERRED STOCK DIVIDEND                      (47,197)         (41,229)

NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $  (144,931)      $  (639,799)
                                          =============    ============

NET INCOME (LOSS) PER COMMON SHARE        $     (0.03)      $     (0.15)
                                          =============    ============














                                7


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996


                                            1997              1996
                                        (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                    $   833,088      $  (825,424)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   PROVISION FOR LITIGATION SETTLEMENT     (75,000)         400,000
   DEPRECIATION AND AMORTIZATION           294,926          290,915
   GAIN  ON SALES OF REAL ESTATE        (1,561,339)        (380,112)
   GAIN FROM SALE OF INVESTMENTS                 0                0
   VALUATION RESERVE - ART INVENTORY             0                0
   (GAIN )LOSS ON MARK-TO-MARKET OF
   INVESTMENTS                            (322,451)               0


CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET    32,783          (16,493)
     ART INVENTORY, NET                    374,736          214,164
     PREPAID EXPENSES AND OTHER, NET      (309,857)         413,816
     PAYABLES AND ACCRUED EXPENSES, NET   (352,140)        (427,708)
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES             (1,085,254)        (330,842)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE     2,407,000          612,872
  PROCEEDS FROM SALE OF INVESTMENTS              0                0
  CAPITAL EXPENDITURES                     (43,369)         (75,630)
NET CASH PROVIDED BY INVESTING ACTIVITIES2,363,631          537,242

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                      0                0
TRANSFERS TO LONG-TERM                     325,000                0
REPAYMENT OF LONG-TERM DEBT OBLI4GATIONS(1,650,159)        (341,725)
NET CASH USED BY FINANCING ACTIVITIES   (1,325,159)        (341,725)

(INCREASE) IN RESTRICTED CASH AND
  CASH EQUIVALENTS                               0                0
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                              (46,782)        (135,325)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          10,632          114,750
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $   (36,150)     $   (20,575)
                                       ============     ============

NOTE:    Canal  made  federal  and state income tax payments of $16,000 and
$33,000 and interest payments of $737,000 and $1,100,000 in the nine month periods ended July 31, 1997 and 1996, respectively.
                                     8


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1996 (AUDITED) AND
            FOR THE NINE MONTHS ENDED JULY 31, 1997 (UNAUDITED)


                              COMMON STOCK     PREFERRED STOCK
                              NUMBER           NUMBER
                               OF               OF
                            SHARES   AMOUNT     SHARES       AMOUNT

BALANCE, OCTOBER 31, 1995 5,313,794   $53,138    2,358,542    $23,585
 NET INCOME (LOSS)                0         0            0          0
 PREFERRED STOCK DIVIDEND         0         0      344,757      3,448
 RESERVE                          0         0            0          0
                         --------------------   ---------------------
BALANCE, OCTOBER 31, 1996 5,313,794   $53,138    2,703,299    $27,033
NET INCOME (LOSS)                 0         0            0          0
PREFERRED STOCK DIVIDEND          0         0      294,601      2,946
RESERVE                           0         0            0          0
                        --------------------   ---------------------
BALANCE, JULY 31, 1997    5,313,794   $53,138    2,997,900    $29,979
                         ====================   =====================


                                   RETAINED                   TREASURY
                    PAID-IN        EARNINGS     VALUATION       STOCK
                    CAPITAL         DEFICIT      RESERVE       AT COST

BAL.,OCT.31,1995$26,468,008    ($9,690,693)   ($1,736,671)  ($11,003,545)
NET INCOME(LOSS)          0        841,733              0              0
PREFERRED STOCK DIV 168,931       (162,039)             0              0
RESERVE                   0              0        116,975              0
              ---------------  -------------   ------------  ------------
BAL.,OCT.31,1996$26,636,939    ($9,010,999)   ($1,619,696)  ($11,003,545)
NET INCOME(LOSS)          0        633,088              0              0
PREFERRED STOCK DIV 144,355       (136,854)             0              0
RESERVE                   0              0              0              0
               -------------  --------------   ------------ ------------
BAL.,JUL 31,1997$26,781,294    ($8,514,765)   ($1,619,696)  ($11,003,545)
               =============  ==============  ============= =============

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED JULY 31, 1997
                                (UNAUDITED)



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

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at July 31, 1997 of approximately $3.4 million, and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements  do  not  include  any  adjustments  that  might result from the
resolution  of  these  other  uncertainties.    The  accompanying financial
statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 1997 and the results of its operations and its cash flows for the nine month period ended July 31, 1997. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1996 and the notes thereto which are contained in Canal s 1996 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1997.


3.   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year s presentation.


4.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at July 31, 1997 and October 31, 1996.


5.   INVESTMENTS

     Canal s investments consisted of the following:

    (Thousands of Dollars)         July 31, 1997     October 31, 1996

    Aggregate market value..........   $ 858                $ 535

    Aggregate carrying value........   $ 858                $ 535

        Canal recognized unrealized gains on investments of $323,000 and $55,000 for the nine months ended July 31, 1997 and the year ended October 31, 1996, respectively. Additionally, Canal has investments in the equity securities of a company in which other entities affiliated with Canal also have made investments, and which entities together comprise a group for regulatory reporting purposes. At July 31, 1997, 100% of the market value of Canal s investments was invested in equity securities of this company in which such parties held 5% or more of the outstanding equity securities of the issuer. Certain of Canal s officers and directors also serve as officers and/or directors of this company.


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


     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 68% ($2,179,089) and 32% ($1,035,263) and 64% ($2,311,825) and 36% ($1,277,263) of total art inventory at July 31,
1997 and October 31, 1996, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal s art operations have generated operating losses of $298,000 and $155,000 on revenues of $111,000 and $109,000 for the nine months ended July 31, 1997 and 1996, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


     Inventory on Consignment - The Company had $2,000,000 and $1,268,000 of art inventory on consignment with third party dealers at July 31, 1997 and October 31, 1996, respectively.


7.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $5 million at July 31, 1997 and October 31, 1996.

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

9.   BORROWINGS

     At July 31, 1997, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:
                                           July 31,       October 31,
                                              1997            1996
                                          (Unaudited)        (Audited)
(Thousands of Dollars)
Variable rate mortgage notes due
 May 15, 1998.............................   $ 2,655         $ 3,960
Variable rate mortgage notes due
 September 15, 1998 - related party.......       710             849
11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,286           1,336


9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       408             414
10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       475             485

Other Note - Related Party................       360             500

Other.....................................       325               0

Total ....................................     6,219           7,544

Less -- current maturities ...............     3,079             564

Long-term debt ...........................   $ 3,140         $ 6,980
                                     14



     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis.

     The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all of its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995. At July 31, 1997 the balance due under these notes was $2,655,000 which is classified as a current liability.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three or four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively. At July 31, 1997 the balance due under these notes was $710,000 which is classified as a long term liability.

     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000 convertible note also due December 31, 1996. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company s common stock. The notes pay quarterly interest at the rate of 7% per annum and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the

                                     15





Company to meet its obligations under its secured credit line. On February 14, 1997, these notes were extended to December 31, 1997. The Company agreed to increase the interest rate to prime (8.50% at July 31, 1997) and pay down $100,000 no later than March 31, 1997. At July 31, 1997 the balance due under these notes was $360,000 which is classified as a current liability.




































                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Nine Months Ended July 31, 1997


Results of Operations - General

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at July 31, 1997 of approximately $3.4 million, and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements do not include any adjustments that might result from the resolution of these other uncertainties. Furthermore, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized net income of $633,000 and a net loss of $98,000 for the nine and three month periods ended July 31, 1997 as compared to net losses of $825,000 and $599,000 for the same periods in fiscal 1996, respectively. After recognition of preferred stock dividend payments of $137,000 and $47,000 for the nine and three month periods ended July 31, 1997 and $119,000 and $41,000 for the same periods in fiscal 1996, respectively, the results attributable to common stockholders were net income of $496,000, and a net loss of $145,000 for the nine and three month periods ended July 31, 1997 as compared to net losses of $950,000 and $640,000 for the same periods in fiscal 1996, respectively. Included in the current year results are gains on the sales of real estate of $1,561,000, a $497,000 gain on the mark-to-market of investments and other income of $75,000 representing a reduction in the provision for litigation settlement.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $981,000 or 27.7% to $4,529,000 and decreased by $162,000 or 15.4% to $889,000 for the nine and three month periods ended July 31, 1997, respectively, as compared to the revenues for the same periods in fiscal 1996. The 1997 increase is due primarily to a $1,632,000 increase in revenues from the sale of real estate, offset to a certain extent by a $457,000 reduction in volume based rental income and a $346,000 decrease in rental income.

Real Estate Revenues


     Real estate revenues for the nine months ended July 31, 1997 of $4,418,000 accounted for 97.6% of the year to date revenues as compared to real estate revenues of $3,439,000 or 96.9% for the same period in 1996. Real estate revenues are comprised of rental income from Exchange Building


(commercial office space) rentals and other lease income from the rental of vacant land and certain structures (27.7% and 46.0%), Ground lease income (15.7% and 20.4%), volume based rental income (1.8% and 15.7%) and sale of real estate and other income (54.8% and 17.9%) for the nine months ended July 31, 1997 and 1996, respectively. The 1997 revenue increase is due primarily to a $1,794,000 increase in revenues from the sale of real estate, offset to a certain extent by reductions in rental income ($457,000) and volume based rental income ($346,000). The decrease in rental income is due to the December 1996 loss of the largest tenant (State of Minnesota) in Canal s South St. Paul, Minnesota Exchange Building as well as the continued consolidation of other stockyards related tenants. The decrease in volume based rental income is the result of Canal s September 1996 sale of the John Morrell property located in Sioux City, Iowa. The changes in percentages in the year to year comparisons are due primarily to the significant increase in real estate sales for fiscal 1997.

     Real estate revenues for the three months ended July 31, 1997 of $798,000 accounted for 89.8% of the third quarter revenues as compared to real estate revenues of $1,051,000 or 100.0% for the same period in 1996. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (48.9% and 48.3%), Ground lease income (28.9% and 22.3%), volume based rental income (3.6% and 16.3%) and sale of real estate and other income (18.6% and 13.1%) for the three months ended July 31, 1997 and 1996, respectively.

Real Estate Expenses

     Real estate expenses for the nine months ended July 31, 1997 of $2,036,000 increased by $43,000 (2.2%) from $1,993,000 for the same period in 1996. Real estate expenses were comprised of labor, operating and maintenance (30.9% and 36.8%), depreciation and amortization (13.6% and 13.7%), taxes other than income taxes (10.0% and 13.6%), cost of real estate sold (41.5% and 11.7%) and general and administrative expenses (4.0% and 23.2%) for the nine months ended July 31, 1997 and 1996, respectively. The 1997 increase in real estate expenses is due primarily to the $613,000 increase in cost of real estate sales offset by a $400,000 reduction in provision for litigation settlement. The percentage variations in year to year comparison is also due primarily to the increase in the cost of real estate sold for fiscal 1997.
                                     18



     Real estate expenses for the three months ended July 31, 1997 of $414,000 decreased by $518,000 (55.6%) from $933,000 for the same period in 1996. Real estate expenses were comprised of labor, operating and maintenance (46.0% and 26.9%), depreciation and amortization (22.3% and 9.7%), taxes other than income taxes (13.0% and 9.7%), cost of real estate sold (11.9% and 7.8%) and general and administrative expenses (6.8% and 45.9%) for the three months ended July 31, 1997 and 1996, respectively. Included in the 1996 general and administrative expenses is a $400,000 provision for litigation settlement.


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


Art Revenues

     Art revenues for the nine months ended July 31, 1997 of $111,000 decreased $2,000 or 1.8% from $109,000 for the same period in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (97.3% and 100.0%) and commission income on sale of art owned by third parties (2.7% and 0.0%) for the nine month periods ended July 31, 1997 and 1996, respectively. The Company s art inventory was reduced through sales by $375,000 in the first nine months of fiscal 1997.

     Art revenues for the three months ended July 31, 1997 of $91,000 increased $91,000 or 100.0% as compared to the same period in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 0.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended July 31, 1997 and 1996, respectively.


Art Expenses

     Art expenses for the nine months ended July 31, 1997 of $409,000 increased by $145,000 (55.0%) from $264,000 for the same period in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (92.7% and 86.0%) and selling, general and administrative expenses (7.3% and 14.0%) for the nine month periods ended July 31, 1997 and 1996, respectively.


     Art expenses for the three months ended July 31, 1997 of $362,000 increased by $350,000 from $12,000 for the same period in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (97.4% and 0.0%) and selling, general and administrative expenses (2.6% and 100.0%) for the three month periods ended July 31, 1997 and 1996, respectively.


General and Administrative

     General and administrative expenses for the nine months ended July 31, 1997 of $917,000 decreased $32,000 (3.4%) from $949,000 for the same period in 1996. The major components of general and administrative expenses are officers salaries (35.3% and 34.1%), rent (9.5% and 9.7%), legal and professional fees (10.3% and 10.0%), insurance (11.8% and 11.2%) and office salaries (10.6 and 10.7%) for the nine month periods ended July 31, 1997 and 1996, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1997.

     General and administrative expenses for the three months ended July 31, 1997 of $297,000 decreased $15,000 (4.8%) from $312,000 for the same period in 1996. The major components of general and administrative expenses are officers salaries (36.3% and 34.6%), rent (8.8% and 10.4%), legal and professional fees (10.6% and 10.4%), insurance (12.1% and 11.3%) and office salaries (10.1% and 10.9%) for the three month periods ended July 31, 1997 and 1996, respectively.


Gain (loss) on Mark-to-Market of Investments

     Canal recognized gains of $322,000 and $497,000 for the nine and three month periods ended July 31, 1997, respectively, on the mark-to-market of its investments. There was no similar activity recorded in fiscal 1996.


Interest and Other Income

     Interest and other income for the nine months ended July 31, 1997 increased to $80,000 from $10,000 for the same period in 1996. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.

     Interest and other income of $2,000 for the three months ended July 31, 1997 approximated the amount for the same period in 1996.


Interest Expense

     Interest expense for the nine months ended July 31, 1997 decreased 37.4% to $737,000 as compared to $1,178,000 for the same period in 1996. The 1997 decrease is due primarily to a $4.8 million reduction in aggregate debt outstanding at July 31, 1997 as compared to the same period in 1996. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

     Interest expense for the three months ended July 31, 1997 decreased 46.4% to $212,000 as compared to $395,000 for the same period in 1996.









Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in six of the last eight years, has a working capital deficit at July 31, 1997 of approximately $3.4 million and is involved in various litigations. A reserve has been provided in the amount of $450,000 associated with the litigation in Minnesota. However, the financial statements do not include any adjustments that might result from the resolution of these other uncertainties. Furthermore, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On May 22, 1995 Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. The new agreement, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds form the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1996, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all of its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995. At July 31, 1997 the balance due under these notes was $2,655,000 which is classified as a current liability.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998, the proceeds of which were used to repay in full the Company s secured credit line and a $650,000 note the Company issued in 1993. The purchasers of these notes included an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three or four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively. At July 31, 1997 the balance due under these notes was $710,000 which is classified as a long term liability.

     Cash and cash equivalents of a negative $36,000 at July 31, 1997 decreased $47,000 from $11,000 at October 31, 1996. Net cash used by operations in fiscal 1997 was $1,085,000. Substantially all of the 1997 net proceeds from the sale of real estate of $2,407,000 and the proceeds from the sale of art of $110,000 was used to reduce outstanding debt and accrued expenses.

     During fiscal 1997 Canal reduced its variable rate mortgage notes by $1,305,000 and other long-term debt by $345,000 for a net 1997 debt reduction of $1,650,000. This was offset by a transfer to long-term debt from accounts payable and accrued expenses in the amount of $325,000.

     At July 31, 1997 the Company s current liabilities exceeded current assets by $3.4 million, an increase of $2.0 million from October 31, 1996. The 1997 increase is due primarily to the reclassification to a current liability of the variable rate mortgage notes due May 15, 1998 in the amount of $1.7 million. The only required principal repayments under Canal s debt agreements for fiscal 1997 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.

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


Date: September 12, 1997





















