Form 10-K
period 1997-10-31
CANAL CAPITAL CORP
filed 1998-01-30
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

             X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 1997

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

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at January 15, 1998, was approximately $572,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 1998 was 4,326,929.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                   INDEX

Description                                                        Page

                                   PART I

ITEM      1.  Business............................................  1

ITEM      2   Properties..........................................  6

ITEM      3.  Legal Proceedings...................................  7

ITEM      4.  Submission of Matters to a Vote of Stockholders.....  9


                                  PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters................................. 10

ITEM      6.  Selected Financial Data............................. 11

ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations and Financial Condition....... 13

ITEM      8.  Financial Statements and Supplementary Data......... 21

ITEM      9.  Disagreements on Accounting and Financial
              Disclosure.......................................... 21


                                  PART III

ITEM     10.  Directors and Executive Officers of the Registrant.. 22

ITEM     11.  Executive Compensation.............................. 23

ITEM     12.  Security Ownership of Certain Beneficial Owners
              and Management...................................... 26

ITEM     13.  Certain Relationships and Related Transactions...... 28

                                  PART IV

ITEM     14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................. 29

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

     Canal's real estate properties located in six midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyards operations (five of which operate on land leased from the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In connection with the 1989 sale of its stockyards operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyards operations. The Lease is a ten year lease renewable at the purchaser's option for an additional ten year period, with escalating annual rentals. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards. See "Agribusiness".

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


B.   Factors That May Affect Future Results


     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company s actual results of operations and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company s control. Such factors include, without limitation: overall economic conditions; competition for tenants in the agribusiness; the ability of the Company s tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company s art operations; the effects of forgery and counterfeiting on the Company s art operations; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company s indebtedness. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words believes, estimates, plans, expects, and anticipates and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.



C.   Real Estate Operations

     General


     Real estate operations, which relate primarily to Canal's former agribusiness operations, resulted in operating income of $1.9 million, while contributing $5.2 million to Canal's revenues for fiscal 1997. Canal is involved in the management, development or sale of its agribusiness related real estate properties (as described above) at its former stockyard locations, the lease of certain property underlying the stockyards operations sold by Canal in 1989 and the revenue from a volume based rental agreement with a meat packing company located near the Fargo, North Dakota stockyards.

     In December 1996, Canal lost its largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building. This tenant represented 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement tenants for this space, it is taking an extended period of time to relet this space.


     As of October 31, 1997, there are approximately 271 acres of undeveloped land owned by Canal adjacent to its former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.

     Agribusiness

     Under the Lease, Canal has net leased 139 acres of land as well as certain stockyard facilities at five of its former stockyard locations to the group which purchased the stockyard operations. This lease is a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. Canal has renegotiated this lease as it relates to the Omaha, Nebraska property, and accordingly, Canal s fiscal 1997 revenue from this lease was $924,000. Canal is entitled to receive additional rent if the stockyard's livestock volume or cash flow (as defined) exceeds certain levels.

     Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. The Fargo, North Dakota lease is a fifty year lease expiring in 2028 with B&H Investment Company ("B&H"). This lease calls for B&H to pay Canal a per head fee for all cattle slaughtered at B&H s plant that were not purchased at the Fargo stockyards. For information on the revenues generated by this lease see Note 3 to the Consolidated Financial Statements. The Fargo, North Dakota lease is the subject of ongoing litigation. For further information about this litigation (see - Item 3 Legal Proceedings and Note 16).


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


D.   Art Operations

     General

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $1,000,000 at October 31, 1997. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.


     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 63% ($1,775,594) and 37% ($1,035,263) and 64% ($2,311,825) and 36% ($1,277,263) of total art inventory at October 31,
1997 and 1996, respectively.

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

     Art operations resulted in an operating loss of approximately $700,000 while contributing approximately $115,000 to Canal's revenues for fiscal 1997. The 1997 loss includes a $350,000 increase in the art inventory valuation allowance.


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


E.   Investments Available for Sale

      Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal s officers and directors also serve as officer and/or directors of this company. This investment (in which Canal s ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity.


F.   Employees

     At December 31, 1997, Canal had 7 employees.


ITEM 2.  Properties

     Canal's real estate properties located in six Midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operation (five of which operate on land leased from the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's m a n a gement responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 1997 include:

                                              Stockyard  Leased    Held for
                            Year    Total    Exchange    Master   to Third
Develop-
  Location      Acquired  Site(2)   Bldgs.     Lease(1)  Parties   ment (3)
St. Joseph, MO    1942     137        2           37        0        98
West Fargo, ND    1937      81        2            0       17        62
S. St. Paul, MN   1937     119        5           30       21        63
Sioux City, IA    1937      64        2           24       24        14
Omaha, NE         1976      85        2           17       34        32
Sioux Falls, SD   1937      37        0           31        4         2
    Total                  523       13          139      100       271


The following schedule shows the average occupancy rate and average rental rate at each of Canal's five Exchange Buildings:

                                1997                        1996
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN(6)         46%      $12.29            84%       $14.48
Sioux City, IA             46%      $ 4.14            63%       $ 3.59
Omaha, NE                  51%      $ 4.80            56%       $ 4.80

NOTES
(1)  Leased to the purchaser of Canal's stockyard operations.
(2)  For information with respect to mortgages and pledges see Note 7.
(3)  For information related to this see Note 2(c).
(4)  Canal has closed this building and is offering it for sale.
(5)  Per square foot.
(6) None of the leases relating to the above Exchange Buildings represents 10% or more of rental income.

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


     Canal filed a Notice of Appeal on October 8, 1996. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part the judgement in favor of Pine Valley and Canal paid Pine Valley damages and interest of $388,000 in final settlement of this suit.


     Canal Capital Corporation v. Valley Pride Pack, Inc.


     Canal commenced an action in U.S. District Court in Minnesota on October 25, 1996, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly known as Pine Valley Meats, Inc. and referred to herein as Pine Valley ) for the unpaid livestock fees and charges due under the 1936 Agreement between the predecessors of Pine Valley and Canal. Pine Valley filed a motion to dismiss Canal s complaint on the grounds that the complaint was barred on principles of issue preclusion and the Rooker-Feldman doctrine, or, that the action should be stayed pending the appeal before the Minnesota Court of Appeals in a state court suit involving the same parties. Canal agreed to dismiss the action without prejudice to its right to reinstitute the action following the Minnesota Court of Appeals decision. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part a judgement against Canal and Canal paid Pine Valley damages and interest of $388,000 in connection with the state court suit. On September 23, 1997, Canal reinstituted its lawsuit in federal court against Pine Valley for the recovery of livestock fees. Pine Valley has since brought a motion to dismiss this second federal court lawsuit on the same grounds as its motion to dismiss the first federal court lawsuit. There has been no claim asserted by Pine Valley against Canal in this second federal court lawsuit.




ITEM 4.  Submission of Matters to a Vote of Shareholders

     None.










                                  PART II



ITEM 5.  Market for the Registrant's Common Stock and Related
         Stock Matters



Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 1997 as reported on the "pink sheets" were:




                                   Fiscal 1997           Fiscal 1996
Quarter Ended                   High       Low         High        Low


October 31 .................  $   1/4 --  $ 5/16    $   1/4  --  $ 3/16
July 31 ....................      1/4 --    5/16       5/16  --    3/16
April 30 ...................      1/4 --    5/16        1/4  --    3/16
January 31 .................      1/4 --    5/16        1/4 --     1/16



     There were no cash dividends paid during fiscal 1997 or 1996. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 20, 1998, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.
















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



                       (000'S OMITTED, EXCEPT PER SHARE DATA)
YEARS ENDED OCTOBER 31,   1997      1996      1995      1994        1993

OPERATING DATA:
  REVENUES FROM CONTINUING
 OPERATIONS              $5,311    $9,049(2) $4,854(5) $8,460(4)  $4,535(3)

  NET(LOSS)INCOME FROM
 CONTINUING OPERATIONS ($1,001)   $  842(6) $1,518(9) $1,362(8) ($2,160)(7)

  EXTRAORDINARY GAIN
 ON RETIREMENT OF DEBT       0         0         0         0        366

  PROVISION FOR INCOME TAXES 0         0         0         0          0

 NET(LOSS)INCOME       ($1,001)   $  842   ($1,518)   $1,362    ($1,794)


BASIC (LOSS)INCOME PER SHARE:

NET(LOSS)INCOME BEFORE
     EXTRAORDINARY ITEM  ($0.27)    $0.16    ($0.40)    $0.23     ($0.52)

EXTRAORDINARY ITEM         0.00      0.00      0.00      0.00       0.08

NET(LOSS)INCOME          ($0.27)    $0.16    ($0.40)    $0.23     ($0.44)


DILUTED (LOSS)INCOME PER SHARE:


NET(LOSS)INCOME BEFORE
     EXTRAORDINARY ITEM ($0.27)   $0.13     ($0.40)    $0.20      ($0.52)

EXTRAORDINARY ITEM        0.00     0.00       0.00      0.00        0.08

NET(LOSS)INCOME         ($0.27)   $0.13     ($0.40)    $0.20      ($0.44)

CASH DIVIDENDS PAID      $0.00    $0.00      $0.00     $0.00       $0.00


WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC               4,327     4,327      4,352     4,476       4,327
  - DILUTED             5,327     5,327      5,352     5,170       4,933



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Continued ...)

                                     (000'S OMITTED)
AT OCTOBER 31,              1997     1996     1995     1994     1993

BALANCE SHEET DATA:

  CURRENT ASSETS           $2,151   $2,015   $1,443   $1,416   $1,321
  PROPERTY ON OPERATING
           LEASES, NET      5,323    7,106    8,385    8,708    9,784
  ART INVENTORY NON-CURRENT 2,311    3,089    4,901    5,744    6,074
  OTHER ASSETS              3,175    3,279    3,474    4,260    5,184

TOTAL ASSETS              $12,960  $15,489  $18,203  $20,128  $22,363




  CURRENT LIABILITIES      $2,068   $3,426   $2,710  $ 6,122  $15,015
  LONG-TERM DEBT            6,050    6,980   11,379    8,062    2,394
  STOCKHOLDERS' EQUITY      4,842    5,083    4,114    5,944    4,954

TOTAL LIAB. &
 STOCKHOLDERS'EQUITY      $12,960  $15,489  $18,203  $20,128  $22,363



COMMON SHARES OUTSTANDING
             AT YEAR-END    4,327    4,327    4,327    4,327    4,327


























                                                 11(a)


ITEM 6.  Selected Financial Data (continued..)


NOTES:

(1) For discussion of material uncertainties and commitments, see Notes 11 and 15 to the Consolidated Financial Statement.

(2) The revenue increase was due primarily to a $4.4 million increase in sales of real estate which was attributable to the Sioux City, Iowa lease termination and property sale.

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

(6) Includes a $3.8 million gain on the sale of real estate offset by a $1.7 million loss from art operations which included a $1.5 million increase in the art inventory valuation allowance.

(7) Includes an $873,000 write-off in connection with a lease termination, a $400,000 provision for litigation settlement and a $300,000 valuation allowance to the art inventory.

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

(10) Common and common equivalent shares have been calculated to give effect to certain convertible notes issued in March 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last nine years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 6 and 16). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized a net loss of $1.0 million for 1997 as compared to the 1996 net income of $0.8 million and the 1995 net loss of $1.5 million. After recognition of preferred stock dividend payments of $182,000 in 1997, $162,000 in 1996 and $193,000 in 1995, the results attributable to common stockholders were a net loss of $1.2 million in 1997, net income of $0.7 in 1996 and a net loss of $1.7 million in 1995. Canal s 1997 net loss of $1.0 million was due primarily to a $3.4 million decrease in income from real estate operations (due to a $2.7 million reduction in real estate sales and a $0.9 million write-down in value of certain property located in Omaha, Nebraska) offset by a $1.0 million reduction in the loss from art operations, a $0.1 million increase in other income and a $0.6 million decrease in interest expense. The 1996 net income of $0.8 million was due primarily to a $3.0 million increase in income from real estate operations (due to increased real estate sales) offset by a $1.7 million loss from art operations, which included a $1.5 million increase in the art inventory valuation allowance.

     Canal's revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have
significantly declined in recent years.   Revenues in 1997 decreased by
$3.7 million to $5.3 million as compared with 1996 revenues which had increased by $4.2 million to $9.0 million from 1995 revenues of $4.9 million. The 1997 decrease is due primarily to a $2.7 million decrease in sales of real estate. The 1996 increase was due primarily to a $4.4 million increase in real estate sales.



Capital Resources and Liquidity


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last nine years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 6 and 16). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 was classified as long term debt-related party at October 31, 1997.

      Cash and cash equivalents of $28,000 at October 31, 1997 increased $17,000 or 165.5% from $11,000 at October 31, 1996. Net cash used by operations in fiscal 1997 was $1.5 million. Substantially all of the 1997 net proceeds from the sale of real estate of $2.5 million and the proceeds from the sale of art of $0.1 million less the cash used in operations was used to reduce outstanding debt and accrued expenses.

     During 1997 Canal reduced its variable rate mortgage notes by $1.5 million and other long-term debt by $0.1 million for a net 1997 debt reduction of $1.6 million.


     At October 31, 1997 the Company s current assets exceed current liabilities by $0.1 million as compared to October 31, 1996 when the Company's current liabilities exceeded current assets by $1.4 million, which represented an increase of $0.1 million from 1995. The 1997 increase is due primarily to a decrease in the current portion of long-term debt. The only required principal repayments under Canal's debt agreements for fiscal 1998 will be from the proceeds of the sale of certain assets (if any), and approximately $0.1 million on various fixed mortgages.

     Canal continues to closely monitor and reduce where possible its overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.


1997 COMPARED TO 1996


Real Estate Revenues

     Real estate revenues for 1997 of $5.2 million accounted for 97.8% of the 1997 revenues as compared to revenues of $8.9 million or 97.8% for 1996. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (30.6% and 23.4%), Ground lease income (17.8% and 10.6%), volume based rental income (2.1% and 7.4%) and sale of real estate and other income (49.5% and 58.6%) for 1997 and 1996, respectively. The 1997 decrease is due primarily to the $2.7 million decrease in sales of real estate and the $0.9 million write down in value of the Omaha property. The percentage variations in the year to year comparisons are due to the significant decrease in real estate sales for fiscal 1997.


Real Estate Expenses

     Real estate expenses for 1997 of $3.3 million decreased by $0.3 million (8.3%) from $3.6 million in 1996. Real estate expenses are comprised of labor, operating and maintenance (25.2% and 26.7%), depreciation and amortization (10.4% and 10.0%), taxes other than income taxes (7.8% and


10.0%), cost of real estate sold (27.1% and 38.3%), provision for litigation settlement (0.0% and 12.0%) and general and administrative and other expenses (29.5% and 3.0%) for 1997 and 1996, respectively. The 1997 decrease in real estate expenses is due primarily to the $0.05 million reduction in cost of real estate sold, a $0.4 million reduction in the provision for litigation settlement offset by the $0.9 million write down in value of the Omaha property. The increase in general and administrative and other expenses reflects the 1997 $0.9 million write down in value of the Omaha property. The percentage variations in year to year comparisons is also due to the decrease in the cost of real estate sold for fiscal 1997.



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



     Canal has its art inventory appraised by independent appraisers annually. The 1997 appraisal covered approximately 49% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 51% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals
done.    In fiscal
1997 Canal recognized a $350,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $2,850,000 as of October 31, 1997 as compared to $2,500,000 and $1,000,000 at October 31, 1996 and 1995, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.


     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.


     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the minimum amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value. The Company will continually monitor the market for its art inventory and will make adjustments to the carrying value of its art inventory as such adjustments become necessary.


     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of real estate, sales of investments available for sale, raising of new capital and further restructuring of debt. Some of these measures were successfully implemented in fiscal 1997.


Art Revenues


     Art revenues for 1997 of $117,000 decreased $78,000 or 40.0% from $195,000 in 1996. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (97.5% and 100.0%) and commission income on sale of art owned by third parties (2.5% and 0.0%) for 1997 and 1996, respectively. The Company's art inventory was reduced through sales by $0.4 million and $0.3 in fiscal years 1997 and 1996, respectively.





Art Expenses


     Art expenses for 1997 of $0.08 million decreased by $1.1 million (55.9%) from $1.9 million in 1996. Art expenses (excluding valuation allowances) consisted of the cost of art sold (90.7% and 86.9%) and selling, general and administrative expenses (9.3% and 13.1%) for 1997 and 1996, respectively. Included in art expenses is a $0.4 million and a $1.5 million valuation allowance against the Company's art inventory (see Note 10 to the Consolidated Financial Statements) for fiscal years 1997 and 1996, respectively.


General and Administrative

     General and administrative expenses for 1997 of $1.3 million decreased $0.1 million (6.8%) from $1.3 million in 1996. The major components of general and administrative expenses are officers salaries (34.3% and 32.0%), rent (8.9% and 9.1%), legal and professional fees (10.0% and 9.4%), insurance (11.9% and 11.3%) and office salaries (10.0% and 10.1%) for 1997 and 1996, respectively. The percentage increases in officers salaries, legal and professional fees and insurance is a result of the aggregate decrease in total general and administrative expenses.

Interest and Other Income

     Interest and other income of $236,000 for 1997 increased $91,000 (62.2%) from $145,000 in fiscal 1996. The 1997 amounts are comprised primarily of dividend income, interest income and other income.

Interest Expense

     Interest expense for 1997 of $1.0 million decreased by $0.6 million (37.1%) from $1.5 million in 1996. The 1997 decrease is due primarily to the aggregate reduction in the outstanding debt. Interest rates on Canal's variable rate mortgage notes increased to an average of 12.00% in 1997 as compared to an average of 11.94% in 1996 and an average of 11.78% in 1995. At October 31, 1996 Canal had reduced the outstanding face value of these notes from the original $20.0 million to $2.7 million.

Other Expense

     In fiscal 1997 and 1995 Canal incurred other expenses of approximately $200,000 and $286,000, respectively. The 1997 expense was associated with the settlement of a state tax audit while the 1995 expense was due primarily to the write down of Canal s investments.

1996 COMPARED TO 1995

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



Interest and Other Income

     Interest and other income of $146,000 for fiscal 1996 decreased $18,000 (11.2%) from $164,000 in fiscal 1995. These amounts are comprised primarily of dividend and interest income and to a lesser extent the proceeds from the sale of non-essential assets.



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



ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.




































                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 1997 the Board of Directors held one meeting, and the Executive Committee held five meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

     Asher B. Edelman, age 58, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint") since March 1985 and has been
Datapoint s Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

     Michael E. Schultz, age 61, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

     Gerald N. Agranoff, age 51, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Datapoint and has been a Director of Datapoint since 1991.
Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

     Reginald Schauder, age 48, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as


Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

     There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.



ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 1997 exceeded $100,000.

             SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary

Michael E. Schultz                 1997                $ 165,000
President and Chief                1996                $ 165,000
  Executive Officer                1995                $ 162,500

Asher B. Edelman                   1997                $ 165,000
Chairman of the Board              1996                $ 165,000
  and Executive Committee          1995                $ 162,500

Reginald Schauder                  1997                $ 101,200
Vice President, Chief              1996                $ 101,200
  Financial Officer                1995                $  92,000
  Treasurer and Secretary

     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $52,000, $68,000 and $87,000 for fiscal years 1997, 1996 and 1995, respectively.


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

     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 1997. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.



                     Aggregate Option Exercises in Last


                Fiscal Year and Fiscal Year End Option Value

                        Number of Securities         Value of Unexercised
                        Underlying Unexercised       In-the-Money Options
Name                    Options at Fiscal Year End   At  Fiscal  Year End

Michael E. Schultz               255,500*                $ 8,000

Asher B. Edelman                  20,000*                $   -0-

Reginald Schauder                 19,600*                $   -0-


* All options were exercisable at October 31, 1997.


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

     During the 1997 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 1997, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.


Compensation Committee - Interlocks and Insider Participation

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

     In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. Certain funds of the Company have been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates are directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included Datapoint Corporation. The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence.



ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 1998 were:


                      SECURITIES BENEFICIALLY OWNED


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   1,769,269 (c)             40.70

Michael E. Schultz                   312,135 (c)              6.81

William G. Walters                   234,440 (b)              5.42


     (a) Under applicable regulations of the Securities and Exchange Commission (the "SEC"), a person who has or shares the power to direct the voting or disposition of stock is considered a "beneficial owner". Each individual referred to in the above table has the sole power to direct the voting and disposition of the shares shown.

     (b) The number reported herein for Mr. Walters includes 117,220 shares owned by Mr. Walters, 117,220 shares owned by Whale Securities Co., L.P., of which Mr. Walters is Chief Executive Officer. Mr. Walters has sole power to vote and dispose of the shares described herein.

     (c) For additional information about beneficial ownership see "Securities Owned by Management" below.


SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 1998, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Gerald Agranoff                       25,000 (b)              0.57

Asher B. Edelman                   1,769,269 (c)(d)          40.70

Reginald Schauder                     19,600 (e)              0.45

Michael E. Schultz                   312,135 (f)(g)           6.81

All Directors and Officers
  as a group (4 persons)           2,126,004                 48.53



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

     (c) The number reported herein for Mr. Edelman includes 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder, 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 355,250 shares of common stock owned by the Edelman


Value Fund Ltd. (the Fund ) of which Mr. Edelman is the investment manager and 31,300 shares held in Mr. Edelman's retirement plan. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund s securities. Additionally, the number reported herein for Mr. Edelman includes 142,150 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan of which Mr. Edelman serves as a trustee, 39,865 shares of common stock owned by Mr. Edelman's former wife, 22,510 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian and 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 19,500 shares subject to options which are presently exercisable.

     (f) Includes 255,500 shares subject to options which are presently exercisable.

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


     (a) 2.    Schedules and Supplementary Note

               None


     (a) 3.    Exhibits

               See accompanying index to exhibits.


     (b)       Reports on Form 8-K

               During the quarter ended October 31, 1997 the Company filed no reports on Form 8-K.
















                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of January, 1998.


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


      Signature                      Title                    Date


                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)  January 30, 1998

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)        January 30, 1998


/S/ Asher B. Edelman            Chairman of the Board
Asher B. Edelman                  and Director             January 30, 1998



/S/ Gerald N. Agranoff
Gerald N. Agranoff                    Director              January 30,
1998



                     FORM 10-K -- ITEM 14(a)(1) and (2)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS

   The following documents are filed as part of this report:


(a) 1.   Financial Statements --


         Independent Accountants Report..........................  F-2


         Consolidated Balance Sheets October 31, 1997 and 1996...  F-3


         Consolidated Statements of Operations and Comprehensive
            Income for the years ended October 31, 1997, 1996
            and 1995.............................................  F-5


         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 1997, 1996
            and 1995.............................................  F-7


         Consolidated Statements of Cash Flows for the
            years ended October 31, 1997, 1996 and 1995..........  F-8


         Notes to Consolidated Financial Statements..............  F-9














                       INDEPENDENT ACCOUNTANTS REPORT


To the Stockholders of Canal Capital Corporation:


     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 6 and 16 to the financial statements, the Company has suffered recurring losses from operations in seven of the last nine years and is involved in various litigations. All of these matters raise substantial doubt about the company s ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1, 6 and 16.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





                                       /S/ Todman & Co., CPA s,P.C.
New York, N.Y.
                           TODMAN & CO., CPAs, P.C.
January 9 , 1998
                       Certified Public Accountants (N.Y.)


                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                 OCTOBER 31, 1997 AND 1996



                                              1997                1996

                          ASSETS

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                $ 28,225            $ 10,632
 RESTRICTED CASH AND CASH EQUIVALENTS            0             470,000
 NOTES AND ACCOUNTS RECEIVABLE, NET        271,891             295,202
 ART INVENTORY (NET OF A VALUATION
  ALLOWANCE OF $ 500,000  AT
  OCTOBER 31, 1997 AND 1996,
  RESPECTIVELY)                            500,000             500,000
 INVESTMENTS                             1,151,358             535,558
 PREPAID EXPENSES                          199,888             203,238

 TOTAL CURRENT ASSETS                    2,151,362           2,014,630




NON-CURRENT ASSETS:
 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $ 2,407,533
  AND $ 5,753,088 FOR 1997 AND 1996,
    RESPECTIVELY                         5,323,177           7,105,534


 ART INVENTORY NON-CURRENT (NET OF
  VALUATION ALLOWANCE OF $ 2,350,000
  AND $2,000,000) AT OCTOBER 31,
  1997 AND 1996, RESPECTIVELY            2,310,857           3,089,088





OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT
 OR RESALE                               2,843,305           2,938,905
DEFERRED LEASING AND FINANCING COSTS        39,655              92,919
DEPOSITS AND OTHER                         291,787             248,132

                                         3,174,747           3,279,956

                                       $12,960,143         $15,489,208
                                      ============         ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CANAL CAPITAL CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                OCTOBER 31, 1997 AND 1996

   LIABILITIES & STOCKHOLDERS' EQUITY        1997             1996

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT-
 RELATED PARTY                           $      0            $500,000
 CURRENT PORTION OF LONG-TERM DEBT         98,000              64,000
 ACCOUNTS PAYABLE AND ACCRUED
  EXPENSES                              1,871,963           1,984,692
 ACCRUED LITIGATION SETTLEMENT                  0             850,000
       INCOME TAXES PAYABLE                97,995              27,877

         TOTAL CURRENT LIABILITIES      2,067,958           3,426,569


LONG-TERM DEBT, LESS CURRENT PORTION    2,375,496           6,130,769
LONG-TERM DEBT, RELATED PARTY           3,675,000             849,000

                                        6,050,496           6,979,769

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 2,997,900 AND
       2,703,299 SHARES ISSUED AND OUTSTANDING
       AND AGGREGATE LIQUIDATION PREFERENCE OF
       $ 29,979,000 AND $ 27,032,990 AT OCTOBER 31,
       1997 AND 1996, RESPECTIVELY        29,979              27,033

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AT OCTOBER 31, 1997
       AND 1996, RESPECTIVELY             53,138              53,138

  ADDITIONAL PAID-IN CAPITAL          26,826,293          26,636,939

  ACCUMULATED DEFICIT                (10,194,335)         (9,010,999)

  986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST       (11,003,545)        (11,003,545)

  COMPREHENSIVE INCOME:

     PENSION VALUATION RESERVE        (1,485,641)         (1,619,696)

     UNREALIZED GAIN ON INVESTMENTS
       AVAILABLE FOR SALE                615,800                   0

                                       4,841,689           5,082,870



                                     $12,960,143         $15,489,208
                                     ============         ===========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     F-4











                          CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                        1997            1996          1995

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
SALE OF REAL ESTATE              $2,496,943      $5,170,872      $  770,012
    RENTAL INCOME                 1,591,005       2,072,593       2,090,068
    GROUND LEASE INCOME             924,000         936,000         972,500
    VOLUME BASED RENTAL INCOME      110,414         657,184         729,335
    OTHER INCOME                     71,109          17,091          31,892

                                  5,193,471       8,853,740       4,593,807

 REAL ESTATE EXPENSES:
 COST OF REAL ESTATE SOLD         896,698       1,386,029         431,736
 LABOR, OPERATING AND MAINTENANCE 833,181         964,918         980,626
 DEPRECIATION AND AMORTIZATION    343,741         359,263         364,594
 TAXES OTHER THAN INCOME TAXES    256,800         360,000         530,202
 PROVISION FOR LITIGATION
  SETTLEMENT                      (60,359)        434,918               0
WRITE DOWN OF REAL ESTATE
  PROPERTY                        936,689               0               0
    GENERAL AND ADMINISTRATIVE    104,606         107,239          90,888

                                3,311,356       3,612,367       2,398,046



INCOME FROM REAL ESTATE
  OPERATIONS                    1,882,115       5,241,373       2,195,761


ART OPERATIONS:
 ART REVENUES:
    SALES                         114,350         195,400         246,550
    OTHER REVENUES                  2,982               0          13,740

                                  117,332         195,400         260,290


 ART EXPENSES:
    COST OF ART SOLD             432,286         326,399         407,557
    VALUATION RESERVE            350,000       1,500,000         500,000
    SELLING, GENERAL AND
      ADMINISTRATIVE              44,541          49,010          79,803

                                 826,827       1,875,409         987,360


LOSS FROM ART OPERATIONS        (709,495)     (1,680,009)       (727,070)





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                Continued ...

                                      1997            1996       1995

GENERAL AND ADMINISTRATIVE
   EXPENSE                     (1,256,854)     (1,348,179)  (1,380,415)

(LOSS) INCOME FROM OPERATIONS     (84,234)      2,213,185       88,276

OTHER INCOME (EXPENSE):
  INTEREST AND OTHER INCOME       236,470         145,819      164,209
  INTEREST EXPENSE               (804,719)     (1,494,271)  (1,433,828)
  INTEREST EXPENSE-RELATED
     PARTY                       (149,000)        (23,000)     (51,000)
  OTHER EXPENSE                  (200,000)              0     (285,871)

                                  (917,249)     (1,371,452)  (1,606,490)


(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                        (1,001,483)        841,733   (1,518,214)

PROVISION FOR INCOME TAXES              0               0            0

NET (LOSS) INCOME             ($1,001,483)    $   841,733  ($1,518,214)

OTHER COMPREHENSIVE (LOSS) INCOME:

   MINIMUM PENSION LIABILITY
    ADJUSTMENT                   134,055          116,975     (327,928)

   UNREALIZED GAIN ON INVESTMENTS
     AVAILABLE FOR SALE          615,800                0            0

COMPREHENSIVE (LOSS) INCOME    ($251,628)     $   958,708  ($1,846,142)


(LOSS) INCOME PER COMMON SHARE:

  - BASIC                        ($0.27)          $ 0.16       ($0.40)

  - DILUTED                      ($0.27)          $ 0.13       ($0.40)



WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                     4,326,929       4,326,929     4,351,680

  - DILUTED                   5,326,929       5,326,929     5,351,680


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.


                    CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995


                              COMMON STOCK     PREFERRED STOCK
                              NUMBER                NUMBER
                                      OF                  OF
                                    SHARES   AMOUNT     SHARES       AMOUNT
BALANCE, NOVEMBER 1, 1994        5,313,794   $53,138    2,055,194   $20,552

 NET INCOME                              0         0            0        0
 PREFERRED STOCK DIVIDEND                0         0      303,348    3,033
                                --------------------  ---------------------
BALANCE, OCTOBER 31, 1995        5,313,794   $53,138    2,358,542   $23,585

 NET INCOME                              0         0            0         0
 PREFERRED STOCK DIVIDEND                0         0      344,757     3,448
                             --------------------   ---------------------
BALANCE, OCTOBER 31, 1996        5,313,794   $53,138    2,703,299   $27,033

 NET LOSS                                0         0            0         0
 PREFERRED STOCK DIVIDEND                0         0      294,601     2,946
                                --------------------  ---------------------

BALANCE, OCTOBER 31, 1997        5,313,794   $53,138    2,997,900   $29,979
                                ====================  =====================



                   ADDITIONAL                              TREASURY
                   PAID-IN      ACCUMULATED  COMPREHENSIVE STOCK,
                   CAPITAL      DEFICIT    (LOSS)INCOME      AT COST
BALANCE, NOV. 1,
  1994         $26,262,346    ($7,979,331)   ($1,408,74 ($11,003,545)
NET INCOME              0      (1,518,214)             0             0
PREFERRED STOCK
 DIVIDEND        205,662        (193,148)             0             0
 MINIMUM PEN.
  LIAB. ADJ.           0               0       (327,928)             0
  UNREALIZED GAIN
    ON INVEST.         0               0               0             0
                --------------- --------------  ------------   ------------
BALANCE, OCT. 31,
  1995       $26,468,008    ($9,690,693)   ($1,736,671)  ($11,003,545)
 NET INCOME            0        841,733              0              0
 PREFERRED STOCK
   DIVIDEND      168,931       (162,039)             0              0
 MINIMUM PEN.
  LIAB. ADJ.           0              0        116,975             0
 UNREALIZED GAIN
   ON INVEST.          0              0              0             0
                          --------------- --------------   ----------------
BALANCE, OCT. 31,
   1996     $26,636,939    ($9,010,999)   ($1,619,696)  ($11,003,545)
 NET INCOME           0     (1,001,483)             0              0
 PREFERRED STOCK
   DIVIDEND     189,354       (181,853)             0              0
 MINIMUM PEN.
   LIAB. ADJ.         0              0        134,055              0
 UNREALIZED GAIN
  ON INVEST.          0              0        615,800              0
          --------------- --------------   ------------ -------------
BALANCE, OCT. 31,
  1997     $26,826,293    ($10,194,335)   ($  869,841)  ($11,003,545)
         ============== ============== ================ ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                    1997            1996          1995
CASH FLOWS FROM OPERATING
   ACTIVITIES:
  NET INCOME (LOSS)           ($1,001,483)    $   841,733     ($1,518,214)

  ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES:

   (CREDIT)PROV. FOR LITIGATION
      SETTLEMENT                 (60,359)        434,918               0
   DEPRECIATION AND
     AMOR4TIZATION               419,897         434,532         412,505
   GAIN  ON SALES OF
     REAL ESTATE              (1,600,245)     (3,784,843)       (338,276)
   VALUATION RESERVE -
     ART INVENTORY               350,000       1,500,000         500,000

CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS
     RECEIVABLES, NET            23,311         (53,424)        351,045
     ART INVENTORY, NET         428,231         311,507         343,537
     PREPAID EXPENSES AND
        OTHER, NET              826,419        (677,535)       (254,208)
     PAYABLES AND ACCRUED
        EXPENSES, NET          (892,611)        203,221         690,964
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES  (1,506,840)       (789,891)        187,353

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF
    REAL ESTATE              2,496,943        5,170,872         770,012
  CAPITAL EXPENDITURES         (47,237)        (128,626)        (91,740)
NET CASH PROVIDED BY
   INVESTING ACTIVITIES     2,449,706         5,042,246         678,272

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM
     DEBT-RELATED PARTIES           0                 0       1,032,275



REPAYMENT OF SHORT-TERM
  BORROWINGS                (466,000)             0        (787,305)
  REPAYMENT OF LONG-TERM
   DEBT OBLIGATIONS         (929,273)    (3,886,473)     (1,029,440)
NET CASH USED BY
   FINANCING ACTIVITIES   (1,395,273)    (3,886,473)       (784,470)

DECREASE (INCREASE) IN
  RESTRICTED CASH AND
  CASH EQUIVALENTS          470,000       (470,000)               0

NET INCREASE (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS              17,593       (104,118)           81,155

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR      10,632        114,750            33,595

CASH AND CASH EQUIVALENTS
  AT END OF YEAR          $28,225        $ 10,632          $114,750
                         ============    ==========    ==============

NOTE: IN FISCAL 1997, 1996 AND 1995,$ 181,183, $ 162,039 AND $ 193,148,
RESPECTIVELY, OF    PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE
ISSUANCE OF 294,611, 344,757 AND   303,348 , RESPECTIVELY, OF SHARES OF
PREFERRED STOCK.

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


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last nine years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 6 and 16). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


     Canal continues to closely monitor and reduce where possible its overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its subsidiaries ( the Company ). Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $208,000 and $150,000 at October 31, 1997 and 1996, respectively, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 1997, 1996 and 1995 were not material to financial statement presentation and were therefore included in other income from real estate operations. All significant intercompany balances and transactions have been eliminated in consolidation.

     B) Investments Available for Sale -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal s officers and directors also serve as officers and/or directors of this company. This investment (in which Canal s ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results.  Any unrealized gains or losses are reflected in Stockholders
Equity.

     C) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

       Property held for Development or Resale -- Property held for development or resale consist of approximately 271 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     D) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

     E) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 49% and 66% of the inventory value at October 31, 1997 and 1996, respectively. The remaining 51% and 34% at October 31, 1997 and 1996, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

          The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 10). Antiquities and contemporary art represented 63% ($1,775,594) and 37% ($1,035,263) and 64% ($2,311,825) and 36% ($1,277,263)
of total art inventory at October 31, 1997 and 1996, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

     F) Deferred Leasing and Financing Costs -- Costs incurred in obtaining new leases and long-term financing are deferred and amortized over the terms of the related leases or debt agreements, as applicable.


     G) Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     H) Revenue Recognition -- Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from the sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.


     I) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes, if any, are provided for temporary differences between financial reporting and taxable basis of assets and liabilities.


     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $40,000, $38,000 and $47,000 and interest payments of $954,000, $1,297,000 and $1,485,000 in 1997, 1996 and 1995,
respectively.


     K) Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, which will require companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional information disclosure, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and will require restatement of EPS for all prior periods reported. The Company decided on earlier adoption under the requirement of SFAS No. 128, for the year ended October 31, 1997, 1996 and 1995.

     L) Comprehensive Income -- Effective for fiscal years beginning after


December 15, 1997, Statement of Financial Accounting Standards No. 130


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

requires that comprehensive income and its components, as defined in the statement, be reported in a financial statement. SFAS No. 130 does not require that comprehensive income and its components be reported in an income statement.

        The Company elected for early adoption of SFAS No. 130 and is presenting its Consolidated Statement of Operations in a single step form at October 31, 1997 and, accordingly, certain reclassifications of prior year amounts have been made to conform to this presentation.

     M) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.


3.   INVESTMENTS AVAILABLE FOR SALE

     At October 31, the investments available for sale consisted of the following:
     ($ 000's Omitted)                             1997         1996

     Aggregate market value.....................   $1,151       $ 535
     Aggregate carrying value...................   $1,151       $ 535

     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes.
It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal s officers and directors also serve as officers and/or directors of this company. This investment (in which Canal s ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity.

     In fiscal 1997 Canal recognized an unrealized gain on investments of $616,000 which is shown as a separate component of Stockholders Equity.


4.   NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 1997 and 1996 were the current portion of notes receivable in the amount of $25,000 which


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


were generated by real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $20,000 and $12,000 for fiscal 1997 and 1996, respectively.


5.  STOCKYARD OPERATIONS SALE

     On October 31, 1989, Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyards operations. Canal entered into a master lease (the "Lease") with the purchaser covering this land and facilities at five locations. The lease is a ten year lease, renewable at the purchaser s option for an additional ten years, with annual rentals of $750,000 per year for the first year escalating to $1 million per year for the fourth through the tenth years and $1 million adjusted for CPI increases thereafter. Canal has renegotiated the lease as it relates to the Omaha, Nebraska property, and accordingly, Canal s fiscal 1997 revenue from this lease was $924,000. Canal could be entitled to receive additional rent if the stockyards livestock value or cash flow (as defined) exceeds certain levels. In addition, Canal retained the right to receive income from certain volume based rental income agreements with various meat packing companies located near the stockyards. The income from the ground lease is included in Canal's operating results as Real Estate operations.

     Revenues from the volume based rental agreements for the three years ended October 31, 1997 were:

     ($ 000's Omitted)              1997      1996         1995

     Sioux City, Iowa (1)          $   0     $ 537        $ 629
     Fargo, North Dakota (2)         110       120          100
                                   $ 110     $ 657        $ 729


     (1) On September 20, 1996 Canal entered into a Mutual Release and Settlement Agreement with the Sioux City, Iowa meat packer which terminated the lease. Accordingly, the 1996 revenues are for eleven months only and there were no such revenues in fiscal 1997.

     (2) Canal is involved in litigation with the operator under this lease.(see Note 15).


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




6.  BORROWINGS


     At October 31, 1997, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:


                                                        October 31,
($ 000's Omitted)                                    1997         1996

Variable rate mortgage notes
due May 15, 1998 ................................   $ 2,655     $ 3,960

Variable Rate Mortgage Notes
 due September 15, 1998 - related party .........       700         849

11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17.......     1,266        1,336

9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4........       405          414

10 1/2% mortgage note (adjusted periodically to
  prime plus 1 3/4%); original principal amount
  $556 due January 15, 2013; payable in monthly
  installments (including interest) of $6........       477          485

Other Note - related party.......................       320          500

Other Note ......................................       325            0

Total ...........................................     6,148        7,544

Less -- current maturities ......................        98          564

Long-term debt                                      $ 6,050     $  6,980


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal has extended these notes to May 15, 1998 under essentially the same terms and conditions. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. At October 31, 1997, the interest rate was 12.00%. This rate remained unchanged at November 15, 1997 and for the next successive 90-day period. The average interest rate on these notes during 1997 was 12.00%. The new agreement, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets; and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing May 15, 1995, 1996 and 1997, respectively. In fiscal 1996, this agreement was amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. In consideration for the new agreement, Canal agreed to pay a fee to the noteholders of 2% of the principal amount outstanding as of May 15, 1995. The balance outstanding at October 31, 1997 of these notes was $2,655,000.



     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued have essentially the same terms and conditions as the notes discussed above. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of two, three and four percent per annum for the fiscal years commencing September 15, 1995, 1996 and 1997, respectively. The balance outstanding at October 31, 1997 of these notes was $700,000.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000
$150,000 convertible note also due December 31, 1996.   Both these notes
were
subsequently extended to December 31, 1997. The $150,000 note is convertible at the holder s option into one million (1,000,000) shares of the Company's common stock. The notes pay quarterly interest at the prime rate per annum (which was 8.5% at October 31, 1997) and are secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its then secured credit line. The balance outstanding at October 31, 1997 of these notes was $320,000.


     On December 1, 1997 the Company issued a $325,000 promissory note due December 1, 2001 as the result of a settlement agreement with the buyer of a parcel of land located in Portland, Oregon which Canal sold in 1988. The note carries interest at the prime rate (8.5% at October 31, 1997) adjusted semi-annually and requires principal and interest payments in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. The balance is payable in full on December 1, 2001.


     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 was classified as long term debt-related party at October 31, 1997.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows ($ 000's Omitted):

                Year Ending                Amount
                1998                       $    98
                1999                           100
                2000                           100
                2001                         3,800
                2002                           410
                Thereafter                   1,640
                                           $ 6,148



7.   INCOME TAXES

     Statement of Financial Accounting Standard No. 109 - Accounting for income taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current year and preceding years became effective for the Company for
its fiscal year ended October 31, 1994.    Its implementation had no
material
effect on the financial statements of the Company. Under FAS 109, the utilization of the net operating loss carryforwards are not presented as extraordinary items. For the year ended October 31, 1994 approximately $760,000 of net operating loss carryforwards have been utilized to eliminate the Company s taxable income.

     In addition, the Company has carryforward losses which are available to offset future federal and state taxable income. For federal income tax reporting purposes, such losses expire as follows:


     Year Ending                             Amount
       2006                                $3,633,545
       2008                                 1,750,455
       2010                                 1,379,952
       2011                                   283,972
                                           $7,047,924

     Deferred income tax assets as of October 31, 1997, 1996 and 1995, due primarily to net operating losses, have been reduced to zero by valuation reserves of approximately $1,200,000, $2,700,000 and $2,600,000, respectively due to uncertainties concerning their realization.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $162,000 for fiscal 1997 and has made contributions of approximately $164,000 for fiscal 1996 and $160,000 for fiscal 1995. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 1997 and 1996.
                                                            Plan Year
     ($ 000's Omitted)                                    1997       1996
     Actuarial present value of benefit
       obligations:
     Accumulated benefit obligation, including
       vested benefits of $1,487 and $1,451 in
       1997 and 1996, respectively     .............     $ 1,490   $ 1,452
     Additional benefit due to assumed future
       compensation levels .........................          25        21

     Projected benefit obligation (1) ..............       1,515     1,473

     Plan assets at fair value .....................       1,105       884

     Projected benefit obligation in excess
       of plan assets ..............................         410       588
     Unrecognized net asset ........................         126       152
     Unrecognized net loss .........................      (1,636)   (1,792)
     Valuation reserve to recognize accrued pension
       costs in the consolidated balance sheets ....       1,486     1,620
     Accrued pension cost included among accrued
       expenses in the consolidated balance sheets..       $ 386   $   568



     (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Net periodic pension cost for plan years ended October 31, 1997, 1996 and 1995 included the following components:



                                                       Plan Year
     ($ 000's Omitted)                           1997        1996    1995

     Service costs - benefits earned during
       the period ............................  $   8      $   8    $   6

     Interest cost on projected benefit
       obligation ............................    106        104      114
          (Return) loss on assets .............. (250)       (95)      34
     Net amortization and deferral ...........    193         35     (121)

     Net period pension cost .................  $  57      $  52    $  33



     Assumptions used in computing the 1997, 1996 and 1995 pension cost were:


                                                    1997     1996     1995

     Discount rate ...........................     7.25%     7.75%    7.25%
     Rate of increase in compensation
       level .................................      5.75%     6.25%
5.75%          Expected long-term rate of return
       on assets .............................     10.00%   10.00%   10.00%




9.   ART OPERATIONS

     Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. Canal carries on its art dealing operations through various consignment agreements relating to its antiquities and contemporary art inventories.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $1,000,000 at October 31, 1997. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 63% ($1,775,594) and 37% ($1,035,263) and 64% ($2,311,825) and 36% ($1,277,263) of total art inventory at October 31,
1997 and 1996, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 1997 appraisal covered approximately 49% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 51% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1997 Canal recognized a $350,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $2,850,000 as of October 31, 1997 as compared to $2,500,000 and $1,000,000 at October 31, 1996 and 1995, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the amount of inventory that will be sold in this market. Management believes that the provision discussed above has effectively reduced inventory to its estimated net realizable value. Canal will continue to closely monitor the market for its art inventory and will make adjustments to the carrying value of its inventory as such adjustments become necessary.


     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1997.


     Canal's art operations have generated operating losses of approximately $709,000, $1,680,000 and $727,000 on revenues of approximately $117,000, $195,000 and $260,000 for the years ended October 31, 1997, 1996 and 1995, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


     The Company had approximately $1,683,000 and $1,268,000 of art inventory on consignment with third party dealers at October 31, 1997 and 1996, respectively.








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




     ART INVENTORY - The Company classified its art inventory for the two years ended October 31, 1997 and 1996 as follows ($ 000's Omitted):



                 Current Portion   Non-Current Portion      Total
                   1997   1996      1997       1996       1997     1996

Antiquities       $ 900  $ 900    $ 2,026    $2,212     $ 2,926 $  3,112


Contemporary        100    100      2,635     2,877       2,735    2,977
Valuation
 Allowance         (500)  (500)    (2,350)   (2,000)    ( 2,850)  (2,500)

Net Value         $ 500  $ 500    $ 2,311    $3,089     $ 2,811  $ 3,589



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


     Art sales for the three years ended October 31, 1997, 1996, and 1995 were as follows:


($ 000's Omitted)               1997          1996          1995

Antiquities                    $  77         $ 195         $ 246

Contemporary                      40             0            14

                               $ 117         $ 195         $ 260





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



10.  LEASE COMMITMENTS

     Canal currently occupies 4,200 square feet of commercial office space in New York City for its headquarters operation. This space is under a five year lease expiring December 31, 1998.


     The following is a schedule of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 1997:



     Year ended October 31,                           ($ 000's Omitted)



          1998 ........................................     $    159
          1999 ........................................           26


      Minimum payments required .......................          185
      Rental income under subleases ...................           74

      Net minimum payments required ...................     $    111




     Rent expense under these and other operating leases for the years ended October 31, 1997, 1996 and 1995 were as follows:


     ($ 000's Omitted)                          1997     1996       1995

     Minimum rentals ...................       $ 159    $ 160      $ 116

     Less:  sublease rentals ...........         (47)     (39)       (40)

                                               $ 112    $ 121      $  76




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 1997 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 1997, there were 323,000 exercisable options outstanding under these plans.

     Transactions under these plans are summarized as follows:

                                               Shares    Option Price Range

     Balance outstanding October 31, 1995....  327,000     $0.125-$8.625
     Options granted ........................        0        -       -
     Options expired ........................        0     $  -       -
     Balance outstanding October 31, 1996....  327,000     $0.125-$8.625
     Options granted                                 0        -       -
     Options expired                            (4,000)    $8.625-$8.625
     Balance outstanding October 31, 1997....  323,000     $0.125-$5.375


     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 1997, 1996 and 1995.

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

     The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company s net income and earnings per share for the years ended October 31, 1997 and 1996 would have been deminimus.


12.  EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

     Basic earnings (loss) per share are computed by dividing earnings
(loss) available to common stockholders by the weighted average number of common share outstanding during the period.

     Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

                                     For the Year Ended October 31, 1997
                                     Income         Shares       Per-share
                                   (Numerator)   (Denominator)    Amount

Net loss                            $(1,001,000)

Less preferred stock dividends         (182,000)

Loss available to common stock-
 holders-basic earnings per share    (1,183,000)     4,327,000     $(0.27)

Effect of dilutive securities:
  Options (antidilutive)                    -           -


  8.5% convertible note
   (antidilutive)                        13,000      1,000,000

Loss available to common stock-
 holders-diluted earnings per share $(1,170,000)     5,327,000     $(0.27)


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                 For the Year Ended October 31, 1996
                                Income         Shares        Per-share
                                (Numerator) (Denominator)    Amount

Net income                           $  842,000

Less preferred stock dividends         (162,000)

Income available to common stock-
 holders-basic earnings per share       680,000      4,327,000    $  0.16

Effect of dilutive securities:

  Options (antidilutive)                    -           -
  7% convertible note
   (antidilutive)                        11,000      1,000,000

Net income available to common stock-
 holders-diluted earnings per share  $  691,000      5,327,000    $  0.13



                                     For the Year Ended October 31, 1995
                                     Income         Shares        Per share
                                   (Numerator)   (Denominator)     Amount

Net loss                            $(1,518,000)

Less preferred stock dividends         (193,000)

Loss available to common stock-
 holders-basic earnings per share    (1,711,000)     4,327,000     $(0.40)

Effect of dilutive securities:

  Options (antidilutive)                    -           -
  7% convertible note                    11,000      1,000,000


Loss available to common stock-
 holders-diluted earnings per share $(1,700,000)     5,327,000     $(0.40)


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     During the fiscal years ended October 31, 1997, 1996 and 1995, the Company had 323,000, 327,000 and 327,000 options outstanding, respectively. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive.

     There were no dividends declared on common stock during the years ended October 31, 1997, 1996 and 1995. Dividends declared on preferred stock during the years ended October 31, 1997, 1996 and 1995 were approximately $182,000, $162,000 and $193,000.



13.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 1,991,035 shares in the form of stock dividends for a total outstanding at October 31, 1997 of 2,977,900. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, thirty-two of the forty-four quarterly payments have been paid in additional stock resulting in the issuance of 1,991,035 shares recorded at their fair value at the time of issuance.

     Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 1997 and December 31, 1997 were passed by the Board of Directors. It is the Company s intention to pay its next dividend on the preferred stock on June 30, 1998 at which time a one year dividend will have accumulated. The dividend planned for June 30, 1998 will also be paid in additional stock.





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     VOTING RIGHTS - The holders of the Preferred Stock shall not have any voting rights except as set forth in the following paragraphs.


     The following actions must be approved by holders of 66 2/3% of the shares of Preferred Stock, voting as a class: (I) any amendment to the Certificate of Incorporation of Canal which would materially alter the relative rights and preferences of the Preferred Stock so as to adversely affect the holders thereof; and (ii) issuance of securities of any class of Canal's capital stock ranking prior (as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock. The holders of the Preferred Stock shall be entitled to specific enforcement of the foregoing covenants and to injunctive relief against any violation thereof.

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


14.  VALUATION RESERVE


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







                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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
                                                       October 31,


     ($ 000's Omitted)                       1997      1996        1995

     Identifiable assets:
       Art ............................... $  2,818   $  3,833    $  5,408
       Real estate .......................    8,630     10,478      11,630
       Corporate .........................    1,512      1,178       1,165
                                           $ 12,960   $ 15,489    $ 18,203


     ($ 000's Omitted)                       1997       1996        1995
     Capital expenditures:
       Art ...............................  $   0      $   0       $   0
       Real estate .......................     41        125          75
       Corporate .........................      6          4          17
                                            $  47      $ 129       $  92


     Income from real estate operations includes gains (losses) on sales of real estate of $1.6 million, $3.8 million and $0.3 million in 1997, 1996 and 1995, respectively. Art identifiable assets include approximately $1.0 million and $1.3 million of art inventory in galleries or on consignment abroad as of October 31, 1997 and 1996, respectively.









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


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Canal filed a Notice of Appeal on October 8, 1996. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part the judgement in favor of Pine Valley and Canal paid Pine Valley damages and interest of $388,000 in final settlement of this suit.


Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in the U.S. District Court in Minnesota on October 25, 1996, as the assignee of United Market Services Company against Valley Pride Pack, Inc. (formerly known as Pine Valley Meats, Inc. and referred to herein as Pine Valley ) for the unpaid livestock fees and charges due under the 1936 Agreement between the predecessors of Pine Valley and Canal. Pine Valley filed a motion to dismiss Canal s complaint on the grounds that the complaint was barred on principles of issue preclusion and the Rooker-Feldman doctrine, or, that the action should be stayed pending the appeal before the Minnesota Court of Appeals in a state court suit involving the same parties. Canal agreed to dismiss the action without prejudice to its right to reinstitute the action following the Minnesota Court of Appeals decision. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part a judgement against Canal and Canal paid Pine Valley damages and interest of $388,000 in connection with the state court suit. On September 23, 1997, Canal reinstituted its lawsuit in federal court against Pine Valley for the recovery of livestock fees. Pine Valley has since brought a motion to dismiss this second federal court lawsuit on the same grounds as its motion to dismiss the first federal court lawsuit. There has been no claim asserted by Pine Valley against Canal in this second federal court lawsuit.


17.  Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (the Statement ) which, when adopted could have a material impact on the results of operations and financial position of the Company in the year of adoption. The application of this Statement, which became effective for fiscal years beginning after December 15, 1995, and requires the Company to carry real estate projects no longer under development, at the lower of cost or fair value less cost to sell. If the sum of the expected future net cash flow


(undiscounted and without interest charges) is less than the carrying amount of undeveloped projects, an impairment loss would be recognized. The


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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



18.  PROPERTY ON OPERATING LEASES


     The following schedule provides an analysis of the Company's investment in property on operating leases by location as of October 31, 1997:



                            ($ 000's Omitted)

                                             Accumulated
Location           Land     Improvements     Depreciation         Value

St. Joseph, MO   $   862      $    304         $   (178)        $    988
West Fargo, ND         2           292             (216)              78
S. St. Paul, MN      663         2,769             (847)           2,585
Sioux City, IA       446         1,009             (964)             491
Omaha, NE          1,000             0                0            1,000
Sioux Falls, SD      118            98              (77)             142
Corporate Office       0           168             (126)              42

                 $ 3,091      $  4,640         $ (2,408)        $  5,323








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 1997: (5)

                                ($ 000's Omitted)

                                              Volume
Year Ending        Rental       Ground        Based
October 31,       Income (1)   Lease(2)     Income(3)         Total

   1998           $  1,800    $    924      $     0         $  2,724
   1999              1,900         924            0            2,824
   2000              2,000           0            0            2,000
   2001 (4)          2,100           0            0            2,100
   2002              2,200           0            0            2,200

                   $10,000     $ 1,848      $     0         $ 11,848


(1) Consists of rental income from Exchange Building (commercial office space), lease income from vacant land and structures and other rental income. In December 1996, Canal lost its largest tenant (State of Minnesota) in its South St. Paul, Minnesota Exchange Building. This tenant represented 50% (approximately $250,000) of the rental income from this building. While Canal s agents are actively pursuing replacement for this space, it is taking an extended period of time to relet this space.

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

                                           October 31,
                                   1997                    1996
                                         ($ 000's Omitted)
                             Carrying    Fair        Carrying      Fair
                              Amount    Value         Amount      Value

Cash, restricted cash
 and cash equivalents        $   28     $   28        $  481      $  481

Accrued Litigation                0          0           850         850

Current Portion of Long-
 Term Debt - related party        0        (d)           500         (d)

Current Portion of Long-
 Term Debt                       98         98            64          64

Long-Term Debt                2,375      2,375         6,131       6,131

Long-Term Debt - Related
 Party                        3,675        (d)           849         (d)



                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL INFORMATION FOR THE INTERIM PERIODS FISCAL 1997 AND 1996 IS PRESENTED BELOW:
                            (000'S OMITTED, EXCEPT PER SHARE DATA)
                                         QUARTER ENDED
                          JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                            1997          1997          1997          1997
REVENUES                   $1,000        $2,640         $ 887         $ 784
                         =========     =========     =========     =========
NET (LOSS) INCOME           ($197)         $927          ($98)      ($1,633)
                         =========     =========     =========     =========
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC                  ($0.06)        $0.20       ($0.03)       ($0.39)
                         =========     =========     =========     =========

  - DILUTED                ($0.06)        $0.17       ($0.03)       ($0.39)
                         =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                   4,327         4,327         4,327         4,327
                         ========     =========     =========     =========

  - DILUTED                 5,327         5,327         5,327         5,327
                         =========     =========     =========     =========

                              (000'S OMITTED, EXCEPT PER SHARE DATA)
                                         QUARTER ENDED
                        JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                           1996        1996          1996          1996
REVENUES                  $1,557          $940        $1,051        $5,501
                         =========     =========     =========     =========
NET (LOSS) INCOME            ($4)        ($223)        ($599)       $1,668
                         =========     =========     =========     =========
NET (LOSS) INCOME
 PER COMMON SHARE:

  - BASIC                 ($0.01)       ($0.06)       ($0.15)        $0.38
                         =========     =========     =========     =========

  - DILUTED               ($0.01)       ($0.06)       ($0.15)        $0.31
                         =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                  4,327         4,327         4,327         4,327
                         ========     =========      ========     ========

  - DILUTED                5,327         5,327         5,327         5,327
                         =========     =========     =========     =========


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

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.

     10(d) 1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

     10(e) Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

     10(f) Agreement for Investment Advisory and Financial Management Services, dated January 2, 1986, by and between the Company and Arbitrage Securities Company (filed as Exhibit 10(ad) to the Registrant's Form 10-K filed January 29, 1987, and incorporated herein by reference).

     10(g)     Assignment of Agreement for Investment Advisory and


               Financial Management Services dated January 2, 1986, Exhibit number 10(ad) to A.B. Edelman Management Company (filed as
               Exhibit 10(ai) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

     10(h) Master Ground Lease, dated October 27, 1989 by and between USK Acquisition Corporation, Canal Capital Corporation, Omaha Livestock Market, Inc. and Sioux Falls Stock Yards Company (filed as Exhibit 10(am) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(i) Note Exchange Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bb) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(j) Amended and Restated $3,000,000 Variable Rate Mortgage Note Due May 15, 1996 by and between Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bc) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(k) Amended and Restated $5,800,000 Variable Rate Mortgage Note Due May 15, 1996 by and between Deltec Asset Management Corporation and Canal Capital Corporation (filed as Exhibit 10 (bd) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(l) Security Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company, Canal Arts Corporation and Canal Capital Corporation (filed as
               Exhibit 10 (be) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(m) Collateral Agency Agreement dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bf) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(n) Assignment of Mortgage - Minnesota dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bg) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(o)     First Amendment to Mortgage - Minnesota dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10
               (bh) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(p) Assignment of Mortgage - Iowa dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bi) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(q) First Amendment to Mortgage - Iowa dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company and Canal Capital Corporation (filed as Exhibit 10 (bj) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(r) Assignment of Mortgage - South Dakota dated May 15, 1993 by and between Chemical Bank, Hanseatic Corporation and Guaranty Reassurance Company (filed as Exhibit 10 (bk) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(s) First Amendment to Mortgage - South Dakota dated May 15, 1993 by and between Hanseatic Corporation, Guaranty Reassurance Company, Sioux Falls Stockyards Company and Canal Capital Corporation (filed as Exhibit 10 (bl) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(t) $350,000 Promissory Note dated March 25, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account and Canal Capital Corporation (filed as Exhibit 10 (bm) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(u) $150,000 Convertible Promissory Note dated March 25, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account and Canal Capital Corporation (filed as Exhibit 10 (bn) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(v)     Stock Pledge and Security Agreement dated March 28, 1994 by and between Cowen & Company Custodian F/B/O William G. Walters, Individual Retirement Account, Tenzer, Greenblatt, Fallon & Kaplan and Canal Capital Corporation (filed as
               Exhibit 10 (bo) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(w) Agreement of Lease dated January 14, 1994 by and between The Equitable Life Assurance Society of the United States, Intelogic Trace Incorporated, Datapoint Corporation and Canal Capital Corporation (filed as Exhibit 10 (bp) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(x) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Deltec Asset Management Corporation and Canal Capital Corporation (filed as Exhibit 10 (bq) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(y) First Amendment to Amended and Restated Variable Rate Mortgage Note due May 15, 1998 dated May 15, 1995 by and between Guaranty Reassurance Corporation and Canal Capital Corporation (filed as Exhibit 10 (br) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein byreference).

     10(z) Note Exchange Agreement dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust, Edelman Value Partners, L.P., Lora K. Schultz, SES Trust, Roger A. Schultz Pension Plan and Canal Capital Corporation (filed as
               Exhibit 10 (bs) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(aa) $150,000 Promissory Note dated September 15, 1995 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (bt) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(ab) $150,000 Promissory Note dated September 15, 1995 by and between Edelman Value Partners, L.P. and Canal Capital Corporation (filed as Exhibit 10 (bu) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED

Exhibit No.

     10(ac) $182,275 Promissory Note dated September 15, 1995 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (bv) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(ad) $300,000 Promissory Note dated September 15, 1995 by and between SES Trust and Canal Capital Corporation (filed as
               Exhibit 10 (bw) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(ae) $250,000 Promissory Note dated September 15, 1995 by and between Roger A. Schultz Pension Plan and Canal Capital Corporation (filed as Exhibit 10 (bx) to the Registrant s Form 10-K filed January 25, 1996 and incorporated herein by reference).

     10(af) General Release dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation (filed as Exhibit 10 (by) to the Registrant s Form 10-K filed January 24, 1997 and incorporated herein by reference).

     10(ag) $325,000 Promissory Note dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation (filed as Exhibit 10 (bz) to the Registrant s Form 10-K filed January 24, 1997 and incorporated herein by reference).

     10(ah) Mutual Release and Settlement Agreement dated September 30, 1996 by and between John Morrell & Co. and Canal Capital Corporation (filed as Exhibit 10 (ca) to the Registrant s Form 10-K filed January 24, 1997 and incorporated herein by reference).

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


Stock Listing

Canal Capital Corporation common stock    Auditors
is traded on the over-the-counter
market through the "pink sheets".
                                          Todman & Co., CPAs, P.C.
                                          120 Broadway
                                          New York, NY 10271


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