Form 10-Q
period 1998-01-31
CANAL CAPITAL CORP
filed 1998-03-12
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
              For the quarterly period ended January 31, 1998

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at February 28, 1998
Common stock, $0.01 par value                4,326,930

(This document contains 22 pages)


                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 31, 1998 AND OCTOBER 31, 1997


                                   JANUARY 31,          OCTOBER 31,
                                     1998                 1997
                                  (UNAUDITED)           (AUDITED)

ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS         $   (11,248)        $    28,225
NOTES AND ACCOUNTS RECEIVABLE         195,908             271,891
ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
 $ 500,000  AT JANUARY 31, 1998 AND
 OCTOBER 31, 1997, RESPECTIVELY       500,000             500,000
INVESTMENTS                         1,106,196           1,151,358
PREPAID EXPENSES                      159,818             199,888

 TOTAL CURRENT ASSETS               1,950,674           2,151,362




NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF
 ACCUMULATED DEPRECIATION OF $ 2,468,445
 AND $ 2,407,533 AT JANUARY 31, 1998 AND
 OCTOBER 31, 1997, RESPECTIVELY     5,271,120           5,323,177

ART INVENTORY NON-CURRENT, NET OF
 VALUATION ALLOWANCE OF $ 2,070,000
 AT JANUARY 31, 1998 AND $2,350,000 AT
 OCTOBER 31, 1997, RESPECTIVELY      2,032,897           2,310,857





OTHER ASSETS:
 PROPERTY HELD FOR DEVELOPMENT
    OR RESALE                        2,843,305           2,843,305
 DEFERRED LEASING AND FINANCING COSTS   38,927              39,655
 DEPOSITS AND OTHER                    181,450             291,787

                                     3,063,682           3,174,747

                                   $12,318,373         $12,960,143
                                  ============         ===========



                                     2


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   JANUARY 31, 1998 AND OCTOBER 31, 1997

                                   JANUARY 31,       OCTOBER 31,
                                      1998              1997
                                   (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT       98,000             98,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES1,717,710          1,871,963
 INCOME TAXES PAYABLE                    82,418             97,995

  TOTAL CURRENT LIABILITIES           1,898,128          2,067,958


LONG-TERM DEBT, LESS CURRENT PORTION   2,348,982          2,375,496
LONG-TERM DEBT, LESS CURRENT
     PORTION-RELATED PARTY             3,590,000          3,675,000

                                       5,938,982          6,050,496
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,019,400 AND
  2,977,900 SHARES ISSUED AND OUTSTANDING
  AT JANUARY 31, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 30,194,000 AND $ 29,979,000
  AT JANUARY 31, 1998 AND OCTOBER 31, 1997
  RESPECTIVELY                            30,194              29,979

COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED AND OUTSTANDING AT
  JANUARY 31, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY                            53,138              53,138

PAID-IN CAPITAL                       26,884,829          26,826,293

RETAINED EARNINGS (DEFICIT)          (10,568,350)        (10,194,335)

COMPREHENSIVE INCOME:

 VALUATION RESERVE                    (1,485,641)         (1,485,641)

 UNREALIZED GAIN ON
  INVESTMENTS AVAILABLE
   FOR SALE                              570,638             615,800

 986,865 SHARES OF COMMON STOCK
  HELD IN TREASURY, AT COST          (11,003,545)        (11,003,545)

                                       4,481,263           4,841,689

                                    $ 12,318,373        $ 12,960,143
                                   =============       =============
                                     3


                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997



                                                1998            1997
                                             (UNAUDITED)     (UNAUDITED)


REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $    16,000     $   279,000
    RENTAL INCOME                              361,876         437,356
    GROUND LEASE INCOME                        231,000         231,000
    VOLUME BASED RENTAL INCOME                  34,730          30,435
    OTHER INCOME                                 1,864           4,094

                                               645,470         981,885

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                     6,845         120,072
    LABOR, OPERATING AND MAINTENANCE           212,972         217,218
    DEPRECIATION AND AMORTIZATION               55,607          92,045
    TAXES OTHER THAN INCOME TAXES               50,400          74,700
    GENERAL AND ADMINISTRATIVE                  22,510          27,694

                                               348,334         531,729



INCOME FROM REAL ESTATE OPERATIONS             297,136         450,156


ART OPERATIONS:
 ART REVENUES:
    SALES                                      158,200          15,100
    OTHER REVENUES                                   0           2,982

                                               158,200          18,082


 ART EXPENSES:
    COST OF ART SOLD                           559,164          24,358
    VALUATION RESERVE                         (280,000)              0
    SELLING, GENERAL AND ADMINISTRATIVE          9,967           9,950

                                               289,131          34,308


LOSS FROM ART OPERATIONS                      (130,931)        (16,226)







                                     4


                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                Continued ...


                                                1998           1997
                                            (UNAUDITED)     (UNAUDITED)


GENERAL AND ADMINISTRATIVE EXPENSE        $  (278,615)     $  (312,768)


INCOME (LOSS) FROM OPERATIONS                (112,410)         121,162


OTHER INCOME (EXPENSE):
  GAIN (LOSS) ON SALE OF INVESTMENTS                0                0
  GAIN (LOSS) ON MARK-TO-MARKET OF
    INVESTMENTS                                     0         (129,133)
  INTEREST & OTHER INCOME                         627           77,083
  INTEREST EXPENSE                           (148,232)        (224,663)
  INTEREST EXPENSE-RELATED PARTY              (66,000)         (41,000)

                                             (213,605)        (317,713)

GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                      (326,015)        (196,551)

PROVISION (BENEFIT) FOR INCOME TAXES                0                0

NET INCOME (LOSS)                            (326,015)        (196,551)

PREFERRED STOCK DIVIDEND                      (48,000)         (43,942)

NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES                                   $  (374,015)     $  (240,493)
                                          =============    ============

NET INCOME (LOSS) PER COMMON SHARE        $     (0.09)     $     (0.06)
                                          =============    ============

















                                5


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                           1998              1997
                                      (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                      $ (326,015)     $  (195,551)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   PROVISION FOR LITIGATION SETTLEMENT            0          (75,000)
   DEPRECIATION AND AMORTIZATION             61,272           97,543
   GAIN  ON SALES OF REAL ESTATE              9,155         (158,928)
   GAIN FROM SALE OF INVESTMENTS                  0                0
   VALUATION RESERVE - ART INVENTORY              0                0
   (GAIN )LOSS ON MARK-TO-MARKET OF
     INVESTMENTS                                  0          129,133

CHANGES IN ASSETS AND LIABILITIES:
     NOTES AND ACCOUNTS RECEIVABLES, NET      75,983           81,108
     ART INVENTORY, NET                      277,960           80,235
     PREPAID EXPENSES AND OTHER, NET         137,001         (27,957)
     PAYABLES AND ACCRUED EXPENSES, NET     (169,830)        (409,175)
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                   65,526         (478,592)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE          16,000          279,000
  PROCEEDS FROM SALE OF INVESTMENTS                0                0

  CAPITAL EXPENDITURES                        (9,485)         (29,908)
NET CASH PROVIDED BY INVESTING ACTIVITIES       6,515          249,092

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                    75,000                0
  TRANSFERS TO LONG-TERM                            0          325,000
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS    (186,514)        (102,000)
NET CASH USED BY FINANCING ACTIVITIES        (111,514)         223,000

(INCREASE) IN RESTRICTED CASH AND
  CASH EQUIVALENTS                            (39,473)               0

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       0           (6,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR 28,225           10,632


CASH AND CASH EQUIVALENTS AT END OF YEAR  $   (11,248)     $     4,132
                                          ============     ============

NOTE:  Canal made federal and state income tax payments of $16,000 and
$8,600 and interest         payments of $214,000 and $265,000 in the three
month periods ended January 31, 1998         and 1997, respectively.
                                     6


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1997 (AUDITED) AND
          FOR THE THREE MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)


                    COMMON STOCK     PREFERRED STOCK
                    NUMBER           NUMBER
                      OF                  OF             PAID-IN
                    SHARES   AMOUNT  SHARES   AMOUNT     CAPITAL

BAL.,OCT 31, 1996 5,313,794 $53,138 2,703,299 $27,033  $26,636,939
 NET INCOME (LOSS)        0       0         0       0            0
 PREFERRED STOCK DIVIDEND 0       0   294,601   2,946      189,354
 MINIMUM PENSION
  LIABILITY ADJUSTMENT    0       0         0       0            0
 UNREALIZED GAIN
  ON INVESTMENTS          0       0         0       0            0
                -------------------- ----------------  -----------
BAL.,OCT 31, 1997 5,313,794  53,138 2,997,900  29,979   26,826,293
 NET INCOME (LOSS)        0       0         0       0            0
 PREFERRED STOCK DIVIDEND 0       0    21,500     215       58,536
 MINIMUM PENSION
  LIABILITY ADJUSTMENT    0       0         0       0            0
 UNREALIZED GAIN
  ON INVESTMENTS          0       0         0       0            0
                -------------------  ----------------   ----------
BAL.,JAN 31, 1998 5,313,794 $53,138 2,019,400 $30,194  $26,884,829
               ==================== ================= ============




                RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
                EARNINGS       VALUATION    UNREALIZED       STOCK
                DEFICIT         RESERVE     GAIN ON INV.    AT COST

BAL.,OCT 31, 1996($9,010,999)($1,619,696) $         0  ($11,003,545)
 NET INCOME(LOSS) (1,001,483)          0            0             0
 PREFERRED STOCK
  DIVIDEND          (181,853)          0            0             0
 MINIMUM PENSION
  LIABILITY ADJ.           0     134,055            0             0
 UNREALIZED GAIN
  ON INVESTMENTS           0           0      615,800             0
                ------------- ------------ ------------ ------------
BAL.,OCT 31, 1997(10,194,335)($1,485,641)     615,800   (11,003,545)
 NET INCOME (LOSS)  (326,015)          0            0             0
 PREFERRED STOCK
  DIVIDEND           (48,000)          0            0             0
 MINIMUM PENSION
  LIABILITY ADJ.           0           0            0             0
 UNREALIZED GAIN
  ON INVESTMENTS           0           0      (45,162)            0
               ------------- ------------- ------------ ------------
BAL.,JAN 31,1998($10,568,350)($1,485,641) $   570,638  ($11,003,545)
               ============= ============ ============ =============

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JANUARY 31, 1998
                                (UNAUDITED)



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

3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 1998 and the results of its operations and its cash flows for the three month period ended January 31, 1998. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1997 and the notes thereto which are contained in Canal s 1997 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1998.

4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $3 million at January 31, 1998 and October 31, 1997.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at January 31, 1998 and October 31, 1997.


6.   INVESTMENTS AVAILABLE FOR SALE

     At October 31, 1997 the investments available for sale consisted of the following:

                                             January 31,      October 31,
     ($ 000's Omitted)                          1998             1997

     Aggregate market value.................   $1,106           $1,151
     Aggregate carrying value...............   $1,106           $1,151

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

     For the three months ended January 31, 1998 Canal recognized an unrealized loss on investments available for sale of $45,000.
Additionally, in fiscal 1997 Canal recognized an unrealized gain on investments available for sale of $616,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS


     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $1,000,000 at January 31, 1998. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 59% ($1,497,634) and 41% ($1,035,263) and 63% ($1,775,594) and 37% ($1,035,263) of total art inventory at January 31,
1998 and October 31, 1997, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal s art operations have generated operating losses of $131,000 and $16,000 on revenues of $158,000 and $18,000 for the three months ended January 31, 1998 and 1997, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had $1,683,000 of art inventory on consignment with third party dealers at January 31, 1998 and October 31, 1997, respectively.

8. BORROWINGS

     At January 31, 1998, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                          January 31,       October 31,
                                              1998            1997
                                          (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2001 - related party............    $ 3,590         $     0

Variable rate mortgage notes due
 May 15, 1998.............................         0         $ 2,655

Variable rate mortgage notes due
 September 15, 1998 - related party.......         0             700

11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,248           1,266

9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4...............       403             405

10 1/2% mortgage note (adjusted


 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       474             477

Other Note - Related Party................         0             320

Other Note................................       322             325

Total ....................................     6,037           6,148

Less -- current maturities ...............        98              98

Long-term debt ...........................   $ 5,939         $ 6,050

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At January 31, 1998 the balance due under these notes was $3,590,000.



9.   VALUATION RESERVE

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

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                For the Three Months Ended January 31, 1998


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


     Canal recognized net losses of $326,000 and $197,000 for the three month periods ended January 31, 1998 and 1997, respectively. After recognition of preferred stock dividend payments of $48,000 and $44,000 for the three month periods ended January 31, 1998 and 1997, respectively, the results attributable to common stockholders were net losses of $374,000, and $240,000 for the three month periods ended January 31, 1998 and 1997, respectively. Included in the current year results is a $131,000 loss from the art operations.


     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $196,000 or 19.6% to $804,000 for the three month periods ended January 31, 1998 and 1997, respectively. The 1998 decrease is due primarily to a $263,000 decrease in revenues from the sale of real estate, offset to a certain extent by a $140,000 increase in art sales.

Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last nine years, and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these other uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At January 31, 1998 the balance due under these notes was $3,590,000.

     Cash and cash equivalents of a negative $11,000 at January 31, 1998 decreased $39,000 from $28,000 at October 31, 1997. Net cash provided by operations in fiscal 1998 was $66,000. Substantially all of the 1998 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses.

     During fiscal 1998 Canal reduced its variable rate mortgage notes by $85,000 and other long-term debt by $27,000 for a net 1998 debt reduction of $112,000.

     At January 31, 1998 the Company s current assets exceeded current liabilities by $0.1 million, which was unchanged from October 31, 1997. The only required principal repayments under Canal s debt agreements for fiscal 1998 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.

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



Real Estate Revenues

     Real estate revenues for the three months ended January 31, 1998 of $645,000 accounted for 80.3% of the first quarter revenues as compared to real estate revenues of $982,000 or 98.2% for the same period in 1997.
Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (56.1% and 44.5%), Ground lease income (35.8% and 23.5%), volume based rental income (5.4% and 3.1%) and sale of real estate and other income (2.7% and 28.9%) for the three months ended January 31, 1998 and 1997, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 1998.


Real Estate Expenses

     Real estate expenses for the three months ended January 31, 1998 of $348,000 decreased by $183,000 (34.5%) from $532,000 for the same period in 1997. Real estate expenses were comprised of labor, operating and maintenance (61.1% and 40.9%), depreciation and amortization (16.0% and 17.3%), taxes other than income taxes (14.5% and 14.1%), cost of real estate sold (2.0% and 22.6%) and general and administrative expenses (6.4% and 5.1%) for the three months ended January 31, 1998 and 1997, respectively. The percentage variations in year to year comparisons are also due to the decrease in the cost of real estate sold for fiscal 1998.

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

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1997 appraisal covered approximately 49% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 51% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1997 Canal recognized a $350,000 valuation allowance against its art inventory, thereby, increasing the total value allowance to $2,850,000 as of October 31, 1997 compared to $2,500,000 and $1,000,000 at October 31, 1996 and 1995, respectively. These estimates are based in part on the Company s history of losses sustained on art sales in the current and previous years.

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


Art Revenues

     Art revenues for the three months ended January 31, 1998 of $158,000 increased $140,000 or 774.9% as compared to the same period in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 83.5%) and commission income on the sale of art owned by third parties (0.0% and 16.5%) for the three month periods ended January 31, 1998 and 1997, respectively.


Art Expenses

     Art expenses for the three months ended January 31, 1998 of $289,000 increased by $255,000 from $34,000 for the same period in 1997. Art expenses consisted of the cost of art sold (net of valuation allowances) (96.6% and 71.0%) and selling, general and administrative expenses (3.4% and 29.0%) for the three month periods ended January 31, 1998 and 1997, respectively.


General and Administrative

     General and administrative expenses for the three months ended January 31, 1998 of $279,000 decreased $34,000 (10.9%) from $313,000 for the same period in 1997. The major components of general and administrative expenses are officers salaries (38.7% and 34.5%), rent (8.7% and 9.7%), legal and professional fees (8.6% and 10.1%), insurance (12.4% and 11.5%) and office salaries (10.1% and 10.8%) for the three month periods ended January 31, 1998 and 1997, respectively.

Interest and Other Income

     Interest and other income for the three months ended January 31, 1998 decreased to $1,000 from $77,000 for the same period in 1997. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.


Interest Expense

     Interest expense for the three months ended January 31, 1998 decreased 19.4% to $214,000 as compared to $318,000 for the same period in 1997. The 1998 decrease is due primarily to the decrease in aggregate debt outstanding.

                                  PART II

                             OTHER INFORMATION

Item 1:        Legal Proceedings:

               See Item 3 of Canal s October 31, 1997 Form 10-K.

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




Date: March 12, 1998