Form 10-Q
period 1998-04-30
CANAL CAPITAL CORP
filed 1998-06-12
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the quarterly period ended April 30, 1998

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at March 31, 1998
Common stock, $0.01 par value                4,326,929

(This document contains 25 pages)


                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      APRIL 30, 1998 AND OCTOBER 31, 1997


                                        APRIL 30,          OCTOBER 31,
                                          1998                1997
                                       (UNAUDITED)           (AUDITED)

ASSETS:

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS             $   (52,628)        $    28,225
 NOTES AND ACCOUNTS RECEIVABLE             205,644             271,891
 ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
  $ 500,000  AT APRIL 30, 1998 AND
  OCTOBER 31, 1997, RESPECTIVELY           500,000             500,000
 INVESTMENTS                               812,851           1,151,358
 PREPAID EXPENSES                          171,888             199,888

   TOTAL CURRENT ASSETS                  1,637,755           2,151,362




NON-CURRENT ASSETS:
 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $ 2,529,687
  AND $ 2,407,533 AT APRIL 30, 1998 AND
  OCTOBER 31, 1997, RESPECTIVELY         5,218,260           5,323,177


ART INVENTORY NON-CURRENT, NET OF
 VALUATION ALLOWANCE OF $ 1,970,000
 AT APRIL 30, 1998 AND $2,350,000 AT
 OCTOBER 31, 1997, RESPECTIVELY          1,930,608           2,310,857





OTHER ASSETS:
 PROPERTY HELD FOR DEVELOPMENT OR RESALE 2,819,455           2,843,305
 DEFERRED LEASING AND FINANCING COSTS       21,008              39,655
 DEPOSITS AND OTHER                        178,150             291,787

                                         3,018,613           3,174,747

                                       $11,805,236         $12,960,143
                                      ============         ===========







                                     2



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    APRIL 30, 1998 AND OCTOBER 31, 1997

                                       APRIL 30,       OCTOBER 31,
                                         1998              1997
                                     (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT       98,000             98,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES1,758,588          1,871,963
 INCOME TAXES PAYABLE                    82,313             97,995

   TOTAL CURRENT LIABILITIES          1,938,901          2,067,958


LONG-TERM DEBT, LESS CURRENT PORTION  2,325,294          2,375,496
LONG-TERM DEBT, LESS CURRENT PORTION-
     RELATED PARTY                    3,456,000          3,675,000

                                      5,781,294          6,050,496
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,019,400 AND
  2,977,900 SHARES ISSUED AND OUTSTANDING
  AT APRIL 30, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 30,194,000 AND $ 29,979,000
  AT APRIL 30, 1998 AND OCTOBER 31, 1997
  RESPECTIVELY                            30,194              29,979

 COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
  AT APRIL 30, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY                            53,138              53,138

 PAID-IN CAPITAL                      26,932,829          26,826,293

 RETAINED EARNINGS (DEFICIT)         (10,719,227)        (10,194,335)

 986,865 SHARES OF COMMON STOCK
  HELD IN TREASURY, AT COST          (11,003,545)        (11,003,545)


 COMPREHENSIVE INCOME:
  VALUATION RESERVE                  (1,485,641)         (1,485,641)
  UNREALIZED GAIN ON INVESTMENTS
  AVAILABLE FOR SALE                    277,293             615,800

                                      4,085,041           4,841,689

                                   $ 11,805,236        $ 12,960,143
                                  =============       =============
                                    3



                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997



                                                1998            1997
                                             (UNAUDITED)     (UNAUDITED)


REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE                    $   251,000     $ 2,262,000
  RENTAL INCOME                              725,845         834,760
  GROUND LEASE INCOME                        462,000         462,000
  VOLUME BASED RENTAL INCOME                  65,491          52,409
  OTHER INCOME                                 3,738           8,472

                                           1,508,074       3,619,641

 REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD                    60,071         796,131
  LABOR, OPERATING AND MAINTENANCE           438,736         437,798
  DEPRECIATION AND AMORTIZATION              111,319         184,446
  TAXES OTHER THAN INCOME TAXES              100,800         149,400
  GENERAL AND ADMINISTRATIVE                  45,512          53,657

                                             756,438       1,621,432

INCOME FROM REAL ESTATE OPERATIONS           751,636       1,998,209


ART OPERATIONS:
 ART REVENUES:
  SALES                                      206,200          17,300
  OTHER REVENUES                                   0           2,982

                                             206,200          20,282


 ART EXPENSES:
  COST OF ART SOLD                           761,453          26,558
  VALUATION RESERVE                         (380,000)              0
  SELLING, GENERAL AND ADMINISTRATIVE         20,114          20,491

                                             401,567          47,049


LOSS FROM ART OPERATIONS                    (195,367)        (26,767)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                  FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                             Continued ...


                                                1998           1997
                                            (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE       $  (563,029)     $  (619,754)


INCOME (LOSS) FROM OPERATIONS                 (6,760)       1,351,688

OTHER INCOME (EXPENSE):
 INTEREST & OTHER INCOME                         931           78,858
 INTEREST EXPENSE                           (221,063)        (448,433)
 INTEREST EXPENSE-RELATED PARTY             (202,000)         (77,000)

                                            (422,132)        (446,575)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                     (428,892)         905,113

PROVISION (BENEFIT) FOR INCOME TAXES               0                0

NET INCOME (LOSS)                           (428,892)         905,113


OTHER COMPREHENSIVE INCOME (LOSS):
 UNREALIZED LOSS ON INVESTMENTS
 AVAILABLE FOR SALE                         (338,507)        (174,291)


COMPREHENSIVE LOSS                        $  (767,399)     $   730,822
                                          =============    ============


NET INCOME (LOSS) PER COMMON SHARE        $     (0.20)     $      0.15
                                          =============    ============

                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997



                                            1998            1997
                                         (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE                    $   235,000     $ 1,983,000
  RENTAL INCOME                              363,969         397,404
  GROUND LEASE INCOME                        231,000         231,000
  VOLUME BASED RENTAL INCOME                  30,761          21,974
  OTHER INCOME                                 1,874           4,378

                                             862,604       2,637,756

 REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD                    53,226         676,059
  LABOR, OPERATING AND MAINTENANCE           225,764         220,580
  DEPRECIATION AND AMORTIZATION               55,712          92,401
  TAXES OTHER THAN INCOME TAXES               50,400          74,700
  GENERAL AND ADMINISTRATIVE                  23,002          25,963

                                             408,104       1,089,703


INCOME FROM REAL ESTATE OPERATIONS           454,500       1,548,053


ART OPERATIONS:
 ART REVENUES:
  SALES                                       48,000           2,200
  OTHER REVENUES                                   0               0

                                              48,000           2,200


 ART EXPENSES:
  COST OF ART SOLD                           202,289           2,200
  VALUATION RESERVE                         (100,000)              0
  SELLING, GENERAL AND ADMINISTRATIVE         10,147          10,541

                                             112,436          12,741


LOSS FROM ART OPERATIONS                     (64,436)        (10,541)

                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                          Continued ...


                                        1998           1997
                                    (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE    $  (284,414)     $  (306,986)


INCOME (LOSS) FROM OPERATIONS             105,650        1,230,526

OTHER INCOME (EXPENSE):
 INTEREST & OTHER INCOME                      304            1,775
 INTEREST EXPENSE                         (72,831)        (223,770)
 INTEREST EXPENSE-RELATED PARTY          (136,000)         (36,000)

                                         (208,527)        (257,995)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                  (102,877)         972,531

PROVISION (BENEFIT) FOR INCOME TAXES            0                0

NET INCOME (LOSS)                        (102,877)         972,531



OTHER COMPREHENSIVE INCOME (LOSS):
  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                     (293,345)         (45,158)



COMPREHENSIVE LOSS                    $  (396,222)     $   927,373
                                     =============    ============


NET INCOME (LOSS) PER COMMON SHARE    $     (0.10)     $      0.20
                                     =============    ============

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997




                                       1998              1997
                                     (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                   $ (428,892)     $   905,113

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   PROVISION FOR LITIGATION SETTLEMENT         0          (75,000)
   DEPRECIATION AND AMORTIZATION         122,872          195,555
   GAIN  ON SALES OF REAL ESTATE        (190,929)      (1,465,869)

CHANGES IN ASSETS AND LIABILITIES:
  NOTES AND ACCOUNTS RECEIVABLES, NET     66,247           99,399
  ART INVENTORY, NET                     378,249           25,200
  PREPAID EXPENSES AND OTHER, NET         61,725          (78,640)
 PAYABLES AND ACCRUED EXPENSES, NET     (129,057)        (446,137)
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES             (119,785)        (840,379)


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE     251,000        2,262,000
  PROCEEDS FROM SALE OF INVESTMENTS            0                0
  CAPITAL EXPENDITURES                   (17,866)         (35,567)
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                233,134        2,226,433



CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                               75,000                0
 TRANSFERS TO LONG-TERM                        0          325,000
 REPAYMENT OF LONG-TERM DEBT OBLIGATIONS(269,202)        (246,106)
NET CASH USED BY FINANCING ACTIVITIES   (194,202)          78,894

(INCREASE) IN RESTRICTED CASH AND
  CASH EQUIVALENTS                       (80,853)               0
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  0        1,464,948
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                    28,225           10,632

CASH AND CASH EQUIVALENTS AT
     END OF YEAR                     $   (52,628)     $ 1,475,580
                                     ============     ============

NOTE:    Canal  made  federal  and state income tax payments of $16,000 and
$12,000 and interest payments of $423,000 and $525,000 in the six month periods ended April 30, 1998 and 1997, respectively.
                                     8


          CANAL CAPITAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED OCTOBER 31, 1997 (AUDITED) AND
          FOR THE SIX MONTHS ENDED APRIL 30, 1998 (UNAUDITED)


                         COMMON STOCK         PREFERRED STOCK
                    NUMBER              NUMBER
                      OF                  OF                    PAID-IN
                    SHARES   AMOUNT     SHARES       AMOUNT     CAPITAL

BAL.,OCT 31,1996 5,313,794   $53,138    2,703,299    $27,033  $26,636,939

NET INCOME (LOSS)        0         0            0          0            0
PREFERRED STOCK DIV      0         0      294,601      2,946      189,354
MINIMUM PEN. LIAB. ADJ   0         0            0          0            0
UNREALIZED GAIN
     ON INVESTMENTS      0         0            0          0            0
                --------------------   ---------------------  -----------

BAL.,OCT 31,1997 5,313,794    53,138    2,997,900     29,979   26,826,293
NET INCOME (LOSS)        0         0            0          0            0
PREFERRED STOCK DIV      0         0       21,500        215      106,536
MINIMUM PEN. LIAB. ADJ   0         0            0          0            0
UNREALIZED GAIN
      ON INVESTMENTS     0         0            0          0            0
                --------------------   ---------------------   ----------

BAL.,APR 30,1998 5,313,794   $53,138    3,019,400    $30,194  $26,932,829
                ====================   ===================== ============




                  RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
                 EARNINGS       VALUATION    UNREALIZED       STOCK
                 DEFICIT         RESERVE     GAIN ON INV.    AT COST

BAL.,OCT31,1996  $9,010,999)    ($1,619,696)   $         0  ($11,003,545)
NET INCOME (LOSS)(1,001,483)              0              0             0
PREFERRED STOCK DIV(181,853)              0              0             0
MINIMUM PEN. LIAB. ADJ.   0         134,055              0             0
 UNREALIZED GAIN ON INV.  0               0        615,800             0
               -------------  -------------   ------------  ------------

BAL.,OCT31,1997 (10,194,335)    ($1,485,641)       615,800   (11,003,545)
NET INCOME (LOSS)  (428,892)              0              0             0
PREFERRED STOCK DIV (96,000)              0              0             0
MINIMUM PEN. LIAB. ADJ.   0               0              0             0
UNREALIZED GAIN ON INV.   0               0       (338,507)            0
              -------------  --------------   ------------ ------------

BAL.,APR30,1998($10,719,227)    ($1,485,641)   $   277,293  ($11,003,545)
              =============  ==============  ============= =============





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED APRIL 30, 1998
                                (UNAUDITED)



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


3.   Interim Financial Statements

     The  interim  consolidated  financial  statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 1998 and the results of its operations and its cash flows for the six month period ended April 30, 1998. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1997 and the notes thereto which are contained in Canal s 1997 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1998.


4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $3 million at April 30, 1998 and October 31, 1997.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at April 30, 1998 and October 31, 1997.


6.   INVESTMENTS AVAILABLE FOR SALE

     At April 30, 1998 the investments available for sale consisted of the following:


                                             April 30,      October 31,
     ($ 000's Omitted)                          1998             1997

     Aggregate market value.................   $  813           $1,151

     Aggregate carrying value...............   $  813           $1,151



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

     For the six months ended April 30, 1998 Canal recognized an unrealized loss on investments available for sale of $339,000. Additionally, in fiscal 1997 Canal recognized an unrealized gain on investments available for sale of $616,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $1,000,000 at April 30, 1998. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 54% ($1,195,345) and 46% ($1,035,263) and 63% ($1,775,594) and 37% ($1,035,263) of total art inventory at April 30,
1998 and October 31, 1997, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     As of October 31, 1997 the valuation allowance of $2,850,000 represented a 50% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a reduction in the valuation allowance of $380,000 on sales of art with an historic cost of $761,000 in the first six months of fiscal 1998.

     Canal s art operations have generated operating losses of $195,000 and $27,000 (net of a fiscal 1998 decrease in the valuation allowance of $380,000) on revenues of $206,000 and $20,000 for the six months ended April 30, 1998 and 1997, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve (proportionately) as the inventory is sold. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


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

     Inventory on Consignment - The Company had $1,500,000 and $1,683,000 of art inventory on consignment with third party dealers at April 30, 1998 and October 31, 1997, respectively. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece.



8. BORROWINGS

     At April 30, 1998, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                           April 30,       October 31,
                                              1998            1997
                                          (Unaudited)        (Audited)


(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2001 - related party............    $ 3,456         $     0

Variable rate mortgage notes due
 May 15, 1998.............................         0         $ 2,655

Variable rate mortgage notes due
 September 15, 1998 - related party.......         0             700

11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,230           1,266

9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............       400             405

10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       471             477

Other Note - Related Party................         0             320

Other Note................................       322             325

Total ....................................     5,879           6,148

Less -- current maturities ...............        98              98

Long-term debt ...........................   $ 5,781         $ 6,050






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


requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At April 30, 1998 the balance due under these notes was $3,456,000.



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


















                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Six Months Ended April 30, 1998

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

     Canal recognized net losses of $429,000 and $103,000 for the six and three month periods ended April 30, 1998 as compared to net income of $905,000 and $973,000 for the same periods in fiscal 1997, respectively. After recognition of unrealized losses on investments held for sale of $339,000 and $293,000 for the six and three month periods ended April 30, 1998 and $174,000 and $45,000 for the same periods in fiscal 1997, respectively, the Company recognized comprehensive losses of $767,000 and
$396,000 for the six and three month periods ended April 30, 1998 as compared comprehensive income of $731,000 and $927,000 for the same periods in fiscal 1997, respectively. Further, after recognition of preferred stock dividend payments of $96,000 and $48,000 for the six and three month periods ended April 30, 1998 and $90,000 and $46,000 for the same periods in fiscal 1997, respectively, the Company recognized losses applicable to common stockholders of $863,000 ($0.20 per common share) and $444,000 ($0.10 per common share) for the six and three month periods ended April 30, 1998 as compared to income applicable to common stockholders of $641,000 ($0.15 per common share) and $881,000 ($0.20 per common share) for the same periods in fiscal 1997, respectively. Included in the 1998 results was the $339,000 unrealized loss on investments held for sale and a $195,000 loss from art operations, while the 1997 results included gains on t h e sales of real estate of $1,466,000, other income of $75,000 representing a reduction in the provision for litigation settlement and a $174,000 unrealized loss on investments held for sale.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $1,926,000 or 52.9% to $1,754,000 and by $1,729,000 or 65.5% to $911,000 for the six and
three month periods ended April 30, 1998, respectively, as compared to the revenues for the same periods in fiscal 1997. The 1998 decrease is due primarily to a $2,011,000 decrease in revenues from the sale of real estate, offset to a certain extent by a $185,000 increase in art revenues.

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


($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At April 30, 1998 the balance due under these notes was $3,456,000.


     Cash and cash equivalents of a negative $53,000 at April 30, 1998 decreased $81,000 from $28,000 at October 31, 1997. Net cash used by operations in fiscal 1998 was $120,000. Substantially all of the 1998 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses.


     During fiscal 1998 Canal reduced its variable rate mortgage notes by $219,000 and other long-term debt by $50,000 for a net 1998 debt reduction of $269,000.






     At April 30, 1998 the Company s current liabilities exceeded current assets by $0.3 million, as compared to current assets exceeding current liabilities by $0.1 million at October 31, 1997. The only required principal repayments under Canal s debt agreements for fiscal 1998 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.


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



Real Estate Revenues


     Real estate revenues for the six months ended April 30, 1998 of $1,508,000 accounted for 88.0% of the year to date revenues as compared to real estate revenues of $3,620,000 or 99.4% for the same period in 1997. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income form the rental of vacant land and certain structures (48.1% and 23.1%), ground lease income (30.6% and 12.8%), volume based rental income (4.3% and 1.4%) and sale of real estate and other income (17.0% and 62.7%) for the six months ended April 30, 1998 and 1997, respectively. The 1998 revenue decrease is due primarily to a $2,011,000 decrease in revenues from the sale of real estate and a reduction in rental income of $109,000. The decrease in rental income is due to the December 1996 loss of the largest tenant (State of Minnesota) in Canal s South St. Paul, Minnesota Exchange Building as well as the continued consolidation of other stockyards related tenants. The changes in percentages in the year to year comparisons are due primarily to the significant decrease in real estate sales for fiscal 1998.

     Real estate revenues for the three months ended April 30, 1998 of $863,000 accounted for 94.7% of the second quarter revenues as compared to real estate revenues of $2,638,000 or 99.9% for the same period in 1997. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (42.2% and 15.1%), ground lease income (26.8% and 8.8%), volume based rental income (3.6% and 0.8%) and sale of real estate and other income (27.4% and 75.3%) for the three months ended April 30, 1998 and 1997, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 1998.


Real Estate Expenses

     Real estate expenses for the six months ended April 30, 1998 of $756,000 decreased by $865,000 (53.3%) from $1,621,000 for the same period in 1997. Real estate expenses were comprised of labor, operating and maintenance (58.0% and 27.0%), depreciation and amortization (14.7% and 11.4%), taxes other than income taxes (13.3% and 9.2%), cost of real estate sold (7.9% and 49.1%) and general and administrative expenses (6.1% and 3.3%) for the six months ended April 30, 1998 and 1997, respectively. The 1998 decrease in real estate expenses is due primarily to the $236,000 decrease in cost of real estate sales. The percentage variations in year to year comparison is also due primarily to the decrease in the cost of real estate sold for fiscal 1998.

     Real estate expenses for the three months ended April 30, 1998 of $408,000 decreased by $682,000 (62.5%) from $1,090,000 for the same period in 1997. Real estate expenses were comprised of labor, operating and maintenance (55.3% and 20.2%), depreciation and amortization (13.7% and 8.5%), taxes other than income taxes (12.4% and 6.9%), cost of real estate sold (13.0% and 62.0%) and general and administrative expenses (5.6% and 2.4%) for the three months ended April 30, 1998 and 1997, respectively. The percentage variations in year to year comparisons are also due to the decrease in the cost of real estate sold for fiscal 1998.


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

     As of October 31, 1997 the valuation allowance of $2,850,000 represented a 50% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for the cost of sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a first quarter reduction in the valuation allowance of $380,000 on sales of art with an historic cost of $761,000.

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


Art Revenues

     Art revenues for the six months ended April 30, 1998 of $206,000 increased $186,000 from $20,000 for the same period in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 85.3%) and commission income on sale of art owned by third parties (0.0% and 14.7%) for the six month periods ended April 30, 1998 and 1997, respectively. The Company s art inventory was reduced through sales by $381,000 in the first half of fiscal 1998.

     Art revenues for the three months ended April 30, 1998 of $48,000 increased $46,000 from $2,000 for the same period in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended April 30, 1998 and 1997, respectively.

Art Expenses

     Art expenses for the six months ended April 30, 1998 of $402,000 increased by $355,000 from $47,000 for the same period in 1997. Art expenses (net of a valuation allowance of $380,00 in fiscal 1998) consisted of the cost of art sold (95.0% and 56.5%) and selling, general and administrative expenses (5.0% and 43.5%) for the six month periods ended April 30, 1998 and 1997, respectively.

     Art expenses for the three months ended April 30, 1998 of $112,000 increased by $99,000 from $13,000 for the same period in 1997. Art expenses consisted of the cost of art sold (net of valuation allowance of $100,000 in fiscal 1998) (91.0% and 17.3%) and selling, general and administrative expenses (9.0% and 82.7%) for the three month periods ended April 30, 1998 and 1997, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve (proportionately) as the inventory is sold.


General and Administrative

     General and administrative expenses for the six months ended April 30, 1998 of $563,000 decreased $57,000 (9.2%) from $620,000 for the same period in 1997. The major components of general and administrative expenses are officers salaries (38.3% and 34.8%), rent (8.6% and 9.8%), legal and professional fees (8.5% and 10.2%), insurance (12.3% and 11.6%), and office salaries (9.9% and 10.9%) for the six month periods ended April 30, 1998 and 1997, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1998.

     General and administrative expenses for the three months ended April 30, 1998 of $284,000 decreased $23,000 (7.4%) from $307,000 for the same period in 1997. The major components of general and administrative expenses are officers salaries (37.9% and 35.1%), rent (8.4% and 9.9%), legal and professional fees (8.4% and 10.3%), insurance (12.1% and 11.7%) and office salaries (9.8% and 10.9%) for the three month periods ended April 30, 1998 and 1997, respectively.


Interest and Other Income

     Interest and other income for the six months ended April 30, 1998 decreased to $1,000 from $79,000 for the same period in 1997. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.

     Interest and other income for the three months ended April 30, 1998 decreased to $300 from $1,800 for the same period in 1997. Interest and other income is comprised primarily of interest income.

Interest Expense

     Interest expense for the six months ended April 30, 1998 decreased 19.5% to $423,000 as compared to $525,000 for the same period in 1997. The 1998 decrease is due primarily to a reduction in aggregate debt outstanding at April 30, 1998 as compared to the same period in 1997. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

     Interest expense for the three months ended April 30, 1998 decreased 19.6% to $209,000 as compared to $260,000 for the same period in 1997. The 1998 decrease is due primarily to the decrease in aggregate debt outstanding.

















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




Date: June 12, 1998


























