Form 10-Q
period 1998-07-31
CANAL CAPITAL CORP
filed 1998-09-11
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended July 31, 1998

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


    Title of each class          Shares outstanding at August 31, 1998
Common stock, $0.01 par value                4,326,929

(This document contains 25 pages)


                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  JULY 31, 1998 AND OCTOBER 31, 1997


                                        JULY 31,          OCTOBER 31,
                                          1998                1997
                                     (UNAUDITED)           (AUDITED)

ASSETS:

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS             $   (16,301)        $    28,225
 NOTES AND ACCOUNTS RECEIVABLE             723,245             271,891
 ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
  $ 500,000  AT JULY 31, 1998 AND
   OCTOBER 31, 1997, RESPECTIVELY          500,000             500,000
 INVESTMENTS                               451,584           1,151,358
 PREPAID EXPENSES                          193,989             199,888

   TOTAL CURRENT ASSETS                  1,852,517           2,151,362




NON-CURRENT ASSETS:

 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $1,615,294
  AND $ 2,407,533 AT JULY 31, 1998 AND
  OCTOBER 31, 1997, RESPECTIVELY         5,157,808           5,323,177


 ART INVENTORY NON-CURRENT, NET OF
  VALUATION ALLOWANCE OF $ 1,970,000
  AT JULY 31, 1998 AND $2,350,000 AT
  OCTOBER 31, 1997, RESPECTIVELY         1,930,608           2,310,857





OTHER ASSETS:

 PROPERTY HELD FOR DEVELOPMENT OR RESALE 2,728,655           2,843,305
 DEFERRED LEASING AND FINANCING COSTS       16,148              39,655
 DEPOSITS AND OTHER                        174,850             291,787

                                         2,919,653           3,174,747

                                       $11,860,586         $12,960,143
                                      ============         ===========


                                     2




               CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    JULY 31, 1998 AND OCTOBER 31, 1997

                                          JULY 31,       OCTOBER 31,
                                            1998              1997
                                         (UNAUDITED)        (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT           98,000             98,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES    1,964,219          1,871,963
 INCOME TAXES PAYABLE                        80,497             97,995

   TOTAL CURRENT LIABILITIES              2,142,716          2,067,958

LONG-TERM DEBT, LESS CURRENT PORTION      2,301,938          2,375,496
LONG-TERM DEBT, LESS CURRENT PORTION-
  RELATED PARTY                           3,396,000          3,675,000

                                          5,697,938          6,050,496
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,411,681 AND
  2,977,900 SHARES ISSUED AND OUTSTANDING
  AT JULY 31, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 34,116,810 AND $ 29,979,000
  AT JULY 31, 1998 AND OCTOBER 31, 1997
  RESPECTIVELY                               34,117              29,979

 COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
  AT JULY 31, 1998 AND OCTOBER 31, 1997,
  RESPECTIVELY                               53,138              53,138

 PAID-IN CAPITAL                         26,985,046          26,826,293

 RETAINED EARNINGS (DEFICIT)            (10,479,209)        (10,194,335)

 986,865 SHARES OF COMMON STOCK
  HELD IN TREASURY, AT COST             (11,003,545)        (11,003,545)

COMPREHENSIVE INCOME:
 VALUATION RESERVE                       (1,485,641)         (1,485,641)
 UNREALIZED GAIN ON INVESTMENTS AVAILABLE
     FOR SALE                               (83,974)            615,800

                                           4,019,932           4,841,689

                                        $ 11,860,586        $ 12,960,143
                                        =============       =============
                                    3


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997



                                            1998            1997
                                        (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                 $   534,439     $ 2,407,000
    RENTAL INCOME                         1,071,870       1,224,675
    GROUND LEASE INCOME                     693,000         693,000
    VOLUME BASED RENTAL INCOME               96,394          80,750
    OTHER INCOME                            380,532          12,274

                                          2,776,235       4,417,699

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                210,751         845,661
    LABOR, OPERATING AND MAINTENANCE        647,663         628,342
    DEPRECIATION AND AMORTIZATION           164,406         277,089
    TAXES OTHER THAN INCOME TAXES           151,200         203,100
    GENERAL AND ADMINISTRATIVE               67,703          81,722

                                          1,241,723       2,035,914



INCOME FROM REAL ESTATE OPERATIONS        1,534,512       2,381,785


ART OPERATIONS:
 ART REVENUES:
    SALES                                   206,200         107,850
    OTHER REVENUES                                0           2,982

                                            206,200         110,832

 ART EXPENSES:
    COST OF ART SOLD                        761,453         378,791
    VALUATION RESERVE                      (380,000)              0
    SELLING, GENERAL AND ADMINISTRATIVE      29,884          29,771

                                            411,337         408,562


LOSS FROM ART OPERATIONS                   (205,137)       (297,730)

              CANAL CAPITAL CORPORATION & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
         FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                         Continued ...

                                              1998           1997
                                           (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE        $  (846,310)     $  (916,612)


INCOME (LOSS) FROM OPERATIONS                 483,065        1,167,443


OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                         933           80,491
  INTEREST EXPENSE                           (285,634)        (624,297)
  INTEREST EXPENSE-RELATED PARTY             (331,000)        (113,000)
  OTHER EXPENSE                                     0         (200,000)

                                             (615,701)        (856,806)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                      (132,636)         310,637

PROVISION (BENEFIT) FOR INCOME TAXES                0                0

NET INCOME (LOSS)                            (132,636)         310,637

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                         (699,774)         322,451



COMPREHENSIVE (LOSS) INCOME               $  (832,410)     $   633,088
                                          =============    ============


NET INCOME (LOSS) PER COMMON SHARE        $     (0.23)     $      0.11
                                          =============    ============

                CANAL CAPITAL CORPORATION & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997



                                            1998            1997
                                         (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $   283,439     $   145,000
    RENTAL INCOME                              346,025         389,915
    GROUND LEASE INCOME                        231,000         231,000
    VOLUME BASED RENTAL INCOME                  30,903          28,341
    OTHER INCOME                               376,794           3,802

                                             1,268,161         798,058

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                   150,680          49,530
    LABOR, OPERATING AND MAINTENANCE           208,927         190,544
    DEPRECIATION AND AMORTIZATION               53,087          92,643
    TAXES OTHER THAN INCOME TAXES               50,400          53,700
    GENERAL AND ADMINISTRATIVE                  22,191          28,065

                                               485,285         414,482



INCOME FROM REAL ESTATE OPERATIONS             782,876         383,576


ART OPERATIONS:
 ART REVENUES:
    SALES                                            0          90,550
    OTHER REVENUES                                   0               0

                                                     0          90,550


 ART EXPENSES:
    COST OF ART SOLD                                 0         352,233
    VALUATION RESERVE                                0               0
    SELLING, GENERAL AND ADMINISTRATIVE          9,770           9,280

                                                 9,770         361,513


LOSS FROM ART OPERATIONS                        (9,770)       (270,963)

              CANAL CAPITAL CORPORATION & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                           Continued ...


                                              1998           1997
                                           (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE        $  (283,281)     $  (296,858)


INCOME (LOSS) FROM OPERATIONS                 489,825         (184,245)


OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                           2            1,633
  INTEREST EXPENSE                            (64,571)        (175,864)
  INTEREST EXPENSE-RELATED PARTY             (129,000)         (36,000)
  OTHER EXPENSE                                     0         (200,000)

                                             (193,569)        (410,231)


GAIN (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                       296,256         (594,476)

PROVISION (BENEFIT) FOR INCOME TAXES                0                0

NET INCOME (LOSS)                             296,256         (594,476)


OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                         (361,267)         496,742



COMPREHENSIVE LOSS                        $   (65,011)     $   (97,734)
                                          =============    ============


NET INCOME (LOSS) PER COMMON SHARE        $     (0.03)     $     (0.03)
                                          =============    ============

            CANAL CAPITAL CORPORATION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997




                                           1998              1997
                                       (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                       $ (132,636)     $   310,637

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   PROVISION FOR LITIGATION SETTLEMENT             0          (75,000)
   DEPRECIATION AND AMORTIZATION             182,127          294,926
   GAIN  ON SALES OF REAL ESTATE            (323,688)      (1,561,339)



CHANGES IN ASSETS AND LIABILITIES:

 NOTES AND ACCOUNTS RECEIVABLES, NET         (451,354)          32,783
 ART INVENTORY, NET                           380,294          374,736
 PREPAID EXPENSES AND OTHER, NET               20,623         (109,857)
 PAYABLES AND ACCRUED EXPENSES, NET            74,758         (352,140)
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                  (249,876)      (1,085,254)


CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF REAL ESTATE            534,439        2,407,000
 PROCEEDS FROM SALE OF INVESTMENTS                   0                0
 CAPITAL EXPENDITURES                          (51,531)         (43,369)
NET CASH PROVIDED
    BY INVESTING ACTIVITIES                    482,908        2,363,631


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                     75,000                0
  TRANSFERS TO LONG-TERM                             0          325,000
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS     (352,558)      (1,650,159)
NET CASH USED BY FINANCING ACTIVITIES         (277,558)      (1,325,159)

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (44,526)         (46,782)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                          28,225           10,632


CASH AND CASH EQUIVALENTS AT END OF YEAR    $   (16,301)     $   (36,150)
                                            ============     ============

NOTE:    Canal  made  federal  and state income tax payments of $17,000 and
$16,000 and interest payments of $617,000 and $737,000 in the nine month periods ended July 31, 1998 and 1997, respectively.
                                     8


                    CANAL CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED OCTOBER 31, 1997 (AUDITED) AND
            FOR THE NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)


                    COMMON STOCK         PREFERRED STOCK
                    NUMBER               NUMBER
                     OF                  OF                    PAID-IN
                    SHARES   AMOUNT     SHARES       AMOUNT     CAPITAL

BAL., OCT 31,1996 5,313,794   $53,138    2,703,299    $27,033  $26,636,939

 NET INCOME (LOSS)        0         0            0          0            0
 PREFERRED STOCK DIVIDEND 0         0      294,601      2,946      189,354
 MINIMUM PEN. LIAB. ADJ.  0         0            0          0            0
 UNREALIZED GAIN ON
     INVESTMENTS          0         0            0          0            0
                 --------------------   ---------------------  -----------

BAL., OCT 31,1997 5,313,794    53,138    2,997,900     29,979   26,826,293
 NET INCOME (LOSS)        0         0            0          0            0
 PREFERRED STOCK DIVIDEND 0         0      413,781      4,138      158,753
 MINIMUM PEN. LIAB. ADJ   0         0            0          0            0
 UNREALIZED GAIN ON
     INVESTMENTS          0         0            0          0            0
                 --------------------   ---------------------   ----------


BAL., JUL 31,1998 5,313,794   $53,138    3,411,681    $34,117  $26,985,046
                 ====================   ===================== ============




                    RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
                    EARNINGS       VALUATION    UNREALIZED       STOCK
                    DEFICIT         RESERVE     GAIN ON INV.    AT COST

BAL., OCT 31,1996($9,010,999)    ($1,619,696)   $         0  ($11,003,545)
 NET INCOME (LOSS)(1,001,483)              0              0             0
 PFD STOCK DIV.     (181,853)              0              0             0
 MINIMUM PEN. LIAB. ADJ.   0         134,055              0             0
 UNREALIZED GAIN ON INV.   0               0        615,800             0
               -------------  -------------   ------------  ------------

BAL., OCT 31,1997(10,194,335)    ($1,485,641)       615,800   (11,003,545)
 NET INCOME (LOSS)  (132,636)              0              0             0
 PFD STOCK DIV.     (152,238)              0              0             0
 MINIMUM PEN. LIAB. ADJ.   0               0              0             0
 UNREALIZED GAIN ON INV.   0               0       (699,774)            0
                -------------  --------------   ------------ ------------

BAL.,JUL 31,1998($10,479,209)    ($1,485,641)   $   (83,974) ($11,003,545)
                =============  ==============  ============= =============
                                     9


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED JULY 31, 1998
                                (UNAUDITED)



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

3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 1998 and the results of its operations and its cash flows for the nine month period ended July 31, 1998. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1997 and the notes thereto which are contained in Canal s 1997 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1998.


4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $3 million at July 31, 1998 and October 31, 1997.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $25,000 at July 31, 1998 and October 31, 1997.


6.   INVESTMENTS AVAILABLE FOR SALE

     At July 31, 1998 the investments available for sale consisted of the following:


                                              July 31,      October 31,
     ($ 000's Omitted)                          1998             1997

     Aggregate market value.................   $  452           $1,151

     Aggregate carrying value...............   $  452           $1,151



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

     For the nine months ended July 31, 1998 Canal recognized an unrealized loss on investments available for sale of $700,000. Additionally, in fiscal 1997 Canal recognized an unrealized gain on investments available for sale of $616,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $1,000,000 at July 31, 1998. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 57% ($1,395,345) and 43% ($1,035,263) and 63% ($1,775,594) and 37% ($1,035,263) of total art inventory at July 31,
1998 and October 31, 1997, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     As of October 31, 1997 the valuation allowance of $2,850,000 represented a 50% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a reduction in the valuation allowance of $380,000 on sales of art with an historic cost of $761,000 in the first nine months of fiscal 1998.

     Canal s art operations have generated operating losses of $205,000 and $298,000 (net of a fiscal 1998 decrease in the valuation allowance of $380,000) on revenues of $206,000 and $111,000 for the nine months ended July 31, 1998 and 1997, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve (proportionately) as the inventory is sold. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.


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

     Inventory on Consignment - The Company had $1,500,000 and $1,683,000 of art inventory on consignment with third party dealers at July 31, 1998 and October 31, 1997, respectively. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece.

8. BORROWINGS

     At July 31, 1998, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                            July 31,       October 31,
                                              1998            1997
                                          (Unaudited)        (Audited)


(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2001 - related party............    $ 3,396         $     0

Variable rate mortgage notes due
 May 15, 1998.............................         0         $ 2,655

Variable rate mortgage notes due
 September 15, 1998 - related party.......         0             700

11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17..............     1,213           1,266

9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............       398             405

10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       467             477

Other Note - Related Party................         0             320

Other Note................................       322             325

Total ....................................     5,796           6,148

Less -- current maturities ...............        98              98

Long-term debt ...........................   $ 5,698         $ 6,050

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At July 31, 1998 the balance due under these notes was $3,396,000.



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

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Nine Months Ended July 31, 1998

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

     Canal recognized a net loss of $133,000 and net income of $296,000 for the nine and three month periods ended July 31, 1998 as compared to net income of $311,000 and a net loss of $594,000 for the same periods in fiscal 1997, respectively. After recognition of unrealized losses on investments held for sale of $700,000 and $361,000 for the nine and three month periods ended July 31, 1998 and unrealized gains on investments held for sale of $322,000 and $497,000 for the same periods in fiscal 1997, respectively, the Company recognized comprehensive losses of $832,000 and $65,000 for the nine and three month periods ended July 31, 1998 as compared to comprehensive income of $633,000 and a comprehensive loss of $98,000 for the same periods in fiscal 1997, respectively. Further, after recognition of preferred stock dividend payments of $152,000 and $48,000 for the nine and three month periods ended July 31, 1998 and $137,000 and $47,000 for the same periods in fiscal 1997, respectively, the Company recognized losses applicable to common stockholders of $984,000 ($0.23 per common share) and $113,000 ($0.03 per common share) for the nine and three month periods ended July 31, 1998 as compared to income applicable to common stockholders of $496,000 ($0.11 per common share) and a loss applicable to common stockholders of $145,000 ($0.03 per common share) for the same periods in fiscal 1997, respectively. Included in the 1998 results was the $700,000 unrealized loss on investments held for sale and a $205,000 loss from art operations, while the 1997 results included gains on t h e sales of real estate of $1,561,000, other income of $75,000 representing a reduction in the provision for litigation settlement and a $322,000 unrealized gain on investments held for sale.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $1,546,000 or 34.1% to $2,982,000 and increased by $380,000 or 42.7% to $1,268,000 for the nine and three month periods ended July 31, 1998, respectively, as compared to the revenues for the same periods in fiscal 1997. The 1998 decrease is due primarily to a $1,873,000 decrease in revenues from the sale of real estate, offset to a certain extent by a gain on insurance proceeds of $375,000 related to a fire in Sioux City, Iowa and by a $195,000 increase in art revenues.



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

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As a result of the refinancing all of the debt that was repaid on January 8, 1998 is classified as long term debt-related party. At July 31, 1998 the balance due under these notes was $3,396,000.


     Cash and cash equivalents of a negative $16,000 at July 31, 1998 decreased $44,000 from $28,000 at October 31, 1997. Net cash used by operations in fiscal 1998 was $250,000. Substantially all of the 1998 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses.

     During fiscal 1998 Canal reduced its variable rate mortgage notes by $279,000 and other long-term debt by $74,000 for a net 1998 debt reduction of $353,000.


     At July 31, 1998 the Company s current liabilities exceeded current assets by $0.3 million, as compared to current assets exceeding current liabilities by $0.1 million at October 31, 1997. The only required principal repayments under Canal s debt agreements for fiscal 1998 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.


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



Real Estate Revenues

     Real estate revenues for the nine months ended July 31, 1998 of $2,776,000 accounted for 93.1% of the year to date revenues as compared to real estate revenues of $4,418,000 or 97.6% for the same period in 1997. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income form the rental of vacant land and certain structures (38.6% and 27.7%), ground lease income (25.0% and 15.7%), volume based rental income (3.5% and 1.8%) and sale of real estate and other income (32.9% and 54.8%) for the nine months ended July 31, 1998 and 1997, respectively. The 1998 revenue decrease is due primarily to a $1,873,000 decrease in revenues from the sale of real estate and a reduction in rental income of $153,000. The decrease in rental income is due to the December 1996 loss of the largest tenant (State of Minnesota) in Canal s South St. Paul, Minnesota Exchange Building as well as the continued consolidation of other stockyards related tenants. The changes in percentages in the year to year comparisons are due primarily to the significant decrease in real estate sales for fiscal 1998.

     Real estate revenues for the three months ended July 31, 1998 of 1,268,000 accounted for 100.0% of the second quarter revenues as compared to real estate revenues of $798,000 or 89.8% for the same period in 1997. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (27.3% and 48.9%), ground lease income (18.2% and 28.9%), volume based rental income (2.4% and 3.6%) and sale of real estate and other income (52.1% and 18.6%) for the three months ended July 31, 1998 and 1997, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 1998.



Real Estate Expenses

     Real estate expenses for the nine months ended July 31, 1998 of $1,242,000 decreased by $794,000 (39.0%) from $2,036,000 for the same period in 1997. Real estate expenses were comprised of labor, operating and maintenance (52.2% and 30.9%), depreciation and amortization (13.2% and 13.6%), taxes other than income taxes (12.2% and 10.0%), cost of real estate sold (17.0% and 41.5%) and general and administrative expenses (5.4% and 4.0%) for the nine months ended July 31, 1998 and 1997, respectively. The 1998 decrease in real estate expenses is due primarily to the $635,000 decrease in cost of real estate sales. The percentage variations in year to year comparison is also due primarily to the decrease in the cost of real estate sold for fiscal 1998.

     Real estate expenses for the three months ended July 31, 1998 of $485,000 increased by $71,000 (17.1%) from $414,000 for the same period in 1997. Real estate expenses were comprised of labor, operating and maintenance (43.1% and 46.0%), depreciation and amortization (10.9% and 22.3%), taxes other than income taxes (10.4% and 13.0%), cost of real estate sold (31.1% and 11.9%) and general and administrative expenses (4.5% and 6.8%) for the three months ended July 31, 1998 and 1997, respectively. The percentage variations in year to year comparisons are also due to the decrease in the cost of real estate sold for fiscal 1998.


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


Art Revenues

     Art revenues for the nine months ended July 31, 1998 of $206,000 increased $95,000 from $111,000 for the same period in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art

(100.0% and 97.3%) and commission income on sale of art owned by third parties (0.0% and 2.7%) for the nine month periods ended July 31, 1998 and 1997, respectively. The Company s art inventory was reduced through sales by $381,000 in the first nine months of fiscal 1998.

     Art revenues for the three months ended July 31, 1998 of zero decreased $91,000 from $91,000 for the same period in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.0% and 100.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended July 31, 1998 and 1997, respectively.


Art Expenses

     Art expenses for the nine months ended July 31, 1998 of $411,000 increased by $2,000 from $409,000 for the same period in 1997. Art expenses (net of a valuation allowance of $380,000 in fiscal 1998) consisted of the cost of art sold (92.7% and 92.7%) and selling, general and administrative expenses (7.3% and 7.3%) for the nine month periods ended July 31, 1998 and 1997, respectively.

     Art expenses for the three months ended July 31, 1998 of $10,000 decreased by $352,000 from $362,000 for the same period in 1997. Art expenses consisted of the cost of art sold (net of valuation allowance of z e r o in fiscal 1998) (0.0% and 97.4%) and selling, general and administrative expenses (100.0% and 2.6%) for the three month periods ended July 31, 1998 and 1997, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.


General and Administrative

     General and administrative expenses for the nine months ended July 31, 1998 of $846,000 decreased $70,000 (7.7%) from $916,000 for the same period in 1997. The major components of general and administrative expenses are officers salaries (38.2% and 35.3%), rent (8.7% and 9.5%), legal and professional fees (8.5% and 10.3%), insurance (12.2% and 11.8%), and office salaries (9.9% and 10.6%) for the nine month periods ended July 31, 1998 and 1997, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1998.

     General and administrative expenses for the three months ended July 31, 1998 of $283,000 decreased $14,000 (4.6%) from $297,000 for the same period in 1997. The major components of general and administrative expenses are officers salaries (38.1% and 36.3%), rent (9.0% and 8.8%), legal and professional fees (8.5% and 10.6%), insurance (12.2% and 12.1%) and office salaries (9.9% and 10.1%) for the three month periods ended July 31, 1998 and 1997, respectively.

Interest and Other Income

     Interest and other income for the nine months ended July 31, 1998 decreased to $1,000 from $80,000 for the same period in 1997. The 1997 results included a $75,000 reversal of an amount previously accrued to settle certain litigation related to Canal s 1988 sale of property located in Portland, Oregon.

     Interest and other income for the three months ended July 31, 1998 decreased to zero from $1,600 for the same period in 1997. Interest and other income is comprised primarily of interest income.



Interest Expense

     Interest expense for the nine months ended July 31, 1998 decreased 16.4% to $617,000 as compared to $737,000 for the same period in 1997. The 1998 decrease is due primarily to a reduction in aggregate debt outstanding at July 31, 1998 as compared to the same period in 1997. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

     Interest expense for the three months ended July 31, 1998 decreased 8.6% to $194,000 as compared to $212,000 for the same period in 1997. The 1998 decrease is due primarily to the decrease in aggregate debt outstanding.

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




Date: September 11, 1998