Form 10-K
period 1998-10-31
CANAL CAPITAL CORP
filed 1999-01-26
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


             X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 1998

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

    The aggregate market value of the voting stock held by nonaffiliates of the registrant at January 15, 1999, was approximately $240,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 1999 was 4,326,929.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                   INDEX


Description                                                        Page

                                   PART I

ITEM      1.  Business............................................  1

ITEM      2   Properties..........................................  6

ITEM      3.  Legal Proceedings...................................  7

ITEM      4.  Submission of Matters to a Vote of Stockholders.....  8


                                  PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters.................................  9

ITEM      6.  Selected Financial Data............................. 10

ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations and Financial Condition....... 12

ITEM      8.  Financial Statements and Supplementary Data......... 20

ITEM      9.  Disagreements on Accounting and Financial
              Disclosure.......................................... 20


                                  PART III

ITEM     10.  Directors and Executive Officers of the Registrant.. 21

ITEM     11.  Executive Compensation.............................. 22

ITEM     12.  Security Ownership of Certain Beneficial Owners
              and Management...................................... 25

ITEM     13.  Certain Relationships and Related Transactions...... 27

                                  PART IV

ITEM     14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................. 28




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

     Canal's real estate properties located in six midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyards operations (five of which operate on land leased from the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In connection with the 1989 sale of its stockyards operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyards operations. The Lease is a ten year lease renewable at the purchaser's option for an additional ten year period, with escalating annual rentals. In September, 1998 Canal sold approximately a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the Exchange Building, the seventeen acres of land leased to the stockyards operator as well as a number of abandoned former stockyards structures. As part of this transaction, Canal will continue to receive the stockyards rental payment under the lease for as long as the stockyards continue to operate on the subject property. We anticipate that this rental income will continue throughout fiscal 1999. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards. See "Agribusiness".

     Its principal real estate operating revenues are derived from the Lease, income from the volume based rental lease with a meat packing company located near the stockyards in Fargo, North Dakota, rental income from its Exchange Buildings (commercial office space), lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Canal has continued its program of developing what was excess stockyard property. See "Real Estate Operations".

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



C.   Real Estate Operations

     General


     Real estate operations, which relate primarily to Canal's former agribusiness operations, resulted in operating income of $1.8 million, while contributing $4.2 million to Canal's revenues for fiscal 1998. Canal is involved in the management, development or sale of its agribusiness related real estate properties (as described above) at its former stockyard locations, the lease of certain property underlying the stockyards operations sold by Canal in 1989 and the revenue from a volume based rental agreement with a meat packing company located near the Fargo, North Dakota stockyards.

     In May, 1998 Canal s Exchange Building in Sioux City, Iowa was substantially damaged by a fire. The original building as well as one of the two subsequent additions had to be demolished. The remaining structure (three story - approximately 25,000 square feet) suffered no structural damage, but will require an extensive renovation before it can be occupied.

     During fiscal 1998, Canal continued to encounter difficulties in increasing the occupancy rate in its St. Paul, Minnesota Exchange Building. Despite our efforts, the occupancy of this building continues to hover at the 50% rate. We will continue to aggressively pursue replacement tenants for this building in fiscal 1999.

     As of October 31, 1998, there are approximately 237 acres of undeveloped land owned by Canal adjacent to its former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.


     Agribusiness

     Under the Lease, Canal has net leased 139 acres of land as well as certain stockyard facilities at five of its former stockyard locations to the group which purchased the stockyard operations. This lease is a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. Canal has renegotiated this lease as it relates to the Omaha, Nebraska property, and accordingly, Canal s fiscal 1997 revenue from this lease was $924,000. In September, 1998 Canal sold approximately a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the Exchange Building, the seventeen acres of land leased to the stockyards operator as well as a number of abandoned former stockyards structures. As part of this transaction, Canal will continue to receive the stockyards rental payment under the lease for as long as the stockyards continue to operate on the subject property. We anticipate that this rental income will continue throughout fiscal 1999. Canal is entitled to receive additional rent if the stockyard's livestock volume or cash flow (as defined) exceeds certain levels.

     Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. The Fargo, North Dakota lease is a fifty year lease expiring in 2028 with B&H Investment Company ("B&H"). This lease calls for B&H to pay Canal a per head fee for all cattle slaughtered at B&H s plant that were not purchased at the Fargo stockyards. For information on the revenues generated by this lease see Note 3 to the Consolidated Financial Statements. The Fargo, North Dakota lease is the subject of ongoing litigation. For further information about this litigation (see - Item 3 Legal Proceedings and Note 17).

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



D.   Art Operations

     General

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $700,000 at October 31, 1998. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 49% ($713,862) and 51% ($735,263) and 63% ($1,775,594) and 37% ($1,035,263) of total art inventory at October 31, 1998 and 1997, respectively.

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

     Art operations resulted in an operating loss of approximately $1,184,000 while contributing approximately $221,000 to Canal's revenues for fiscal 1998. Included in this loss is a $550,000 increase in the art inventory valuation allowance.

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


F.   Employees

     At December 31, 1998, Canal had 7 employees.

ITEM 2.  Properties

     Canal's real estate properties located in six Midwest states are primarily associated with its former agribusiness related operations. Each property is adjacent to a stockyard operation (five of which operate on land leased from the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's m a n a gement responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 1998 include:



                                              Stockyard  Leased    Held for
                            Year    Total    Exchange    Master   to Third
Develop-
  Location      Acquired  Site(2)   Bldgs.     Lease(1)  Parties   ment (3)
St. Joseph, MO    1942     137        2           37        0        98
West Fargo, ND    1937      81        2            0       17        62
S. St. Paul, MN   1937     119        5           30       22        62
Sioux City, IA    1937      64        2           24       24        14
Omaha, NE         1976      11        0            0       11         0
Sioux Falls, SD   1937      36        0           31        4         1
    Total                  448       11          122       78       237



The following schedule shows the average occupancy rate and average rental rate at each of Canal's five Exchange Buildings:


                                1998                        1997
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN            50%      $12.29            50%       $12.29
Sioux City, IA(6)          N/A      $ N/A             46%       $ 4.14
Omaha, NE(7)               N/A      $ N/A             51%       $ 4.80


NOTES
(1)  Leased to the purchaser of Canal's stockyard operations.
(2)  For information with respect to mortgages and pledges see Note 7.
(3)  For information related to this see Note 2(c).
(4)  Canal has closed this building and is offering it for sale.
(5)  Per square foot.
(6)  Building closed in fiscal 1998 due to fire damage.
(7)  Building sold in September, 1998.

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

     Federal Beef filed a Complaint on June 2, 1995 in the District Court for Cass County, North Dakota, for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for the livestock pens used by Federal Beef under the Yardage Agreement. The damages sought by Federal Beef include $227,452 in additional rent paid by Federal Beef during the time Union allegedly was in breach of the Lease Agreement and the Yardage Agreement. Federal Beef also seeks all direct and consequential damages allegedly suffered by Federal Beef because of the claimed breach, including loss of profits from animals allegedly damaged by reason of the condition of the pens, and alleged reduction in the number of animals processed at the plant, in an amount calculated by Federal Beef s expert witness to be $1,116,900.

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

     In April 1996, Federal Beef served a Second Amended Complaint in which it alleged that Union has also breached an obligation under the Yardage Agreement to provide certain additional yardage services with respect to cattle received at the stockyards for delivery to Federal Beef. Damages in an unspecified amount are sought by Federal Beef against Union for this alleged breach. Canal has also denied this additional claim.

     The Company is unable at this time to estimate a possible loss or range of loss associated with this suit. However, Management does not believe that any possible loss associated with this suit would be material to the operations of the Company nor does Management believe that the revenues generated under the lease will be materially affected in resolving this dispute.


     Canal Capital Corporation v. Valley Pride Pack, Inc.



     Canal commenced an action in U.S. District Court in Minnesota on October 25, 1996, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly known as Pine Valley Meats, Inc. and referred to herein as Pine Valley ) for the unpaid livestock fees and charges due under the 1936 Agreement between the predecessors of Pine Valley and Canal. Pine Valley filed a motion to dismiss Canal s complaint on the grounds that the complaint was barred on principles of issue preclusion and the Rooker-Feldman doctrine, or, that the action should be stayed pending the appeal before the Minnesota Court of Appeals in a state court suit which involved the same parties. Canal agreed to dismiss the action without prejudice to its right to reinstitute the action following the Minnesota Court of Appeals decision. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part a judgement against Canal and Canal paid Pine Valley damages and interest of $388,000 in connection with the state court suit. On September 23, 1997, Canal reinstituted its lawsuit in federal court against Pine Valley for the recovery of livestock fees. Pine Valley has since brought a motion to dismiss this second federal court lawsuit on the same grounds as its motion to dismiss the first federal court lawsuit. There has been no claim asserted by Pine Valley against Canal in this second federal court lawsuit.

     Upon Pine Valley s motion, the Court entered an order dated February 23, 1998 granting summary judgement and dismissing Canal s complaint. Canal has appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were heard on this appeal in mid December. A decision has not yet been rendered by the Court.



ITEM 4.  Submission of Matters to a Vote of Shareholders

     None.

                                  PART II



ITEM 5.  Market for the Registrant's Common Stock and Related
         Stock Matters



Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 1998 as reported on the "pink sheets" were:




                                   Fiscal 1998           Fiscal 1997
Quarter Ended                   High       Low         High        Low


October 31 .................   $  1/4 --  $ 3/16     $  5/16  --  $ 1/4
July 31 ....................      1/4 --    3/16        5/16  --    1/4
April 30 ...................      1/4 --    3/16        5/16  --    1/4
January 31 .................      1/4 --    3/16        5/16  --    1/4





     There were no cash dividends paid during fiscal 1998 or 1997. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 20, 1999, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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



                       (000'S OMITTED, EXCEPT PER SHARE DATA)

YEARS ENDED OCTOBER 31, 1998      1997      1996      1995        1994

OPERATING DATA:
  REVENUES FROM
   CONTINUING OPERATIONS $4,457(2) $5,311(3) $9,049(4) $4,854(5) $8,460


NET (LOSS) INCOME       ($1,413)  ($1,001) $ 842(6)($1,518)(7) $1,362(8)


(LOSS) INCOME PER SHARE:

BASIC                 ($0.37)   ($0.27)   $ O.16    ($0.40)     $0.23

DILUTED               ($0.37)   ($0.27)   $ 0.13    ($0.40)     $0.20


CASH DIVIDENDS PAID    $0.00     $0.00    $ 0.00     $0.00      $0.00


WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC            4,327     4,327     4,327     4,352      4,476

  - DILUTED(9)       4,327     5,327     5,327     5,352      5,170

                                     11


      AT OCTOBER 31,       1998     1997     1996     1995     1994

BALANCE SHEET DATA:

  CURRENT ASSETS         $1,197   $2,151   $2,015   $1,443   $1,416
  PROPERTY ON OPERATING
     LEASES, NET          5,861    5,323    7,106    8,385    8,708
  ART INVENTORY NON-CURRENT 949    2,311    3,089    4,901    5,744
  OTHER ASSETS            1,500    3,175    3,279    3,474    4,260

TOTAL ASSETS            $ 9,507  $12,960  $15,489  $18,203  $20,128



  CURRENT LIABILITIES    $2,186   $2,068   $3,426  $ 2,710  $ 6,122
  LONG-TERM DEBT          5,167    6,050    6,980   11,379    8,062
  STOCKHOLDERS' EQUITY    2,154    4,842    5,083    4,114    5,944

TOTAL LIAB. &
   STOCKHOLDERS'EQUITY  $ 9,507  $12,960  $15,489  $18,203  $20,128



COMMON SHARES OUTSTANDING
 AT YEAR-END             4,327    4,327    4,327    4,327    4,327

ITEM 6.  Selected Financial Data (continued..)


NOTES:


(1) For discussion of material uncertainties and commitments, see Notes 12 and 17 to the Consolidated Financial Statement.


(2) The revenue decrease was due primarily to a $1.1 million decrease in sales of real estate.


(3) The revenue decrease was due primarily to a $2.7 million decrease in sales of real estate.


(4) The revenue increase was due primarily to a $4.4 million increase in sales of real estate which was attributable to the Sioux City, Iowa lease termination and property sale.


(5) The revenue decrease is due primarily to a decrease of $2.1 million in real estate sales and the absence of a $1.5 million judgment reversal taken in fiscal 1994.


(6) Includes a $3.8 million gain on the sale of real estate offset by a $1.7 million loss from art operations which included a $1.5 million increase in the art inventory valuation allowance.


(7) Includes the absence of a judgment reversal of $1.5 million in 1994 against the Company, a $0.5 million increase in the art inventory valuation reserve, absence of $0.3 million gain on sale of investments, a $0.2 million increase in interest expense partially offset by a $0.6 million gain on real estate sales.


(8) Includes the reversal of a $1.5 million loss provision established in fiscal 1992 in connection with a judgment against the Company, a $0.6 million gain on property sales and a $0.3 million gain on the sale of investments offset by a $0.3 million loss on the write down of investments and $0.2 million increase in the art inventory valuation reserve.


(9) Weighted average number of diluted shares have been calculated to give effect to certain convertible notes issued in March 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 5 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized a net loss of $1.4 million for 1998 as compared to the 1997 net loss of $1.0 million and the 1996 net income of $0.8 million. After recognition of preferred stock dividend payments of $200,000 in 1998, $182,000 in 1997 and $162,000 in 1996, the results attributable to common stockholders were a net loss of $1.6 million in 1998, a net loss of $1.2 in 1997 and net income of $0.7 million in 1996. Canal s 1998 net loss of $1.4 million is due primarily to a $1.2 million loss on its art operations and a $0.3 million reduction in its gain on sales of real estate (due to a $1.1 million decrease in real estate sales) in the current year. These were offset to a certain extent by moderate decreases in both interest and general and administrative expenses. Canal s 1997 net loss of $1.0 million was due primarily to a $3.4 million decrease in income from real estate operations (due to a $2.7 million reduction in real estate sales and a $0.9 million write-down in value of certain property located in Omaha, Nebraska) offset by a $1.0 million reduction in the loss from art operations, a $0.1 million increase in other income and a $0.6 million decrease in interest expense.

     Canal's revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have
significantly declined in recent years.   Revenues in 1998 decreased by
$0.8 million to $4.5 million as compared with 1997 revenues which had decreased by $3.7 million to $5.3 million from 1996 revenues of $9.0 million. The 1998 decrease is due primarily to a $1.1 million decrease in sales of real estate offset to a certain extent by a gain on insurance proceeds of $0.4 million related to a fire in Sioux City, Iowa. The 1997 decrease was due primarily to a $2.7 million decrease in sales of real estate.

Capital Resources and Liquidity


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 5 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal s ability to pay cash dividends or repurchase stock; require principal prepayments to be made only out of the proceeds from the sale of certain assets, and require the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At October 31, 1998 the Company was in technical default of this mortgage note agreement as it relates to minimum net worth. The Company requested and has received a waiver of this default from the note holders. As of October 31, 1998 the balance due under these notes was $2,846,000 all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $34,000 at October 31, 1998 increased $6,000 or 18.8% from $28,000 at October 31, 1997. Net cash used by operations in fiscal 1998 was $0.5 million. Substantially all of the 1998 net proceeds from the sale of real estate of $1.4 million and the proceeds from the sale of art of $0.2 million less the cash used in operations was used to reduce outstanding debt and accrued expenses.

     During 1998 Canal reduced its variable rate mortgage notes by $0.8 million and other long-term debt by $0.1 million for a net 1998 debt reduction of $0.9 million.

     At October 31, 1998 the Company s current liabilities exceed current assets by $1.0 million as compared to October 31, 1997 when the Company's current assets exceeded current liabilities by $0.1 million, which represented an increase of $1.5 million from 1996. The 1998 decrease in current assets is due primarily to a decrease in the market value of Canal s investments available for sale of $0.9 million. The only required principal repayments under Canal's debt agreements for fiscal 1999 will be from the proceeds of the sale of certain assets (if any), and approximately $0.1 million on various fixed mortgages.

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


1998 COMPARED TO 1997

Real Estate Revenues

     Real estate revenues for 1998 of $4.2 million accounted for 95.1% of the 1998 revenues as compared to revenues of $5.2 million or 97.8% for 1997. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (32.5% and 30.6%), Ground lease income (21.8% and 17.8%), volume based rental income (3.0% and 2.1%) and sale of real estate and other income (42.7% and 49.5%) for 1998 and 1997, respectively. The 1998 decrease is due primarily to the $1.1 million decrease in sales of real estate. The percentage variations in the year to year comparisons are due to the significant decrease in real estate sales for fiscal 1998.


Real Estate Expenses

     Real estate expenses for 1998 of $2.5 million decreased by $0.9 million (25.8%) from $3.3 million in 1997. Real estate expenses are comprised of labor, operating and maintenance (36.2% and 25.2%), depreciation and amortization (8.8% and 10.4%), taxes other than income taxes (9.9% and
7.8%), cost of real estate sold (41.5% and 27.1%),and general and administrative and other expenses (3.6% and 29.5%) for 1998 and 1997, respectively. The 1998 decrease in real estate expenses is due primarily to the $0.9 million write down in value of the Omaha property. The decrease in general and administrative and other expenses also reflects the elimination of the 1997 $0.9 million write down in value of the Omaha property. The percentage variations in year to year comparisons is due to the decrease in the real estate expenses for fiscal 1998.



Art Operations

     Management estimates it may take approximately five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.


     Canal has its art inventory appraised by independent appraisers annually. The 1998 appraisal covered approximately 50% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 50% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals
done.    In fiscal
1998 Canal recognized a $550,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $3,400,000 as of October 31, 1998 as compared to $2,850,000 and $2,500,000 at October 31, 1997 and 1996, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of real estate, sales of investments available for sale, raising of new capital and further restructuring of debt. Some of these measures were successfully implemented in fiscal 1998.


Art Revenues

     Art revenues for 1998 of $221,000 increased $104,000 or 88.2% from $117,000 in 1997. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 97.5%) and commission income on sale of art owned by third parties (0.0% and 2.5%) for 1998 and 1997, respectively. The Company's art inventory was reduced through sales by $0.8 million and $0.4 in fiscal years 1998 and 1997, respectively.




Art Expenses

     Art expenses for 1998 of $1.4 million increased by $0.6 million (69.9%) from $0.8 million in 1997. Art expenses (excluding valuation allowances) consisted of the cost of art sold (95.3% and 90.7%) and selling, general and administrative expenses (4.7% and 9.3%) for 1998 and 1997, respectively. Included in art expenses is a $0.6 million and a $0.4 million valuation allowance against the Company's art inventory (see Note 8 to the Consolidated Financial Statements) for fiscal years 1998 and 1997, respectively.



General and Administrative

     General and administrative expenses for 1998 of $1.2 million decreased $0.1 million (3.1%) from $1.3 million in 1997. The major components of general and administrative expenses are officers salaries (35.4% and 34.3%), rent (7.8% and 8.9%), legal and professional fees (9.9% and 10.0%), insurance (12.9% and 11.9%) and office salaries (9.2% and 10.0%) for 1998 and 1997, respectively. The percentage increases in officers salaries, legal and professional fees and insurance is a result of the aggregate decrease in total general and administrative expenses.

Interest and Other Income

     Interest and other income of $148,000 for 1998 decreased $89,000 (37.5%) from $236,000 in fiscal 1997. Interest and other income amounts are comprised primarily of dividend income, interest income and other income.

Interest Expense

     Interest expense for 1998 of $0.8 million decreased by $0.2 million (16.4%) from $1.0 million in 1997. The 1998 decrease is due primarily to the aggregate reduction in the outstanding debt. Interest rates on Canal's variable rate mortgage notes averaged 12.00% in 1998 as compared to an average of 12.00% in 1997 and an average of 11.94% in 1996. At October 31, 1998 the outstanding balance of these notes was $2,846,000.

Other Expense

     Other expense of $139,000 for 1998 decreased $61,000 (30.3%) from $200,000 in fiscal 1997.



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



ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                  PART III



ITEM 10.  Directors and Executive Officers of the Registrant

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 1998 the Board of Directors held one meeting, and the Executive Committee held three meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

     Asher B. Edelman, age 59, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint") since March 1985 and has been
Datapoint s Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

     Michael E. Schultz, age 62, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

     Gerald N. Agranoff, age 52, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Datapoint and has been a Director of Datapoint since 1991.
Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

     Reginald Schauder, age 49, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

     There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.


ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 1998 exceeded $100,000.

             SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary

Michael E. Schultz                 1998                $ 165,000
President and Chief                1997                $ 165,000
  Executive Officer                1996                $ 165,000

Asher B. Edelman                   1998                $ 165,000
Chairman of the Board              1997                $ 165,000
  and Executive Committee          1996                $ 165,000

Reginald Schauder                  1998                $ 101,200
Vice President, Chief              1997                $ 101,200
  Financial Officer                1996                $ 101,200
  Treasurer and Secretary

     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $42,000, $52,000 and $68,000 for fiscal years 1998, 1997 and 1996, respectively.


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

     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 1998. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.



                     Aggregate Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Value

                        Number of Securities         Value of Unexercised
                        Underlying Unexercised       In-the-Money Options
Name                    Options at Fiscal Year End   At  Fiscal  Year End

Michael E. Schultz               255,500*                $ 17,500

Asher B. Edelman                  20,000*                $   -0-

Reginald Schauder                 19,600*                $   -0-


* All options were exercisable at October 31, 1998.


COMPENSATION OF DIRECTORS

Fees and Expenses; Other Benefits

     Directors who are not officers of the Company do not receive cash compensation for service as Directors. Mr. Agranoff was granted 25,000 options of the Company under the 1985 Directors Stock Option Plan, as amended, in lieu of an annual retainer and per meeting fees. The options were granted December 1991. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging.



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

     During the 1998 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 1998, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.


Compensation Committee - Interlocks and Insider Participation

     The Board of Directors (comprised of Asher B. Edelman, Chairman of the Board and Chairman of the Executive Committee, Michael E. Schultz, President and Chief Executive Officer and Gerald N. Agranoff) determines the compensation of the Chief Executive Officer and the Company's other executive officers and administers the Company's 1984 Stock Option Plan and 1985 Stock Option Plan for Directors.

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

ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 1999 were:


                      SECURITIES BENEFICIALLY OWNED


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   2,446,075 (c)             56.27

Michael E. Schultz                   314,335 (c)              6.86

William G. Walters                   234,440 (b)              5.42


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

SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 1999, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Gerald Agranoff                       25,000 (b)              0.57

Asher B. Edelman                   2,446,075 (c)(d)          56.27

Reginald Schauder                     19,600 (e)              0.45

Michael E. Schultz                   314,335 (f)(g)           6.86

All Directors and Officers
  as a group (4 persons)           2,805,010                 60.04



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

     (c) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ( Edelman Family Partnership ), of which Mr. Edelman is the general partner, 385,250 shares of common stock owned by the Edelman Value Fund Ltd. (the Fund ) of which Mr. Edelman is the investment manager, 30,000 shares of common stock owned by Edelman Value Partners, L.P. ( Value Partners ), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ( Canal Retirement
Plan ), of which

Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund s securities. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 142,150 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 39,865 shares of common stock owned by Mr. Edelman's former wife and 22,510 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 100 shares owned directly and 19,500 shares subject to options which are presently exercisable.

     (f) Includes 58,835 shares owned directly and 255,500 shares subject to options which are presently exercisable.

     (g) The number reported herein for Mr. Schultz excludes 590,186 shares of common stock held in three trusts for the benefit of Mr. Edelman's children of which Mr. Schultz serves as the trustee for each of the trusts and 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expresses disclaims beneficial ownership.



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


     (a) 2.    Schedules and Supplementary Note

               None


     (a) 3.    Exhibits

               See accompanying index to exhibits.


     (b)       Reports on Form 8-K

               During the quarter ended October 31, 1998 the Company filed no reports on Form 8-K.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January, 1999.


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


      Signature                      Title                    Date


                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)  January 25, 1999

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)        January 25, 1999


/S/ Asher B. Edelman            Chairman of the Board
Asher B. Edelman                  and Director             January 25, 1999



/S/ Gerald N. Agranoff
Gerald N. Agranoff                    Director              January 25,
1999

                     FORM 10-K -- ITEM 14(a)(1) and (2)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS

   The following documents are filed as part of this report:


(a) 1.   Financial Statements --


         Independent Accountants Report..........................  F-2


         Consolidated Balance Sheets October 31, 1998 and 1997...  F-3


         Consolidated Statements of Operations and Comprehensive
            Income for the years ended October 31, 1998, 1997
            and 1996.............................................  F-5


         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 1998, 1997
            and 1996.............................................  F-7


         Consolidated Statements of Cash Flows for the
            years ended October 31, 1998, 1997 and 1996..........  F-8


         Notes to Consolidated Financial Statements..............  F-9



















                       INDEPENDENT ACCOUNTANTS REPORT


To the Stockholders of Canal Capital Corporation:


     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of operations & comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 5 and 17 to the financial statements, the Company has suffered recurring losses from operations in eight of the last ten years and is involved in various litigations. All of these matters raise substantial doubt about the company s ability to continue as a going concern. Management's plans
in regard to these matters are also described in Notes 1, 5 and  17.   The
accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





                                       /S/ Todman & Co., CPA s,P.C.
New York, N.Y.
                           TODMAN & CO., CPAs, P.C.
December 23 , 1998
                         Certified Public Accountants (N.Y.)






            CANAL CAPITAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                   OCTOBER 31, 1998 AND 1997

                                       1998                1997
           ASSETS

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS          $ 33,538            $ 28,225
 RESTRICTED CASH AND
      CASH EQUIVALENTS                     0                   0
 NOTES AND ACCOUNTS RECEIVABLE, NET  211,070             271,891
 ART INVENTORY (NET OF A
     VALUATION ALLOWANCE OF $ 1,500,000
      AND $500,000 AT  OCTOBER 31,
      1998 AND 1997, RESPECTIVELY)   500,000             500,000
 INVESTMENTS                         278,175           1,151,358
 PREPAID EXPENSES                    173,938             199,888

  TOTAL CURRENT ASSETS             1,196,721           2,151,362



NON-CURRENT ASSETS:

 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $ 1,671,222
  AND $ 2,407,533 FOR 1998 AND 1997,
  RESPECTIVELY                     5,861,064           5,323,177


 ART INVENTORY NON-CURRENT (NET OF
  VALUATION ALLOWANCE OF $ 1,900,000
  AND $2,350,000) AT OCTOBER 31, 1998 AND
  1997, RESPECTIVELY                 949,125           2,310,857





OTHER ASSETS:

PROPERTY HELD FOR
     DEVELOPMENT OR RESALE         1,318,095           2,843,305
DEFERRED LEASING AND
     FINANCING COSTS                  12,866              39,655
DEPOSITS AND OTHER                   169,578             291,787

                                   1,500,539           3,174,747

                                 $ 9,507,449         $12,960,143
                                ============         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       CANAL CAPITAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 1998 AND 1997



LIABILITIES & STOCKHOLDERS' EQUITY        1998             1997

CURRENT LIABILITIES:

 CURRENT PORTION OF LONG-TERM DEBT-
  RELATED PARTY                     $      0            $      0
 CURRENT PORTION OF LONG-TERM DEBT   110,000              98,000
 ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES                 2,061,210           1,871,963
 ACCRUED LITIGATION SETTLEMENT             0                   0
INCOME TAXES PAYABLE                  14,314              97,995

TOTAL CURRENT LIABILITIES          2,185,524           2,067,958


LONG-TERM DEBT, LESS
     CURRENT PORTION               2,321,433           2,375,496
LONG-TERM DEBT, RELATED
     PARTY                         2,846,000           3,675,000

                                   5,167,433           6,050,496

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,411,681 AND
  2,997,900 SHARES ISSUED AND OUTSTANDING AND
  AGGREGATE LIQUIDATION PREFERENCE OF $10.00
  PER SHARE FOR $ 34,116,810 AND $ 29,979,000
  AT OCTOBER 31, 1998 AND 1997,
  RESPECTIVELY                        34,117              29,979

 COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED; 4,326,929 SHARES OUTSTANDING
  AT OCTOBER 31, 1998 AND 1997,
  RESPECTIVELY                        53,138              53,138

  ADDITIONAL PAID-IN CAPITAL       7,033,046          26,826,293

  ACCUMULATED DEFICIT            (11,808,043)        (10,194,335)
  986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST   (11,003,545)        (11,003,545)

COMPREHENSIVE INCOME:

 PENSION VALUATION RESERVE        (1,896,838)         (1,485,641)

 UNREALIZED GAIN ON INVESTMENTS
  AVAILABLE FOR SALE                (257,383)            615,800

                                   2,154,492           4,841,689

                                 $ 9,507,449         $12,960,143
                                ============         ===========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     F-4










             CANAL CAPITAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996



                           1998            1997            1996

REAL ESTATE OPERATIONS:
REAL ESTATE REVENUES:
 SALE OF REAL ESTATE   $1,434,439      $2,496,943      $5,170,872
 RENTAL INCOME          1,376,714       1,591,005       2,072,593
 GROUND LEASE INCOME      924,000         924,000         936,000
 VOLUME BASED
     RENTAL INCOME        125,617         110,414         657,184
 OTHER INCOME             375,000          71,109          17,091

                        4,235,770       5,193,471       8,853,740

REAL ESTATE EXPENSES:
 COST OF REAL
  ESTATE SOLD           1,019,509         896,698       1,386,029
 LABOR, OPERATING
  AND MAINTENANCE         891,809         833,181         964,918
 DEPRECIATION
  AND AMORTIZATION        216,572         343,741         359,263
 TAXES OTHER THAN
  INCOME TAXES            240,415         256,800         360,000
 PROVISION FOR
  LITIGATION SETTLEMENT         0         (60,359)        434,918
 WRITE DOWN OF REAL
  ESTATE PROPERTY               0         936,689               0
 GENERAL AND
  ADMINISTRATIVE           89,352         104,606         107,239

                        2,457,657       3,311,356       3,612,367



INCOME FROM REAL
 ESTATE OPERATIONS      1,778,113       1,882,115       5,241,373


ART OPERATIONS:
 ART REVENUES:
  SALES                   220,800         114,350         195,400
  OTHER REVENUES                0           2,982               0

                          220,800         117,332         195,400

ART EXPENSES:
 COST OF ART SOLD         814,936         432,286         326,399


 VALUATION RESERVE        550,000         350,000       1,500,000
 SELLING, GENERAL AND
  ADMINISTRATIVE           39,920          44,541          49,010

                        1,404,856         826,827       1,875,409


LOSS FROM ART
 OPERATIONS            (1,184,056)       (709,495)     (1,680,009)





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                     Continued ...

                          1998            1997            1996

GENERAL AND
 ADMINISTRATIVE EXPENSE(1,218,239)     (1,256,854)     (1,348,179)

(LOSS) INCOME FROM
 OPERATIONS              (624,182)        (84,234)      2,213,185

OTHER INCOME (EXPENSE):
 INTEREST AND OTHER
  INCOME                  147,744         236,470         145,819
 INTEREST EXPENSE        (333,424)       (804,719)     (1,494,271)
 INTEREST EXPENSE-
  RELATED PARTY          (464,300)       (149,000)        (23,000)
 OTHER EXPENSE           (139,308)       (200,000)              0

                         (789,288)       (917,249)     (1,371,452)


(LOSS) INCOME BEFORE
PROVISION FOR INCOME
  TAXES                (1,413,470)     (1,001,483)        841,733

PROVISION FOR INCOME TAXES      0               0               0

NET (LOSS) INCOME     ($1,413,470)    $(1,001,483)    $   841,733

OTHER COMPREHENSIVE (LOSS) INCOME:
 MINIMUM PENSION


  LIABILITY ADJUSTMENT   (411,197)        134,055         116,975

 UNREALIZED GAIN
  ON INVESTMENTS
  AVAILABLE FOR SALE     (873,183)        615,800               0

COMPREHENSIVE
 (LOSS) INCOME        ($2,697,850)      ($251,628)    $   958,708


(LOSS) INCOME PER COMMON SHARE:

  - BASIC              ($0.37)         ($0.27)         $ 0.16

  - DILUTED            ($0.37)         ($0.27)         $ 0.13



WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC           4,326,929       4,326,929       4,326,929

  - DILUTED         4,326,929       5,326,929       5,326,929


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.


          CANAL CAPITAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996


                         COMMON STOCK     PREFERRED STOCK
                         NUMBER                NUMBER
                          OF                  OF
                         SHARES   AMOUNT     SHARES       AMOUNT
BALANCE, NOV 1, 1995  5,313,794   $53,138    2,358,542    $23,585
 NET INCOME                   0         0            0          0
 PFD STOCK DIVIDEND           0         0      344,757      3,448
 MINIMUM PEN. LIAB. ADJ.      0         0            0          0
                        -----------------   ---------------------

BALANCE, OCT 31, 1996 5,313,794   $53,138    2,703,299    $27,033
 NET INCOME                    0         0            0          0
PFD STOCK DIVIDEND            0         0      294,601      2,946
MINIMUM PEN. LIAB. ADJ.       0         0            0          0


 UNREALIZED GAIN ON INVEST.    0         0            0          0
                       -------------------   ---------------------

BALANCE, OCT 31, 1997 5,313,794   $53,138    2,997,900    $29,979
 NET LOSS                     0         0            0          0
PFD STOCK DIVIDEND           0         0      413,781      4,138
 MINIMUM PEN. LIAB. ADJ.      0         0            0          0
 UNREALIZED LOSS ON INVEST.   0         0            0          0
                     --------------------   ---------------------

BALANCE, OCT 31, 1998 5,313,794   $53,138    3,411,681    $34,117
                      ===================   =====================


                     ADDITIONAL                            TREASURY
                     PAID-IN   ACCUMULATED  COMPREHENSIVE    STOCK,
                     CAPITAL     DEFICIT  (LOSS)INCOME    AT COST

BAL, NOV 1, 1995   $26,468,008($9,690,693)($1,736,671)($11,003,545)
 NET INCOME                  0    841,733           0            0
PFD STOCK DIVIDEND    168,931   (162,039)          0            0
 MINIMUM PEN. LIAB. ADJ.     0          0     116,975            0
UNREALIZED GAIN ON INVEST.  0          0           0            0
                 --------- --------------  ------------   ------------

BAL, OCT 31, 1996  $26,636,939($9,010,999)($1,619,696)($11,003,545)
 NET INCOME                  0 (1,001,483)          0            0
 PFD STOCK DIVIDEND    189,354   (181,853)          0            0
 MINIMUM PEN. LIAB. ADJ.     0          0     134,055            0
 UNREALIZED GAIN ON INVEST.  0          0     615,800            0
                    ------------ ----------- ------------ ---------

BAL, OCT 31, 1997  $26,826,293($10,194,335)($ 869,841)($11,003,545)
 NET INCOME                  0  (1,413,470)         0            0
 PFD STOCK DIVIDEND    206,753    (200,238)         0            0
 MINIMUM PEN. LIAB. ADJ.     0           0   (411,197)           0
 UNREALIZED LOSS ON INVEST.  0           0   (873,183)           0
                      ----------- -----------   ---------- ----------
BAL, OCT 31, 1998  $27,033,046($11,808,043)($2, 154,221)($11,003,545)
                ============= =========== =========== =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
         YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                               1998            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)      ($1,413,470)    ($1,001,483)     $841,733

  ADJUSTMENTS TO RECONCILE
     NET (LOSS) INCOME


     TO NET CASH PROVIDED
     (USED) BY OPERATING
     ACTIVITIES:

   (CREDIT)PROV. FOR
     LITIGATION SETTLEMENT         0         (60,359)      434,918
   DEPRECIATION AND
     AMORTIZATION            265,659         419,897       434,532
   GAIN  ON SALES
     OF REAL ESTATE         (414,930)     (1,600,245)   (3,784,843)
   VALUATION RESERVE -
     ART INVENTORY           550,000         350,000     1,500,000

CHANGES IN ASSETS AND LIABILITIES:

 NOTES AND ACCOUNTS
  RECEIVABLES, NET            60,821          23,311         (53,424)
 ART INVENTORY, NET          811,732         428,231         311,507
 PREPAID EXPENSES
  AND OTHER, NET            (503,286)        826,419        (677,535)
PAYABLES AND
  ACCRUED EXPENSES, NET      105,566        (892,611)        203,221
NET CASH (USED) PROVIDED
  BY OPERATING ACTIVITIES   (537,908)     (1,506,840)       (789,891)

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES
 OF REAL ESTATE            1,434,439       2,496,943       5,170,872
CAPITAL EXPENDITURES         (60,155)        (47,237)       (128,626)
NET CASH PROVIDED BY
 INVESTING ACTIVITIES      1,374,284       2,449,706       5,042,246

CASH FLOWS FROM
 FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM
 DEBT-RELATED PARTIES      3,740,000               0               0
  REPAYMENT OF SHORT-TERM
  BORROWINGS                       0        (466,000)              0
  REPAYMENT OF LONG-TERM
   DEBT OBLIGATIONS       (4,571,063)       (929,273)     (3,886,473)
NET CASH USED BY
 FINANCING ACTIVITIES       (831,063)     (1,395,273)     (3,886,473)

DECREASE (INCREASE) IN
 RESTRICTED CASH AND
 CASH EQUIVALENTS                  0         470,000        (470,000)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                   5,313          17,593        (104,118)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         28,225          10,632         114,750

CASH AND CASH EQUIVALENTS
 AT END OF YEAR              $33,538        $ 28,225        $ 10,632
                          ==========      ==========      ==========


NOTE: IN FISCAL 1998, 1997 AND 1996,$ 200,238, $ 181,853 AND $ 162,039,
RESPECTIVELY, OF    PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE
ISSUANCE OF 413,781, 294,601 AND   344,757 , RESPECTIVELY, OF SHARES OF
PREFERRED STOCK.

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


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1, 6 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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









                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its subsidiaries ( the Company ). Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 and $208,000 at October 31, 1998 and 1997, respectively, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 1998, 1997 and 1996 were not material to financial statement presentation and were therefore included in other income from real estate operations. All significant intercompany balances and transactions have been eliminated in consolidation.


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


       Property held for Development or Resale -- Property held for development or resale consist of approximately 237 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Impairment of Long-Lived Assets   The Company adopted Statement of
Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of ( SFAS No. 121") as of November 1, 1996. SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (See Note 20).


     D) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.


     E) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 50% and 49% of the inventory value at October 31, 1998 and 1997, respectively. The remaining 50% and 51% at October 31, 1998 and 1997, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

          The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 8). Antiquities and contemporary art represented 49% ($713,862) and 51% ($735,263) and 63% ($1,775,594) and 37% ($1,035,263) of
total art inventory at October 31, 1998 and 1997, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.


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


     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $30,000, $40,000 and $38,000 and interest payments of $798,000, $954,000 and $1,297,000 in 1998, 1997 and 1996, respectively.


     K) Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

fully diluted EPS that is currently required. The new standard requires additional information disclosure, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. The Company adopted SFAS No. 128, for the years ended October 31, 1997 and 1996, respectively.


     L) Comprehensive Income -- Effective for fiscal years beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130 requires that comprehensive income and its components, as defined in the
statement, be reported in a financial statement.   The Company elected
early adoption of SFAS No. 130 as of October 31, 1997. The only adjustments for each classification of the comprehensive income was for minimum pension liability and unrealized (loss) gain on investments available for sale.


     M) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.


3.   INVESTMENTS AVAILABLE FOR SALE

     At October 31, the investments available for sale consisted of the following:

     ($ 000's Omitted)                             1998         1997

     Aggregate market value.....................   $  278       $1,151
     Aggregate carrying value...................   $  278       $1,151


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

     Canal recognized an unrealized (loss) and an unrealized gain on investments of ($873,000) and $616,000 for the years ended October 31, 1998 and 1997, respectively, which are shown as a separate component of Stockholders Equity.
                                    F-13


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.  STOCKYARD OPERATIONS SALE

     On October 31, 1989, Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyards operations. Canal entered into a master lease (the "Lease") with the purchaser covering this land and facilities at five locations.
The lease is a ten year lease, renewable at the purchaser s option for an additional ten years, with annual rentals of $750,000 per year for the first year escalating to $1 million per year for the fourth through the tenth years and $1 million adjusted for CPI increases thereafter. Canal has renegotiated the lease as it relates to the Omaha, Nebraska property, and accordingly, Canal s fiscal 1997 revenue from this lease was $924,000. In September, 1998 Canal sold approximately a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the Exchange Building, the seventeen acres of land leased to the stockyard operator as well as a number of abandoned former stockyards structures. As part of this transaction, Canal continues to receive the stockyards rental payment under the lease for as long as the stockyards continue to operate on the subject property. The Company anticipates that this rental income will continue throughout fiscal 1999. Canal could be entitled to receive additional rent if the stockyards livestock value or cash flow (as defined) exceeds certain levels. In addition, Canal retained the right to receive income from certain volume based rental income agreements with various meat packing companies located near the stockyards. The income from the ground lease is included in Canal's operating results as Real Estate operations.


     Revenues from the volume based rental agreements for the three years ended October 31, 1998 were:

     ($ 000's Omitted)              1998      1997         1996

     Sioux City, Iowa (1)          $   0     $   0        $ 537
     Fargo, North Dakota (2)         126       110          120
                                   $ 126     $ 110        $ 657


     (1) On September 20, 1996 Canal entered into a Mutual Release and Settlement Agreement with the Sioux City, Iowa meat packer which terminated the lease. Accordingly, the 1996 revenues are for eleven months only and there were no such revenues in fiscal 1997 or 1998.

     (2) Canal is involved in litigation with the operator under this lease.(see Note 15).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




5.  BORROWINGS


     At October 31, 1998, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:



                                                        October 31,
($ 000's Omitted)                                    1998         1997


Variable rate mortgage notes
due May 15, 2001 - related party ................   $ 2,846     $     0

Variable rate mortgage notes
due May 15, 1998 ................................         0       2,655

Variable Rate Mortgage Notes
 due September 15, 1998 - related party .........         0         700

11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17.......     1,210        1,266

9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4........       393          405

10 1/2% mortgage note (adjusted periodically to
  prime plus 1 3/4%); original principal amount
  $556 due January 15, 2013; payable in monthly
  installments (including interest) of $6........       466          477

Other Note - related party.......................         0          320

Other Note ......................................       362          325

Total ...........................................     5,277        6,148

Less -- current maturities ......................       110           98

Long-term debt                                      $ 5,167     $  6,050

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At October 31, 1998 the Company was in technical default of this mortgage note agreement as it relates to minimum net worth. The Company requested and has received a waiver of this default from the note holders. As of October 31, 1998 the balance due under these notes was $2,846,000 all of which is classified as long-term debt-related party.

     On May 22, 1985, Canal completed the sale of $20 million face value of Variable Rate Mortgage Notes, due May 15, 1993. As discussed more fully below, Canal extended these notes to May 15, 1998 under essentially the
same terms and conditions.   In fiscal 1996, this agreement was further
amended to provide for the forgiveness of all additional interest accrued in the event that the Company meets on a timely basis all its obligations under the Note, including the payment of all other principal and accrued interest on or before May 15, 1998. As discussed above, these notes were repaid on January 8, 1998.

     On September 20, 1995, the Company issued $1,032,000 of variable rate mortgage notes due September 15, 1998 to a group which includes an investment partnership controlled by the Company s Chairman and the Company s Chief Executive Officer and members of his family. The notes issued had essentially the same terms and conditions as the notes discussed above. As discussed above, these notes were repaid On January 8, 1998.

     In March 1994 the Company borrowed $500,000 from an individual. The Company executed a $350,000 note due December 31, 1996 and a $150,000
convertible note also due December 31, 1996.   Both these notes were
subsequently extended to December 31, 1998. The $150,000 note was convertible at the holder s option into one million (1,000,000) shares of the

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Company's common stock. The notes paid quarterly interest at the prime rate per annum (which was 8.5% at October 31, 1997) and were secured by 125,000 shares of Datapoint Corporation common stock owned by the Company. The proceeds from this loan were used by the Company to meet its obligations under its then secured credit line. As discussed above, these notes were repaid in full in fiscal 1998.


     On December 1, 1997 the Company issued a $325,000 promissory note due December 1, 2001 as the result of a settlement agreement with the buyer of a parcel of land located in Portland, Oregon which Canal sold in 1988. The note carries interest at the prime rate (8.5% at October 31, 1998) adjusted semi-annually and requires principal and interest payments in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. The balance is payable in full on December 1, 2001. The balance outstanding on this note at October 31, 1998 was $322,000.


     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows ($ 000's Omitted):


                Year Ending                 Amount
                1999                       $   110
                2000                           133
                2001                         3,833
                2002                           446
                2003                           120
                Thereafter                     635
                                           $ 5,277



6.   INCOME TAXES

     Statement of Financial Accounting Standard No. 109 - Accounting for income taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current year and preceding years became effective for the Company for
its fiscal year ended October 31, 1994.    Its implementation had no
material
effect on the financial statements of the Company. Under FAS 109, the utilization of the net operating loss carryforwards are not presented as extraordinary items. For the year ended October 31, 1997 approximately $760,000 of net operating loss carryforwards have been utilized to eliminate the Company s taxable income.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     In addition, the Company has carryforward losses which are available to offset future federal and state taxable income. For federal income tax reporting purposes, such losses expire as follows:


     Year Ending                             Amount
       2006                                $3,633,545
       2008                                 1,750,455
       2010                                 1,379,952
       2011                                   283,972
       2012                                 1,267,839
       2018                                 1,063,000
                                           $9,378,763


     Deferred income tax assets as of October 31, 1998, 1997 and 1996, due primarily to net operating losses, have been reduced to zero by valuation reserves of approximately $1,300,000, $1,200,000 and $2,700,000, respectively due to uncertainties concerning their realization.



7.   PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $150,000 for fiscal 1998 and has made contributions of approximately $162,000 for fiscal 1997 and $164,000 for fiscal 1996. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.


     Assumptions used in computing the 1998, 1997 and 1996 pension cost were:


                                               1998     1997     1996

     Discount rate ......................     7.00%     7.25%    7.75%
     Rate of increase in compensation
       level ...........................      5.50%     5.75%    6.25%
     Expected long-term rate of return
       on assets .......................     10.00%   10.00%    10.00%

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 1998 and 1997.
                                                   Plan Year
($ 000's Omitted)                                    1998       1997
Actuarial present value of benefit
  obligations:
Accumulated benefit obligation, including
  vested benefits of $1,449 and $1,487 in
 1998 and 1997, respectively     .............     $ 1,449   $ 1,490
Additional benefit due to assumed future


 compensation levels .........................          26        25
Projected benefit obligation (1) ..............       1,475     1,515
Plan assets at fair value .....................         707     1,105
Projected benefit obligation in excess
   of plan assets .............................         768       410
Unrecognized net obligation ...................         101       126
Unrecognized net loss .........................     (2,024)    (1,636)
Valuation reserve to recognize accrued pension
   costs in the consolidated balance sheets ....       1,897     1,486
Accrued pension cost included among accrued
   expenses in the consolidated balance sheets..     $   742   $   386

 (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.



     Net periodic pension cost for plan years ended October 31, 1998, 1997 and 1996 included the following components:

                                                      Plan Year
($ 000's Omitted)                         1998        1997    1996

     Service costs - benefits earned during
       the period .....................  $   9      $   8    $   8
     Interest cost on projected benefit
       obligation .....................    101        106      104
     (Return) loss on assets ............  359       (250)     (95)
     Net amortization and deferral ....   (408)       193       35
     Net period pension cost ..........  $ (61)     $  57    $  52

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   ART OPERATIONS


     Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. Canal carries on its art dealing operations through various consignment agreements relating to its antiquities and contemporary art inventories.


     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $700,000 at October 31, 1998. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 49% ($713,862) and 51% ($735,263) and 63% ($1,775,594) and 37% ($1,035,263) of total art inventory at October 31, 1998 and 1997, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

     Management estimates it may take approximately five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is very competitive. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Canal has its art inventory appraised by an independent appraiser annually. The 1998 appraisal covered approximately 50% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 50% of

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1998
Canal recognized a $550,000 valuation allowance against its art inventory, thereby increasing the total valuation allowance to $3,400,000 as of October 31, 1998 as compared to $2,850,000 and $2,500,000 at October 31, 1997 and 1996, respectively. These estimates were based in part on the Company's history of losses sustained on art sales in the current and previous years.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1998.

     Canal's art operations have generated operating losses of approximately $1,184,000, $709,000 and $1,680,000 on revenues of approximately $221,000, $117,000 and $195,000 for the years ended October 31, 1998, 1997 and 1996, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue the orderly reduction of its antiquities and contemporary art.

     The Company had approximately $2,140,000 and $1,683,000 of art inventory on consignment with third party dealers at October 31, 1998 and 1997, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     ART INVENTORY - The Company classified its art inventory for the two years ended October 31, 1998 and 1997 as follows ($ 000's Omitted):


                 Current Portion   Non-Current Portion      Total
                   1998   1997      1998       1997       1998     1997

Antiquities      $1,000  $ 900    $ 1,114    $2,026     $ 2,114 $  2,926
Contemporary      1,000    100      1,735     2,635       2,735    2,735
Valuation
 Allowance       (1,500)  (500)    (1,900)   (2,350)    ( 3,400)  (2,850)

Net Value        $  500  $ 500    $   949    $2,311     $ 1,449  $ 2,811



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


     Art sales for the three years ended October 31, 1998, 1997, and 1996 were as follows:



($ 000's Omitted)               1998          1997          1996

Antiquities                    $ 221         $  77         $ 195

Contemporary                       0            40             0

                               $ 221         $ 117         $ 195




9.   NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 1998 and 1997 were the current portion of notes receivable in the amount of $15,000 and $25,000, respectively, which were generated by real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $0 and $20,000 for fiscal 1998 and 1997, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  LEASE COMMITMENTS

     Canal currently occupies 4,200 square feet of commercial office space in New York City for its headquarters operation. This space is under a five year lease expiring December 31, 1998. Canal is exploring its options for future space and will remain at its current location on a month-to-month basis for the time being.

     The following is a schedule of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 1998:

     Year ended October 31,                           ($ 000's Omitted)

      1999 Minimum payments required ..................     $     26

      Rental income under subleases ...................          (10)

      Net minimum payments required ...................     $     16


     Rent expense under these and other operating leases for the years ended October 31, 1998, 1997 and 1996 were as follows:


     ($ 000's Omitted)                          1998     1997       1996

     Minimum rentals ...................       $  26    $ 159      $ 160

     Less:  sublease rentals ...........         (10)     (47)       (39)



                                               $  16    $ 112      $ 121


11.  IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ( SFAS No. 121") as of November 1, 1996. The Company recognized an impairment loss of $0.9 million in fiscal 1997 on the write-down of its Omaha, Nebraska property. This was the result of the Company entering into two agreements to sell a substantial portion of its holdings in Omaha, Nebraska for approximately $1.0 million in November 1997. As a result, the anticipated undiscounted future cash flow of this group of assets exceeded their carrying values as of October 31, 1997 requiring an impairment loss in long-lived assets to be recognized in fiscal 1997. There was no similar loss to be recognized in fiscal 1998.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 1998 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 1998, there were 323,000 exercisable options outstanding under these plans.

     Transactions under these plans are summarized as follows:

                                               Shares    Option Price Range

     Balance outstanding October 31, 1996....  327,000     $0.125-$8.625
     Options granted ........................        0        -       -
     Options expired ........................   (4,000)    $8.625-$8.625
     Balance outstanding October 31, 1997....  323,000     $0.125-$5.375
     Options granted                                 0        -       -
     Options expired                                 0     $  -       -
     Balance outstanding October 31, 1998....  323,000     $0.125-$5.375

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 1998, 1997 and 1996.

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

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company s net income and earnings per share for the years ended October 31, 1998 and 1997 would have been deminimus.



13.  EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

     During the fiscal years ended October 31, 1998, 1997 and 1996, the Company had 323,000, 323,000 and 327,000 options outstanding, respectively. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 1998, 1997 and 1996. Dividends declared on preferred stock during the years ended October 31, 1998, 1997 and 1996 were approximately $200,000, $182,000 and $162,000.

     Basic earnings (loss) per share are computed by dividing earnings
(loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.


                               For the Year Ended October 31, 1998
                          Income         Shares         Per-share
                          (Numerator)   (Denominator)     Amount


Net loss                       $(1,413,000)


Less preferred stock dividends    (200,000)

Loss available to common stock-
 holders-basic earnings per share(1,613,000)     4,327,000     $(0.37)

Effect of dilutive securities:
  Options (antidilutive)              N/A          N/A          N/A

Loss available to common stock-
 holders-diluted earnings
 per share                    $(1,613,000)     4,327,000     $(0.37)

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                           For the Year Ended October 31, 1997
                      Income         Shares         Per-share
                     (Numerator)   (Denominator)     Amount


Net loss              (1,001,000)

Less pfd stock dividends(182,000)

Loss available to common stock-
 holders-basic earnings
 per share            (1,183,000)     4,327,000    $ (0.27)

Effect of dilutive securities:

  Options (antidilutive)                    -           -
  7% convertible note
   (antidilutive)                         13,000      1,000,000

Net loss available to common stock-
 holders-diluted earnings
per share              $(1,170,000)     5,327,000    $ (0.27)





                         For the Year Ended October 31, 1996
                        Income         Shares         Per-share
                      (Numerator)   (Denominator)     Amount


Net income             $  (842,000)

Less pfd stock dividends  (162,000)

Income available to common stock-
 holders-basic earnings


 per share                 680,000     4,327,000    $ 0.16

Effect of dilutive securities:

  Options (antidilutive)                    -           -
  7% convertible note                    11,000     1,000,000


Income available to common stock-
 holders-diluted earnings
 per share              $   691,000     5,327,000    $ 0.13

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 2,426,930 shares in the form of stock dividends for a total outstanding at October 31, 1998 of 3,411,681. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, thirty-six of the forty-eight quarterly payments have been paid in additional stock resulting in the issuance of 2,426,930 shares recorded at their fair value at the time of issuance.

     Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 1998 and December 31, 1998 were passed by the Board of Directors. It is the Company s intention to pay its next dividend on the preferred stock on June 30, 1999 at which time a one year dividend will have accumulated. The dividend planned for June 30, 1999 will also be paid in additional stock.

     VOTING RIGHTS - The holders of the Preferred Stock shall not have any voting rights except that the following actions must be approved by holders of 66 2/3% of the shares of Preferred Stock, voting as a class: (I) any amendment to the Certificate of Incorporation of Canal which would materially alter the relative rights and preferences of the Preferred Stock so as to adversely affect the holders thereof; and (ii) issuance of securities of any class of Canal's capital stock ranking prior (as to dividends or upon liquidation, dissolution or winding up) to the Preferred Stock. The holders of the Preferred Stock shall be entitled to specific enforcement of the foregoing covenants and to injunctive relief against any violation thereof.

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


15.  VALUATION RESERVE

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


16.  FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

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
                                             October 31,
     ($ 000's Omitted)             1998      1997        1996

     Identifiable assets:
Art ........................... $  1,463   $  2,818     $ 3,833
Real estate ...................    7,490      8,630      10,478
Corporate ... .................      554      1,512       1,178
                                $  9,507   $ 12,960    $ 15,489


($ 000's Omitted)                  1998       1997        1996
Capital expenditures:
 Art ...........................  $   0      $   0       $   0
Real estate ....................     46         41         125
Corporate ......................     14          6           4
                                  $  60      $  47       $ 129


     Income from real estate operations includes gains (losses) on sales of real estate of $0.3 million, $1.6 million and $3.8 million in 1998, 1997 and 1996, respectively. Art identifiable assets include approximately $1.3 million and $1.0 million of art inventory in galleries or on consignment abroad as of October 31, 1998 and 1997, respectively.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



17.  LITIGATION

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

     Federal Beef filed a Complaint on June 2, 1995 in the District Court for Cass County, North Dakota, for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for the livestock pens used by Federal Beef under the Yardage Agreement. The damages sought by Federal Beef are in an unspecified amount consisting of the additional rent paid by Federal Beef during the time Union allegedly was in breach of the Lease Agreement and the Yardage Agreement. The damages sought by Federal Beef include $227,452 in additional rent paid by Federal Beef during the time Union allegedly was in breach of the Lease Agreement and the Yardage Agreement. Federal Beef also seeks all direct and consequential damages allegedly suffered by Federal Beef because of the claimed breach, including loss of profits from animals allegedly damaged by reason of the condition of the pens, and alleged reduction in the number of animals processed at the plant, in an amount calculated by Federal Beef s expert witness to be $1,116,900.

    Union has filed an Answer and Counterclaim denying the allegations in the Amended Complaint, seeking a determination that Federal Beef s claims are frivolous, and asking for an award of Union s reasonable attorneys fees and costs in connection with the defense of the action. In July 1995, Union
                                    F-29



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

successfully defeated a motion by Federal Beef for an order which would have allowed Federal Beef to deposit into Court all rent payments due from Federal Beef to Union pending the outcome of the litigation. As a result, Federal Beef has continued to make all rent payments due under the Lease Agreement while reserving its alleged claims against Union.

     In April 1996, Federal Beef served a Second Amended Complaint in which is alleged that Union has also breached an obligation under the Yardage Agreement to provide certain additional yardage services with respect to cattle received at the stockyards for delivery to Federal Beef. Damages in an unspecified amount are sought by Federal Beef against Union for this alleged breach. Canal has also denied this additional claim.

     The Company is unable at this time to estimate a possible loss or range of loss associated with this suit. However, Management does not believe that any possible loss associated with this suit would be material to the operations of the Company nor does Management believe that the revenues generated under the lease will be materially affected in resolving this dispute.

Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in the U.S. District Court in Minnesota on October 25, 1996, as the assignee of United Market Services Company against Valley Pride Pack, Inc. (formerly known as Pine Valley Meats, Inc. and referred to herein as Pine Valley ) for the unpaid livestock fees and charges due under the 1936 Agreement between the predecessors of Pine Valley and Canal. Pine Valley filed a motion to dismiss Canal s complaint on the grounds that the complaint was barred on principles of issue preclusion and the Rooker-Feldman doctrine, or, that the action should be stayed pending the appeal before the Minnesota Court of Appeals in a state court suit which involved the same parties. Canal agreed to dismiss the action without prejudice to its right to reinstitute the action following the Minnesota Court of Appeals decision. On September 18, 1997, the Minnesota Court of Appeals affirmed in part and reversed in part a judgement against Canal and Canal paid Pine Valley damages and interest of $388,000 in connection with the state court suit. On September 23, 1997, Canal reinstituted its lawsuit in federal court against Pine Valley for the recovery of livestock fees. Pine Valley has since brought a motion to dismiss this second federal court lawsuit on the same grounds as its motion to dismiss the first federal court lawsuit. There has been no claim asserted by Pine Valley against Canal in this second federal court lawsuit.


     Upon Pine Valley s motion, the Court entered an order dated February 23, 1998 granting summary judgement and dismissing Canal s complaint. Canal has appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were head on this appeal in mid December.


A decision has not yet been rendered by the Court.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.  Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121") as of November 1, 1996.


     Pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.





19.  PROPERTY ON OPERATING LEASES

     The following schedule provides an analysis of the Company's investment in property on operating leases by location as of October 31, 1998:



                             ($ 000's Omitted)


                                             Accumulated
Location           Land     Improvements     Depreciation         Value

St. Joseph, MO   $   862      $    304         $   (188)        $    978
West Fargo, ND         2           292             (227)              67
S. St. Paul, MN      663         2,815           (1,028)           2,450
Sioux City, IA       997             0                0              997
Omaha, NE          1,200             0                0            1,200
Sioux Falls, SD      117            98              (80)             135
Corporate Office       0           182             (148)              34

                 $ 3,841      $  3,691         $ (1,671)        $  5,861

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 1998: (5)


                                ($ 000's Omitted)


                                              Volume
Year Ending        Rental       Ground        Based
October 31,       Income (1)   Lease(2)     Income(3)         Total

   1999           $  1,000    $    924      $     0         $  1,924
   2000(4)           1,100           0            0            1,100
   2001              1,200           0            0            1,200
   2002              1,300           0            0            1,300
   2003              1,400           0            0            1,400

                   $ 6,000     $   924      $     0         $  6,924



(1) Consists of rental income from Exchange Building (commercial office space), lease income from land and structures and other rental income.


(2) Ground Lease covers approximately 122 acres leased to the purchaser of Canal's former stockyard operations.


(3) Excludes any estimate of volume based income from the Fargo, ND lease due to the uncertainty of these future revenues. However, Canal s volume based income from this lease has averaged in excess of $100,000 annually for the past five years.


(4) The stockyard ground lease has a ten year renewal option (adjusted for CPI increases) which can be exercised November 1, 1999 on essentially the same terms that currently exist. Canal anticipates that the option will be exercised or the properties sold to the operators. Should this not be the case, it is management s intention that the stockyards will continue to operate after the expiration of the ground lease.


(5)  All real estate leases are accounted for as operating leases.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




20.  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.


                                           October 31,
                                   1998                    1997
($ 000's Omitted)
                             Carrying    Fair        Carrying      Fair
                              Amount    Value         Amount      Value

Cash and
 cash equivalents            $   34     $   34        $   28      $   28

Current Portion of Long-
 Term Debt - related party        0        (d)             0         (d)

Current Portion of Long-
 Term Debt                      110        110            98          98

Long-Term Debt                2,321      2,321         2,375       2,375

Long-Term Debt - Related
 Party                        2,846        (d)         3,675         (d)




     a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

     b) Accrued Litigation: The carrying amount approximates the fair value.

     c) Long-Term Debt (See Note 5): The fair value of the Company s long- term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

     d) Long-Term Debt Related Party (see Note 5): It is not practicable to estimate the fair value of the related party debt.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(21) Property Held for Development or Resale


     Property held for development or resale consist of approximately 237 acres located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     A schedule of the Company s property held for development or resale is as follows:

                     Date        Number      Carrying
Location            Acquired    Of Acres       Cost        Encumbrances

St. Joseph, MO       1942          98       $  248,000          (1)

West Fargo, ND       1937          62            5,000          (1)

South St. Paul, MN   1937          62          737,845          (1)

Sioux City, IA       1937          14          325,000          (1)

Omaha, NE            1976           0                0          (1)

Sioux Falls, SD      1937           1            2,250          (1)

                                  237       $1,318,095



(1) Substantially all of Canal s real property is pledged as collateral for its debt obligations (see Note 5).





22.  Year 2000 Compliance

     The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

              CANAL CAPITAL CORPORATION & SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


23. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL INFORMATION FOR THE INTERIM PERIODS FISCAL 1998 AND 1997 IS PRESENTED BELOW:

(000'S OMITTED, EXCEPT PER SHARE DATA)


                                    QUARTER ENDED
                 JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                  1998          1998          1998          1998

REVENUES            $803          $911        $1,268        $1,475
               =========     =========     =========     =========
NET (LOSS)
 INCOME           ($326)        ($103)         $296       ($1,282)
               ========     =========     =========     =========
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC        ($0.09)       ($0.03)       $0.06        ($0.31)
              =========     =========     =========     =========
  - DILUTED      ($0.09)       ($0.03)       $0.06       ($0.31)
              =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

- BASIC        4,327         4,327         4,327         4,327
             =========     =========     =========     =========
- DILUTED      4,327         4,327         4,327         4,327
             =========     =========     =========     =========


(000'S OMITTED, EXCEPT PER SHARE DATA)
                               QUARTER ENDED
              JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                1997        1997          1997          1997

REVENUES      $1,000        $2,640          $887          $784
           =========     =========     =========     =========
NET (LOSS)
 INCOME        ($197)         $927          ($98)      ($1,633)
             =========     =========     =========     =========
NET (LOSS) INCOME
 PER COMMON SHARE:

  - BASIC     ($0.06)        $0.20        ($0.03)       ($0.39)
            =========     =========     =========     =========

  - DILUTED   ($0.06)        $0.17        ($0.03)       ($0.39)
            =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC      4,327         4,327         4,327         4,327
              =======     =========     =========     =========
  - DILUTED    5,327         5,327         5,327         5,327
               ======     =========     =========     =========

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

     10(f) Master Ground Lease, dated October 27, 1989 by and between USK Acquisition Corporation, Canal Capital Corporation, Omaha Livestock Market, Inc. and Sioux Falls Stock Yards Company (filed as Exhibit 10(am) to the Registrant's Form 8-K filed November 9, 1989 and incorporated herein by reference).

     10(g) Agreement of Lease dated January 14, 1994 by and between The Equitable Life Assurance Society of the United States, Intelogic Trace Incorporated, Datapoint Corporation and Canal Capital Corporation (filed as Exhibit 10 (bp) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

     10(h) General Release dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation (filed as Exhibit 10 (by) to the Registrant s Form 10-K filed January 24, 1997 and incorporated herein by reference).

     10(i) $325,000 Promissory Note dated December 19, 1996 by and between Waste Management Disposal Services of Oregon, Inc. and Canal Capital Corporation (filed as Exhibit 10 (bz) to the Registrant s Form 10-K filed January 24, 1997 and incorporated herein by reference).

     10(j) Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading
               Corporation and CCC Lending Corporation (filed as Exhibit 10
               (ai) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(k) Note Exchange and Loan Agreement dated January 8, 1998 by and between Canal Capital Corporation, Michael E. Schultz, Michael E. Schultz Defined Benefit Trust, Lora K. Schultz, Roger A. Schultz, Roger A. Schultz Pension Plan, Richard A. Schultz, Edelman Value Partners, L.P., Edelman Value Fund, LTD, Maria Regina Mayall Edelman and SES Trust (filed as
               Exhibit 10 (aj) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED


Exhibit No.


     10(l)     Collateral Agency Agreement dated January 8, 1998 by and


               between Canal Capital Corporation, CCC Lending Corporation, Michael E. Schultz, Michael E. Schultz Defined Benefit Trust, Lora K. Schultz, Roger A. Schultz, Roger A. Schultz Pension Plan, Richard A. Schultz, Edelman Value Partners, L.P., Edelman Value Fund, LTD, Maria Regina Mayall Edelman and SES Trust (filed as Exhibit 10 (ak) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(m) Assignment Agreement dated January 8, 1998 by and between Deltec Asset Management Corporation, Hanseatic Corporation, Michael E. Schultz, Michael E. Schultz Defined Benefit Trust, Lora K. Schultz, Roger A. Schultz, Roger A. Schultz Pension Plan, Richard A. Schultz, Edelman Value Partners, L.P., Edelman Value Fund, LTD, Maria Regina Mayall Edelman and SES Trust (filed as Exhibit 10 (al) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(n) Assignment Agreement dated January 8, 1998 by and between Guaranty Reassurance Company, Michael E. Schultz, Michael E. Schultz Defined Benefit Trust, Lora K. Schultz, Roger A. Schultz, Roger A. Schultz Pension Plan, Richard A. Schultz, Edelman Value Partners, L.P., Edelman Value Fund, LTD, Maria Regina Mayall Edelman and SES Trust (filed as Exhibit 10
               (am) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(o) Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as
               Exhibit 10 (an) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(p) $1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(q) $242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                        INDEX TO EXHIBITS, CONTINUED

Exhibit No.

     10(r) $229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).


     10(s) $186,000 Promissory Note dated January 8, 1998 by and between Roger A. Schultz Pension Plan and Canal Capital Corporation(filed as Exhibit 10 (ar) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(t) $143,000 Promissory Note dated January 8, 1998 by and between Richard A. Schultz and Canal Capital Corporation (filed as Exhibit 10 (as) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(u) $350,000 Promissory Note dated January 8, 1998 by and between Edelman Value Partners, L.P. and Canal Capital Corporation (filed as Exhibit 10 (at) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(v) $550,000 Promissory Note dated January 8, 1998 by and between Edelman Value Fund, LTD and Canal Capital
               Corporation (filed as Exhibit 10 (au) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(w) $300,000 Promissory Note dated January 8, 1998 by and between Maria Regina Mayall Edelman and Canal Capital Corporation (filed as Exhibit 10 (av) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(x) $200,000 Promissory Note dated January 8, 1998 by and between SES Trust and Canal Capital Corporation (filed as
               Exhibit 10 (aw) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(y) $500,000 Promissory Note dated January 8, 1998 by and between Roger A. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ax) to the Registrant s Form 10-K filed January 30, 1998 and incorporated herein by reference).

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

Analyst inquiries are welcome.            Proskauer Rose LLP
                                          1585 Broadway
Phone or write: Michael E. Schultz,       New York, NY 10036
President at (212) 826-6040               (212) 969-3000





                                     ii