Form 10-Q
period 1999-01-31
CANAL CAPITAL CORP
filed 1999-03-10
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
              For the quarterly period ended January 31, 1999

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at February 28, 1999
Common stock, $0.01 par value                4,326,929

(This document contains 21 pages)


                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   JANUARY 31, 1999 AND OCTOBER 31, 1998


                                JANUARY 31,          OCTOBER 31,
                                   1999                1998
                                (UNAUDITED)           (AUDITED)

ASSETS:

CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS      $    17,211        $     33,538
 NOTES AND ACCOUNTS RECEIVABLE      227,466             211,070
 ART INVENTORY, NET OF A
 VALUATION ALLOWANCE OF
 $ 1,500,000  AT JANUARY 31, 1999
 AND OCTOBER 31, 1998, RESPECTIVELY 500,000             500,000
 INVESTMENTS                        220,373             278,175
 PREPAID EXPENSES                   153,135             173,938

 TOTAL CURRENT ASSETS             1,118,185           1,196,721


NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF
 ACCUMULATED DEPRECIATION OF $1,728,382
 AND $ 1,671,222 AT JANUARY 31, 1999 AND
 OCTOBER 31, 1998, RESPECTIVELY   5,803,904           5,861,064


ART INVENTORY NON-CURRENT, NET OF
 VALUATION ALLOWANCE OF $ 1,366,700
 AT JANUARY 31, 1999 AND $1,900,000 AT
 OCTOBER 31, 1998, RESPECTIVELY     772,021             949,125



OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT
 OR RESALE                        1,291,895           1,318,095
DEFERRED LEASING AND
 FINANCING COSTS                     12,033              12,866
DEPOSITS AND OTHER                  165,828             169,578

                                  1,469,756           1,500,539

                                $ 9,163,866         $ 9,507,449
                               ============         ===========







                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   JANUARY 31, 1999 AND OCTOBER 31, 1998

                                         JANUARY 31,       OCTOBER 31,
                                             1999              1998
                                        (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT           110,000            110,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES     2,087,200          2,061,210
 INCOME TAXES PAYABLE                          7,341             14,314

 TOTAL CURRENT LIABILITIES                 2,204,541          2,185,524


LONG-TERM DEBT, LESS CURRENT PORTION       2,256,813          2,321,433
LONG-TERM DEBT, LESS CURRENT
 PORTION-RELATED PARTY                     2,746,000          2,846,000

                                           5,002,813          5,167,433
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
 5,000,000 SHARES AUTHORIZED; 3,411,681 AND
 3,411,681 SHARES ISSUED AND OUTSTANDING
 AT JANUARY 31, 1999 AND OCTOBER 31, 1998,
 RESPECTIVELY AND AGGREGATE LIQUIDATION
 PREFERENCE OF $ 34,116,810 AND $ 34,116,810
 AT JANUARY 31, 1999 AND OCTOBER 31, 1998
 RESPECTIVELY                                 34,117              34,117

COMMON STOCK, $0.01 PAR VALUE:
 10,000,000 SHARES AUTHORIZED; 5,313,794
 SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
 AT JANUARY 31, 1999 AND OCTOBER 31, 1998,
 RESPECTIVELY                                 53,138              53,138

PAID-IN CAPITAL                           27,081,046          27,033,046

RETAINED EARNINGS (DEFICIT)              (11,996,221)        (11,808,043)

986,865 SHARES OF COMMON STOCK
 HELD IN TREASURY, AT COST               (11,003,545)        (11,003,545)

COMPREHENSIVE INCOME:
 VALUATION RESERVE                        (1,896,838)         (1,896,838)
 UNREALIZED LOSS ON INVESTMENTS AVAILABLE
  FOR SALE                                  (315,185)           (257,383)


                                           1,956,512           2,154,492

                                        $  9,163,866        $  9,507,449
                                       =============       =============

               CANAL CAPITAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998



                                            1999            1998
                                         (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE                    $    60,000     $    16,000
  RENTAL INCOME                              256,620         361,876
  GROUND LEASE INCOME                        231,000         231,000
  VOLUME BASED RENTAL INCOME                  21,645          34,730
  OTHER INCOME                                 1,924           1,864

                                             571,189         645,470

 REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD                    40,897           6,845
  LABOR, OPERATING AND MAINTENANCE            98,759         212,972
  DEPRECIATION AND AMORTIZATION               52,291          55,607
  TAXES OTHER THAN INCOME TAXES               47,593          50,400
  GENERAL AND ADMINISTRATIVE                  17,709          22,510

                                             257,249         348,334

INCOME FROM REAL ESTATE OPERATIONS           313,940         297,136


ART OPERATIONS:
 ART REVENUES:
  SALES                                      162,400         158,200
  OTHER REVENUES                                   0               0

                                             162,400         158,200

 ART EXPENSES:
  COST OF ART SOLD                           713,652         559,164
  VALUATION RESERVE                         (533,300)       (280,000)
  SELLING, GENERAL AND ADMINISTRATIVE         11,139           9,967

                                             191,491         289,131


LOSS FROM ART OPERATIONS                     (29,091)       (130,931)











                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                             Continued ...


                                            1999           1998
                                        (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE    $  (262,526)     $  (278,615)


INCOME (LOSS) FROM OPERATIONS              22,323         (112,410)

OTHER INCOME (EXPENSE):
 INTEREST & OTHER INCOME                    5,974              627
 INTEREST EXPENSE                         (60,475)        (148,232)
 INTEREST EXPENSE-RELATED PARTY          (108,000)         (66,000)
 OTHER EXPENSE                                  0                0

                                         (162,501)        (213,605)


(LOSS) GAIN BEFORE PROVISION FOR INCOME
  TAXES                                  (140,178)        (326,015)

PROVISION (BENEFIT) FOR INCOME TAXES            0                0

NET (LOSS)                               (140,178)        (326,015)



OTHER COMPREHENSIVE INCOME (LOSS):

 UNREALIZED LOSS ON INVESTMENTS
 AVAILABLE FOR SALE                       (57,802)               0


COMPREHENSIVE LOSS                    $  (197,980)     $  (326,015)
                                     =============    ============


NET (LOSS) PER COMMON SHARE          $     (0.06)     $     (0.09)
                                      =============    ============















                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998




                                           1999              1998
                                        (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                        $ (140,178)     $  (326,015)

 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

 PROVISION FOR LITIGATION SETTLEMENT               0                0
 DEPRECIATION AND AMORTIZATION                57,519           61,272
 GAIN  ON SALES OF REAL ESTATE               (19,103)          (9,155)


CHANGES IN ASSETS AND LIABILITIES:
 NOTES AND ACCOUNTS RECEIVABLES, NET         (16,396)          75,983
 ART INVENTORY, NET                          177,104          277,960
 PREPAID EXPENSES AND OTHER, NET              10,510          155,311
 PAYABLES AND ACCRUED EXPENSES, NET           19,017         (169,830)

NET CASH (USED) PROVIDED
 BY OPERATING ACTIVITIES                      88,473           65,526


CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF REAL ESTATE           60,000           16,000
 PROCEEDS FROM SALE OF INVESTMENTS                 0                0
 CAPITAL EXPENDITURES                              0           (9,485)

NET CASH PROVIDED BY
 INVESTING ACTIVITIES                         60,000            6,515


CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM LONG-TERM DEBT-RELATED
  PARTIES                                          0           75,000
 TRANSFERS TO LONG-TERM                            0                0
 REPAYMENT OF LONG-TERM DEBT OBLIGATIONS    (164,620)        (186,514)

NET CASH USED BY FINANCING ACTIVITIES       (164,620)        (111,514)


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                (16,147)         (39,473)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                            33,358           28,225

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                             $    17,211     $   (11,248)
                                         ============     ============


NOTE:    Canal  made  federal  and  state income tax payments of $7,000 and
$16,000 and interest payments of $168,000 and $214,000 in the three month periods ended January 31, 1999 and 1998, respectively.




           CANAL CAPITAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEAR ENDED OCTOBER 31, 1998 (AUDITED) AND
       FOR THE THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)


                         COMMON STOCK     PREFERRED STOCK
                         NUMBER           NUMBER
                         OF               OF                 PAID-IN
                       SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL

BAL, OCT 31,1997   5,313,794  $53,138  2,997,900 $29,979  $26,826,293
 NET INCOME (LOSS)         0        0          0       0            0
 PREFERRED STOCK DIV       0        0    413,781   4,138      206,753
 MINIMUM PEN. LIAB. ADJ    0        0          0       0            0
 UNREALIZED GAIN
  ON INVESTMENTS           0        0          0       0            0
                 --------------------  -----------------  -----------

BAL, OCT 31, 1998 5,313,794    53,138  3,411,681  34,117   27,033,046
 NET INCOME (LOSS)        0         0          0       0            0
 PREFERRED STOCK DIV      0         0          0       0       48,000
 MINIMUM PEN. LIAB. ADJ   0         0          0       0            0
 UNREALIZED GAIN
  ON INVESTMENTS          0         0          0       0            0
                 --------------------  -----------------   ----------

BAL, JAN 31, 1999 5,313,794   $53,138  3,411,681 $34,117  $27,081,046
                 ====================  ================= ============


                   RETAINED    -COMPREHENSIVE (LOSS) INCOME-  TREASURY
                   EARNINGS       VALUATION    UNREALIZED       STOCK
                   DEFICIT         RESERVE     GAIN ON INV.    AT COST

BAL, OCT31, 1997($10,194,335) ($1,485,641)  $   615,800  ($11,003,545)
 NET INCOME (LOSS)(1,413,470)           0             0             0
 PREFERRED STOCK DIV(200,238)           0             0             0
 MINIMUM PEN. LIAB. ADJ.   0     (411,197)            0             0
 UNREALIZED GAIN ON INV.   0            0      (873,183)            0
               -------------  ------------   ----------  ------------

BAL, OCT31, 1998 (11,808,043) ($1,896,838)     (257,383)  (11,003,545)
 NET INCOME (LOSS)  (140,178)           0             0             0
 PREFERRED STOCK DIV (48,000)           0             0             0
 MINIMUM PEN. LIAB. ADJ.   0            0             0             0
 UNREALIZED GAIN ON INV.   0            0       (57,802)            0
               -------------  -----------   -----------  ------------

BAL, JAN31, 1999($11,996,221) ($1,896,838)  $  (315,185) ($11,003,545)
               =============  ===========  ============  =============








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JANUARY 31, 1999
                                (UNAUDITED)



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


3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 1999 and the results of its operations and its cash flows for the three month period ended January 31, 1999. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1998 and the notes thereto which are contained in Canal s 1998 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1999.


4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $2.5 million at January 31, 1999 and October 31, 1998.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $15,000 at January 31, 1999 and October 31, 1998.


6.   INVESTMENTS AVAILABLE FOR SALE

     At January 31, 1999 the investments available for sale consisted of the following:


                                             January 31,      October 31,
     ($ 000's Omitted)                          1999             1998

     Aggregate market value.................   $  220           $  278

     Aggregate carrying value...............   $  220           $  278



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

     For the three months ended January 31, 1999 Canal recognized an u n r e a l ized loss on investments available for sale of $58,000. Additionally, in fiscal 1998 Canal recognized an unrealized loss on investments available for sale of $873,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $700,000 at January 31, 1999. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 42% ($536,758) and 49% ($713,862) and 58% ($735,263) and 51% ($735,263) of total art inventory at January 31, 1999 and October 31, 1998, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a reduction in the valuation allowance of $533,000 on sales of art with an historic cost of $714,000 in the first three months of fiscal 1999.

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

     Canal s art operations have generated operating losses of $29,000 and $131,000 (net of decreases in the valuation allowance of $533,000 and
$280,000 for the three month periods ended January 31, 1999 and 1998, respectively) on revenues of $162,000 and $158,000 for the three months ended January 31, 1999 and 1998, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.



     Inventory on Consignment - The Company had approximately $214,000 of art inventory on consignment with third party dealers at January 31, 1999 and October 31, 1998, respectively.








8. BORROWINGS

     At January 31, 1999, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:


                                           January 31,       October 31,
                                              1999            1998
                                          (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2001 - related party............    $ 2,746         $ 2,846


11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............     1,195           1,210


9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............       389             393


10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       464             466


Other Note................................       319             362



Total ....................................     5,113           5,277

Less -- current maturities ...............       110             110



Long-term debt ...........................   $ 5,003         $ 5,167



     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At January 31, 1999 the balance due under these notes was $2,746,000.



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




















                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                For the Three Months Ended January 31, 1999



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


     Canal recognized a net loss of $140,000 for the three month period ended January 31, 1999 as compared to a net loss of $326,000 for the same period in fiscal 1998. After recognition of an unrealized loss on investments held for sale of $58,000 for the three month period ended January 31, 1999 the Company recognized a comprehensive loss of $198,000 for the three month period ended January 31, 1999 as compared to a comprehensive loss of $326,000 for the same period in fiscal 1998. Further, after recognition of preferred stock dividend payments of $48,000 for the three month periods ended January 31, 1999 and 1998, respectively, the Company recognized a loss applicable to common stockholders of $246,000 ($0.06 per common share) for the three month period ended January 31, 1999 as compared to a loss applicable to common stockholders of $374,000 ($0.09 per common share) for the same period in fiscal 1998.


     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues decreased by $70,000 or 8.7% to $734,000 for the three month period ended January 31, 1999, as compared to the revenues for the same periods in fiscal 1998. The 1999 decrease is due primarily to a decrease in revenues from rental income due to the loss of the Sioux City Exchange Building (1998 fire) and a continued high vacancy rate in the St. Paul Exchange Building.





Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years, and is involved in litigation with a major tenant in Fargo, North Dakota. The financial statements do not include any adjustments that might result from the resolution of these other uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At January 31, 1999 the balance due under these notes was $2,746,000.

     Cash and cash equivalents of $17,000 at January 31, 1999 decreased $19,000 from $36,000 at October 31, 1998. Net cash provided by operations in fiscal 1999 was $88,000. Substantially all of the 1999 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses.

     During fiscal 1999 Canal reduced its variable rate mortgage notes by $100,000 and other long-term debt by $65,000 for a net 1999 debt reduction of $165,000.

     At January 31, 1999 the Company s current liabilities exceeded current assets by $1.1 million, as compared to current assets exceeding current liabilities by $1.0 million at October 31, 1998. The only required principal repayments under Canal s debt agreements for fiscal 1999 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.



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



Real Estate Revenues

     Real estate revenues for the three months ended January 31, 1999 of 571,000 accounted for 77.9% of the first quarter revenues as compared to real estate revenues of $645,000 or 80.3% for the same period in 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (44.9% and 56.1%), ground lease income (40.4% and 35.8%), volume based rental income (3.8% and 5.4%) and sale of real estate and other income (10.9% and 2.7%) for the three months ended January 31, 1999 and 1998, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 1999.



Real Estate Expenses

     Real estate expenses for the three months ended January 31, 1999 of $257,000 decreased by $91,000 (26.1%) from $348,000 for the same period in 1998. Real estate expenses were comprised of labor, operating and maintenance (38.4% and 61.1%), depreciation and amortization (20.3% and 16.0%), taxes other than income taxes (18.5% and 14.5%), cost of real estate sold (15.9% and 2.0%) and general and administrative expenses (6.9% and 6.4%) for the three months ended January 31, 1999 and 1998, respectively. The percentage variations in year to year comparisons are also due to the increase in the cost of real estate sold for fiscal 1999.



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

     Canal  has  its  art  inventory  appraised by an independent appraiser annually. The fiscal 1998 appraisal covered approximately 50% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal s practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 50% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 1998 Canal recognized a $550,000 valuation allowance against its art inventory, thereby, increasing the total value allowance to $3,400,000 as of October 31, 1998 compared to $2,850,000 and $2,500,000 at October 31, 1997 and 1996, respectively. These estimates are based in part on the Company s history of losses sustained on art sales in the current and previous years.


     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for the cost of sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a first quarter reduction in the valuation allowance of $533,000 on sales of art with an historic cost of $714,000.


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


Art Revenues


     Art revenues for the three months ended January 31, 1999 of $162,000 increased $4,000 from $158,000 for the same period in 1998. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended January 31, 1999 and 1998, respectively.







Art Expenses

     Art expenses for the three months ended January 31, 1999 of $191,000 decreased by $98,000 from $289,000 for the same period in 1998. Art expenses consisted of the cost of art sold (net of valuation allowances of $533,000 and $280,000 for the three month periods ended January 31, 1999 and 1998, respectively) (94.2% and 96.6%) and selling, general and administrative expenses (5.8% and 3.4%) for the three month periods ended January 31, 1999 and 1998, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.






General and Administrative


     General and administrative expenses for the three months ended January 31, 1999 of $263,000 decreased $16,000 (5.8%) from $279,000 for the same period in 1998. The major components of general and administrative expenses are officers salaries (41.1% and 38.7%), rent (9.3% and 8.7%), legal and professional fees (6.9% and 8.6%), insurance (11.4% and 12.4%) and office salaries (10.6% and 10.1%) for the three month periods ended January 31, 1999 and 1998, respectively.



Interest and Other Income


     Interest and other income for the three months ended January 31, 1999 of $6,000 increased $5,000 from $1,000 for the same period in 1998. Interest and other income is comprised primarily of interest income.



Interest Expense


     Interest expense for the three months ended January 31, 1999 decreased 21.4% to $168,000 as compared to $214,000 for the same period in 1998. The 1999 decrease is due primarily to the decrease in aggregate debt outstanding.







                                  PART II

                             OTHER INFORMATION





























Item 1:        Legal Proceedings:

               See Item 3 of Canal s October 31, 1998 Form 10-K.

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




                                        Canal Capital Corporation
                                              Registrant




                                        /s/ Reginald Schauder
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer
Date: March 9, 1999






















