Form 10-Q
period 1999-04-30
CANAL CAPITAL CORP
filed 1999-06-11
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the quarterly period ended April 30, 1999

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


    Title of each class          Shares outstanding at May 31, 1999
Common stock, $0.01 par value                4,326,929

(This document contains 25 pages)


                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1999 AND OCTOBER 31, 1998


                                    APRIL 30,          OCTOBER 31,
                                     1999                1998
                                  (UNAUDITED)           (AUDITED)

ASSETS:



CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS        $   107,114        $     33,538
 NOTES AND ACCOUNTS RECEIVABLE        193,094             211,070
  ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
  $ 1,500,000  AT APRIL 30, 1999 AND
  OCTOBER 31, 1998, RESPECTIVELY      500,000             500,000
 INVESTMENTS                          361,267             278,175
 PREPAID EXPENSES                     164,108             173,938

       TOTAL CURRENT ASSETS         1,325,583           1,196,721




NON-CURRENT ASSETS:

 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $1,385,123
  AND $ 1,671,222 AT APRIL 30, 1999 AND
  OCTOBER 31, 1998, RESPECTIVELY    4,757,043           5,861,064


 ART INVENTORY NON-CURRENT, NET OF
  VALUATION ALLOWANCE OF $ 1,278,700
  AT APRIL 30, 1999 AND $1,900,000 AT
  OCTOBER 31, 1998, RESPECTIVELY      734,907             949,125





OTHER ASSETS:

 PROPERTY HELD FOR DEV. OR RESALE   1,074,695           1,318,095
 DEFERRED LEASING AND FINANCING COSTS  13,590              12,866
 DEPOSITS AND OTHER                   112,777             169,578

                                    1,201,062           1,500,539

                                  $ 8,018,595         $ 9,507,449
                                 ============         ===========




                                     2


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    APRIL 30, 1999 AND OCTOBER 31, 1998

                                    APRIL 30,       OCTOBER 31,
                                      1999              1998
                                   (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

 CURRENT PORTION OF LONG-TERM DEBT   110,000            110,000
 ACCOUNTS PAYABLE AND ACCRUED EXP  1,776,559          2,061,210
 INCOME TAXES PAYABLE                 10,696             14,314

   TOTAL CURRENT LIABILITIES       1,897,255          2,185,524


LONG-TERM DEBT,LESS CURR PORTION   2,239,087          2,321,433
LONG-TERM DEBT,LESS CURRENT
     PORTION-RELATED PARTY           300,000          2,846,000

                                   2,539,087          5,167,433
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,433,181 AND
  3,411,681 SHARES ISSUED AND OUTSTANDING
  AT APRIL 30, 1999 AND OCTOBER 31, 1998,
  RESPECTIVELY AND AGGREGATE LIQUIDATION
  PREFERENCE OF $ 34,331,810 AND $ 34,116,810
  AT APRIL 30, 1999 AND OCTOBER 31, 1998
  RESPECTIVELY                       34,332              34,117

  COMMON STOCK, $0.01 PAR VALUE:
   10,000,000 SHARES AUTHORIZED; 5,313,794
   SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
   AT APRIL 30, 1999 AND OCTOBER 31, 1998,
   RESPECTIVELY                      53,138              53,138

  PAID-IN CAPITAL                27,139,581          27,033,046

  RETAINED EARNINGS (DEFICIT)   (10,570,124)        (11,808,043)

 986,865 SHARES OF COMMON STOCK
 HELD IN TREASURY, AT COST      (11,003,545)        (11,003,545)


COMPREHENSIVE INCOME:

 VALUATION RESERVE               (1,896,838)         (1,896,838)

 UNREALIZED LOSS ON INVESTMENTS AVAILABLE
  FOR SALE                         (174,291)           (257,383)


                                  3,582,253           2,154,492



                               $  8,018,595        $  9,507,449
                              =============       =============

                                    3




           CANAL CAPITAL CORPORATION & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998



                                     1999            1998
                                  (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE            $ 3,085,000     $   235,000
  RENTAL INCOME                      263,385         363,969
  GROUND LEASE INCOME                207,800         231,000
  VOLUME BASED RENTAL INCOME               0          30,761
  OTHER INCOME                         3,484           1,874

                                   3,559,669         862,604

 REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD         1,449,205          53,226
  LABOR, OPERATING AND MAINTENANCE   106,294         225,764
  DEPRECIATION AND AMORTIZATION       44,361          55,712
  TAXES OTHER THAN INCOME TAXES       46,800          50,400
  GENERAL AND ADMINISTRATIVE          20,831          23,002

                                   1,667,491         408,104



INCOME FROM REAL ESTATE OPERATIONS 1,892,178         454,500


ART OPERATIONS:
 ART REVENUES:
  SALES                               24,000          48,000
  OTHER REVENUES                           0               0

                                      24,000          48,000

 ART EXPENSES:
  COST OF ART SOLD                   125,594         202,289
  VALUATION RESERVE                  (88,000)       (100,000)
  SELLING, GENERAL AND ADMINISTRATIVE 11,094          10,147

                                      48,688         112,436


LOSS FROM ART OPERATIONS             (24,688)        (64,436)











                CANAL CAPITAL CORPORATION & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                       Continued ...


                                       1999           1998
                                    (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE $  (253,461)     $  (284,414)


INCOME (LOSS) FROM OPERATIONS        1,614,029          105,650

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                3,530              304
  INTEREST EXPENSE                     (63,461)         (72,831)
  INTEREST EXPENSE-RELATED PARTY       (80,000)        (136,000)
  OTHER EXPENSE                              0                0

                                      (139,931)        (208,527)


(LOSS) GAIN BEFORE PROVISION FOR INCOME
  TAXES                              1,474,098         (102,877)

PROVISION (BENEFIT) FOR INCOME TAXES         0                0

NET (LOSS)                           1,474,098         (102,877)



OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                   140,894         (293,345)



COMPREHENSIVE INCOME (LOSS)        $ 1,614,992     $   (396,222)
                                  =============    ============


INCOME (LOSS) PER COMMON SHARE   $       0.36     $      (0.10)
                                  =============    ============

















            CANAL CAPITAL CORPORATION & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
        FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998



                                     1999            1998
                                  (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE          $ 3,145,000     $   251,000
    RENTAL INCOME                    520,005         725,845
    GROUND LEASE INCOME              438,800         462,000
    VOLUME BASED RENTAL INCOME        21,645          65,491
    OTHER INCOME                       5,408           3,738

                                   4,130,858       1,508,074

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD       1,490,102          60,071
    LABOR, OPERATING AND MAINTENANCE 205,053         438,736
    DEPRECIATION AND AMORTIZATION     96,652         111,319
    TAXES OTHER THAN INCOME TAXES     94,393         100,800
    GENERAL AND ADMINISTRATIVE        38,540          45,512

                                   1,924,740         756,438



INCOME FROM REAL ESTATE OPERATIONS 2,206,118         751,636


ART OPERATIONS:
 ART REVENUES:
    SALES                            186,400         206,200
    OTHER REVENUES                         0               0

                                     186,400         206,200

 ART EXPENSES:
    COST OF ART SOLD                839,246         761,453
    VALUATION RESERVE              (621,300)       (380,000)
    SELLING, GENERAL AND ADM         22,233          20,114

                                    240,179         401,567


LOSS FROM ART OPERATIONS            (53,779)       (195,367)













                                     4




           CANAL CAPITAL CORPORATION & SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
        FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                       Continued ...


                                   1999           1998
                                 (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE $  (515,987)     $  (563,029)


INCOME (LOSS) FROM OPERATIONS        1,636,352           (6,760)

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                9,504              931
  INTEREST EXPENSE                    (123,936)        (221,063)
  INTEREST EXPENSE-RELATED PARTY      (188,000)        (202,000)
  OTHER EXPENSE                              0                0

                                      (302,432)        (422,132)


(LOSS) GAIN BEFORE PROVISION FOR INCOME
  TAXES                              1,333,920         (428,892)

PROVISION (BENEFIT) FOR INCOME TAXES         0                0

NET (LOSS)                           1,333,920         (428,892)



OTHER COMPREHENSIVE INCOME (LOSS):
  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                   83,092         (338,507)


COMPREHENSIVE INCOME (LOSS)       $ 1,417,012     $   (767,399)
                                 ============    ============


INCOME (LOSS) PER COMMON SHARE   $       0.31     $      (0.20)
                                 =============    ============

















                                5




                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998




                                    1999              1998
                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                  $ 1,333,920     $  (428,892)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   PROVISION FOR LITIGATION SETTLEMENT         0                0
   DEPRECIATION AND AMORTIZATION         104,802          122,872
   GAIN  ON SALES OF REAL ESTATE      (1,654,898)        (190,929)


CHANGES IN ASSETS AND LIABILITIES:

 NOTES AND ACCOUNTS RECEIVABLES, NET     17,956           66,247
 ART INVENTORY, NET                     214,218          378,249
 PREPAID EXPENSES AND OTHER, NET       (116,342)          61,725
 PAYABLES AND ACCRUED EXPENSES, NET    (288,269)        (129,057)


NET CASH (USED) PROVIDED
 BY OPERATING ACTIVITIES               (388,613)        (119,785)


CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF REAL ESTATE   3,145,000          251,000
  PROCEEDS FROM SALE OF INVESTMENTS           0                0
  CAPITAL EXPENDITURES                  (54,285)         (17,866)
NET CASH PROVIDED BY
     INVESTING ACTIVITIES             3,090,715          233,134



CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                   0           75,000
  TRANSFERS TO LONG-TERM                      0                0
 REPAYMENT OF LONG-TERM
     DEBT OBLIGATIONS                (2,628,346)        (269,202)
NET CASH USED BY
     FINANCING ACTIVITIES            (2,628,346)        (194,202)


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                            73,756          (80,853)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                   33,358           28,225

CASH AND CASH EQUIVALENTS AT
     END OF YEAR                    $   107,114     $   (52,628)
                                   ============     ============


NOTE:    Canal  made  federal  and state income tax payments of $20,000 and
$16,000 and interest payments of $312,000 and $423,000 in the six month periods ended April 30, 1999 and 1998, respectively.




       CANAL CAPITAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED OCTOBER 31, 1998 (AUDITED) AND
    FOR THE SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)

                    COMMON STOCK     PREFERRED STOCK
                    NUMBER                NUMBER
                      OF                  OF                  PAID-IN
                     SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL

BAL,OCT 31,1997  5,313,794   $53,138    2,997,900   $29,979  $26,826,293

 NET INCOME (LOSS)       0         0            0         0            0
 PREFERRED STOCK DIV     0         0      413,781     4,138      206,753


 MINIMUM PEN. LIAB. ADJ  0         0            0         0            0
 UNREALIZED GAIN ON INV  0         0            0         0            0
                --------------------   ---------------------  -----------

BAL,OCT 31, 1998 5,313,794    53,138    3,411,681    34,117   27,033,046
 NET INCOME (LOSS)       0         0            0         0            0
 PREFERRED STOCK DIV     0         0       21,500       215      106,535
 MINIMUM PEN. LIAB. ADJ  0         0            0         0            0
 UNREALIZED GAIN ON INV  0         0            0         0            0
                --------------------   ---------------------   ----------


BAL,APR30, 1999  5,313,794   $53,138    3,433,181   $34,332  $27,139,581
                ====================   ===================== ============




               RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
               EARNINGS       VALUATION    UNREALIZED       STOCK
               DEFICIT         RESERVE     GAIN ON INV.    AT COST

BAL,OCT31,1997  ($10,194,335) ($1,485,641)   $   615,800  ($11,003,545)
 NET INCOME (LOSS)(1,413,470)           0              0             0
 PREFERRED STOCK DIV(200,238)           0              0             0
 MINIMUM PEN. LIAB. ADJ.   0     (411,197)             0             0
 UNREALIZED GAIN ON INV.   0            0       (873,183)            0
               -------------  -------------   ------------  ------------

BAL,OCT31, 1998  (11,808,043) ($1,896,838)      (257,383)  (11,003,545)
 NET INCOME (LOSS) 1,333,920            0              0             0
 PREFERRED STOCK DIV (96,001)           0              0             0
 MINIMUM PEN. LIAB. ADJ.   0            0              0             0
 UNREALIZED GAIN ON INV.   0            0         83,092             0
               -------------  --------------   ------------ ------------

BAL,APR30,1999  ($10,570,124) ($1,896,838)   $  (174,291) ($11,003,545)
               =============  ==============  ============= =============








                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED APRIL 30, 1999
                                (UNAUDITED)



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

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years. The accompanying financial statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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





3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 1999 and the results of its operations and its cash flows for the three month period ended April 30, 1999. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1998 and the notes thereto which are contained in Canal s


1998 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1999.


4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $2.5 million at April 30, 1999 and October 31, 1998.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $15,000 at April 30, 1999 and October 31, 1998.


6.   INVESTMENTS AVAILABLE FOR SALE

     At April 30, 1999 the investments available for sale consisted of the following:


                                              April 30,      October 31,
     ($ 000's Omitted)                          1999             1998

     Aggregate market value.................   $  361           $  278

     Aggregate carrying value...............   $  361           $  278



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

     For the six months ended April 30, 1999 Canal recognized an unrealized gain on investments available for sale of $83,000. Additionally, in fiscal 1998 Canal recognized an unrealized loss on investments available for sale of $873,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS


     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $692,000 at April 30, 1999. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 44% ($542,758) and 56% ($692,149) and 49% ($713,862) and 51% ($735,263) of total art inventory at April 30, 1999 and October 31, 1998, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a reduction in the valuation allowance of $621,000 on sales of art with an historic cost of $839,000 in the first six months of fiscal 1999.


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

     Canal s art operations have generated operating losses of $54,000 and $195,000 (net of decreases in the valuation allowance of $621,000 and
$380,000 for the six month periods ended April 30, 1999 and 1998, respectively) on revenues of $186,000 and $206,000 for the six months ended April 30, 1999 and 1998, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.



     Inventory on Consignment - The Company had approximately $214,000 of art inventory on consignment with third party dealers at April 30, 1999 and October 31, 1998, respectively.








8. BORROWINGS

     At April 30, 1999, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:


                                            April 30,       October 31,
                                              1999            1998
                                          (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2001 - related party............    $   300         $ 2,846


11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............     1,183           1,210



9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............       386             393


10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       461             466


Other Note................................       319             362



Total ....................................     2,649           5,277

Less -- current maturities ...............       110             110



Long-term debt ...........................   $ 2,539         $ 5,167



     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At April 30, 1999 the balance due under these notes was $300,000.



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




















                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Six Months Ended April 30, 1999



Results of Operations - General


     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years. The accompanying financial statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


     Canal recognized net income of $1,334,000 and $1,474,000 for the six and three month periods ended April 30, 1999 as compared to net losses of $429,000 and $103,000 for the same periods in fiscal 1998. After recognition of unrealized gains on investments held for sale of $83,000 and $141,000 for the six and three month periods ended April 30, 1999 the Company recognized comprehensive income of $1,417,000 and $1,615,000 for the six and three month periods ended April 30, 1999 as compared to comprehensive losses of $767,000 and $396,000 for the same periods in fiscal 1998. Further, after recognition of preferred stock dividend payments of $96,000 and $48,000 for the six and three month periods ended April 30, 1999, the Company recognized income applicable to common stockholders of $1,321,000 ($0.31 per common share) and $1,566,000 ($0.36 per common share)for the six and three month periods ended April 30, 1999 as compared to losses applicable to common stockholders of $863,000 ($0.20 per common share)and $444,000 ($0.10 per common share) for the same periods in fiscal 1998. Included in the 1999 results are gains of approximately
$1,655,000 on sales from real estate offset to a certain extent by a $54,000 loss from real estate operations. The 1998 results included a $339,000 unrealized loss on investments held for sale and a $195,000 loss from art operations.


     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $2,603,000 or 151.9% to $4,317,000 and by $2,673,000 or 293.5% to $3,584,000 for the six
and three month periods ended April 30, 1999, as compared to the revenues for the same periods in fiscal 1998. The 1999 increase is due primarily to a $2,850,000 increase from the sale of real estate which included Canal s sale of the St. Paul, Minnesota stockyard property which had been part of the stockyards master lease.

Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company s ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years. The accompanying financial statements do not include any adjustments relating to the recoverability a n d classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At April 30, 1999 the balance due under these notes was $300,000.


     Cash and cash equivalents of $107,000 at April 30, 1999 increased $71,000 from $36,000 at October 31, 1998. Net cash used by operations so far in fiscal 1999 was $388,000. Substantially all of the 1999 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses.

     During fiscal 1999 Canal reduced its variable rate mortgage notes by $2,546,000 and other long-term debt by $82,000 for a net 1999 debt reduction of $2,628,000.

     At April 30, 1999 the Company s current liabilities exceeded current assets by $0.6 million, as compared to current assets exceeding current liabilities by $1.0 million at October 31, 1998. The only required principal repayments under Canal s debt agreements for fiscal 1999 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.






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



Real Estate Revenues

     Real estate revenues for the six months ended April 30, 1999 of $4,131,000 accounted for 95.7% of the year to date revenues as compared to real estate revenues of $1,508,000 or 88.0% for the same period in 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (12.6% and 48.1%), ground lease income (10.6% and 30.6%), volume based rental income (0.5% and 4.3%) and sale of real estate and other income (76.3% and 17.0%) for the six months ended April 30, 1999 and 1998, respectively. The 1999 revenue increase is due primarily to a $2,894,000 increase in revenues from the sale of real estate offset by a reduction in rental incomes of $273,000. The decrease in rental income is due primarily to the closing of the Fargo, North Dakota packing plant, as well as the continued consolidation of other stockyards related tenants. The changes in percentages in the year to year comparisons are due primarily to the significant increase in real estate sales for fiscal 1999.

     Real estate revenues for the three months ended April 30, 1999 of 3,560,000 accounted for 99.3% of the second quarter revenues as compared to real estate revenues of $863,000 or 94.7% for the same period in 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (7.4% and 42.2%), ground lease income (5.8% and 26.8%), volume based rental income (0.0% and 3.6%) and sale of real estate and other income (86.8% and 27.4%) for the three months ended April 30, 1999 and 1998, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 1999.



Real Estate Expenses

     Real estate expenses for the six months ended April 30, 1999 of $1,925,000 increased by $1,168,000 (154.4%) from $756,000 for the same period in 1998. Real estate expenses were comprised of labor, operating and maintenance (10.7% and 58.0%), depreciation and amortization (5.0% and


14.7%), taxes other than income taxes (4.9% and 13.3%), cost of real estate sold (77.4% and 7.9%) and general and administrative expenses (2.0% and 6.1%) for the six months ended April 30, 1999 and 1998, respectively. The 1999 increase in real estate expenses is due primarily to the $1,430,000 increase in cost of real estate sales. The percentage variations in year to year comparison is also due primarily to the decrease in the cost of real estate sold for fiscal 1999.

     Real estate expenses for the three months ended April 30, 1999 of $1,667,000 increased by $1,259,000 (308.6%) from $408,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (6.4% and 55.3%), depreciation and amortization (2.7% and 13.7%), taxes other than income taxes (2.8% and 12.4%), cost of real estate sold (86.8% and 13.0%) and general and administrative expenses (1.3% and 5.6%) for the three months ended April 30, 1999 and 1998, respectively. The percentage variations in year to year comparisons are also due to the increase in the cost of real estate sold for fiscal 1999.



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






     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for the cost of sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a first half reduction in the valuation allowance of $621,000 on sales of art with an historic cost of $839,000.


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


Art Revenues

     Art revenues for the six months ended April 30, 1999 of $186,000 decreased $20,000 from $206,000 for the same period in 1998. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the six month periods ended April 30, 1999 and 1998, respectively. The Company s art inventory was reduced through sales by $839,000 in the first half of fiscal 1999.


     Art revenues for the three months ended April 30, 1999 of $24,000 decreased $24,000 from $48,000 for the same period in 1998. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on the sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended April 30, 1999 and 1998, respectively.




Art Expenses

     Art expenses for the six months ended April 30, 1999 of $240,000 decreased by $162,000 from $402,000 for the same period in 1998. Art expenses (net of a valuation allowance of $621,000 in fiscal 1999) consisted of the cost of art sold (90.7% and 95.0%) and selling, general and administrative expenses (9.3% and 5.0%) for the six month periods ended April 30, 1999 and 1998, respectively.




     Art expenses for the three months ended April 30, 1999 of $49,000 decreased by $63,000 from $112,000 for the same period in 1998. Art expenses consisted of the cost of art sold (net of valuation allowances of $88,000 and $100,000 for the three month periods ended April 30, 1999 and 1 9 9 8 , respectively) (77.2% and 91.0%) and selling, general and administrative expenses (22.8% and 9.0%) for the three month periods ended April 30, 1999 and 1998, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.



General and Administrative

     General and administrative expenses for the six months ended April 30, 1999 of $516,000 decreased $47,000 (8.4%) from $563,000 for the same period in 1998. The major components of general and administrative expenses are officers salaries (41.8% and 38.3%) rent (5.7% and 8.6%), legal and professional fees (7.0% and 8.5%), insurance (11.6% and 12.3%), and office salaries (10.8% and 9.9%) for the six month periods ended April 30, 1999 and 1998, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1998.

     General and administrative expenses for the three months ended April 30, 1999 of $253,000 decreased $31,000 (10.9%) from $284,000 for the same period in 1999. The major components of general and administrative expenses are officers salaries (42.5% and 37.9%), rent (1.9% and 8.4%), legal and professional fees (7.1% and 8.4%), insurance (11.8% and 12.1%) and office salaries (11.0% and 9.8%) for the three month periods ended April 30, 1999 and 1998, respectively.



Interest and Other Income

     Interest and other income for the six months ended April 30, 1999 increased to $10,000 from $1,000 for the same period in 1998. Interest and other income for the three months ended April 30, 1999 of $4,000 increased $3,000 from $1,000 for the same period in 1998. Interest and other income is comprised primarily of interest income.












Interest Expense

     Interest expense for the six months ended April 30, 1999 decreased 26.3% to $312,000 as compared to $423,000 for the same period in 1998. The 1999 decrease is due primarily to a reduction in aggregate debt outstanding at April 30, 1999 as compared to the same period in 1998. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

     Interest expense for the three months ended April 30, 1999 decreased 31.3% to $143,000 as compared to $209,000 for the same period in 1998. The 1999 decrease is due primarily to the decrease in aggregate debt outstanding.









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




Date: June 11, 1999


























