Form 10-Q
period 1999-07-31
CANAL CAPITAL CORP
filed 1999-09-10
CIK 101821

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarterly period ended July 31, 1999

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at August 31, 1999
Common stock, $0.01 par value                4,326,929

(This document contains 24 pages)


             CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               JULY 31, 1999 AND OCTOBER 31, 1998

                                   JULY 31,          OCTOBER 31,
                                     1999                1998
                                 (UNAUDITED)           (AUDITED)

ASSETS:
CURRENT ASSETS:

 CASH AND CASH EQUIVALENTS          $   476,922        $     33,538
 NOTES AND ACCOUNTS RECEIVABLE          211,353             211,070
 ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
 $ 1,500,000  AT JULY 31, 1999 AND
 OCTOBER 31, 1998, RESPECTIVELY         500,000             500,000
 INVESTMENTS                            270,950             278,175
 PREPAID EXPENSES                       226,387             173,938

  TOTAL CURRENT ASSETS                1,685,612           1,196,721




NON-CURRENT ASSETS:

 PROPERTY ON OPERATING LEASES, NET OF
 ACCUMULATED DEPRECIATION OF $1,417,251
 AND $ 1,671,222 AT JULY 31, 1999 AND
 OCTOBER 31, 1998, RESPECTIVELY        4,814,515           5,861,064


 ART INVENTORY NON-CURRENT, NET OF
 VALUATION ALLOWANCE OF $ 1,278,700
 AT JULY 31, 1999 AND $1,900,000 AT
 OCTOBER 31, 1998, RESPECTIVELY          734,907             949,125





OTHER ASSETS:

 PROPERTY HELD FOR DEV.OR RESALE       1,044,695           1,318,095
 DEFERRED LEASING AND FINANCING COSTS     12,102              12,866
 DEPOSITS AND OTHER                      120,402             169,578

                                       1,177,199           1,500,539

                                     $ 8,412,233         $ 9,507,449
                                    ============         ===========




                                     2


                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    JULY 31, 1999 AND OCTOBER 31, 1998

                                       JULY 31,       OCTOBER 31,
                                        1999              1998
                                   (UNAUDITED)         (AUDITED)
LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT     110,000            110,000
 ACCOUNTS PAYABLE AND ACCRUED EXP    1,310,338          2,061,210
 INCOME TAXES PAYABLE                   10,444             14,314

  TOTAL CURRENT LIABILITIES          1,430,782          2,185,524

LONG-TERM DEBT, LESS CURRENT PORTION 2,217,937          2,321,433
LONG-TERM DEBT, LESS
 CURRENT PORTION-RELATED PARTY       1,199,082          2,846,000

                                     3,417,019          5,167,433
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $0.01 PAR VALUE:
 5,000,000 SHARES AUTHORIZED; 3,878,758 AND
 3,411,681 SHARES ISSUED AND OUTSTANDING
 AT JULY 31, 1999 AND OCTOBER 31, 1998,
 RESPECTIVELY AND AGGREGATE LIQUIDATION
 PREFERENCE OF $ 38,787,580 AND $ 34,116,810
 AT JULY 31, 1999 AND OCTOBER 31, 1998
 RESPECTIVELY                            38,793              34,117

COMMON STOCK, $0.01 PAR VALUE:
 10,000,000 SHARES AUTHORIZED; 5,313,794
 SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
 AT JULY 31, 1999 AND OCTOBER 31, 1998,
 RESPECTIVELY                            53,138              53,138

PAID-IN CAPITAL                      27,217,159          27,033,046

RETAINED EARNINGS (DEFICIT)         (10,579,667)        (11,808,043)

986,865 SHARES OF COMMON STOCK
 HELD IN TREASURY, AT COST          (11,003,545)        (11,003,545)

COMPREHENSIVE INCOME:
 VALUATION RESERVE                   (1,896,838)         (1,896,838)
 UNREALIZED LOSS ON
   INVESTMENTS AVAILABLE
   FOR SALE                            (264,608)           (257,383)

                                      3,564,432           2,154,492

                                   $  8,412,233        $  9,507,449
                                  =============       =============




                                    3



               CANAL CAPITAL CORPORATION & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998


                                        1999            1998
                                    (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
 SALE OF REAL ESTATE               $   423,000     $   283,439
 RENTAL INCOME                         231,775         346,025
 GROUND LEASE INCOME                   161,600         231,000
 VOLUME BASED RENTAL INCOME                  0          30,903
 OTHER INCOME                            4,983         376,794

                                       821,358       1,268,161

 REAL ESTATE EXPENSES:
 COST OF REAL ESTATE SOLD              200,694         150,680
 LABOR, OPERATING AND MAINTENANCE      122,147         208,927
 DEPRECIATION AND AMORTIZATION          29,590          53,087
 TAXES OTHER THAN INCOME TAXES          46,800          50,400
 GENERAL AND ADMINISTRATIVE             20,919          22,191

                                       420,150         485,285



INCOME FROM REAL ESTATE OPERATIONS     401,208         782,876


ART OPERATIONS:
 ART REVENUES:
  SALES                                      0               0
  OTHER REVENUES                             0               0

                                             0               0

 ART EXPENSES:
  COST OF ART SOLD                         740               0
  VALUATION RESERVE                          0               0
  SELLING, GENERAL AND ADMINISTRATIVE   10,529           9,770

                                        11,269           9,770


LOSS FROM ART OPERATIONS               (11,269)         (9,770)






                                     6


          CANAL CAPITAL CORPORATION & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
       FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                       Continued ...


                                         1999           1998
                                     (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE  $  (244,132)     $  (283,281)


INCOME (LOSS) FROM OPERATIONS           145,807          489,825

OTHER INCOME (EXPENSE):
 INTEREST & OTHER INCOME                  1,010                2
 INTEREST EXPENSE                       (60,212)         (64,571)
 INTEREST EXPENSE-RELATED PARTY         (14,000)        (129,000)
 OTHER EXPENSE                                0                0

                                        (73,202)        (193,569)


(LOSS) GAIN BEFORE PROVISION FOR INCOME
  TAXES                                  72,605          296,256

PROVISION (BENEFIT) FOR INCOME TAXES          0                0

NET (LOSS)                               72,605          296,256



OTHER COMPREHENSIVE INCOME (LOSS):

 UNREALIZED LOSS ON INVESTMENTS
 AVAILABLE FOR SALE                     (90,317)        (361,267)



COMPREHENSIVE INCOME (LOSS)         $   (17,712)    $    (65,011)
                                    =============    ============


INCOME (LOSS) PER COMMON SHARE     $      (0.02)    $      (0.03)
                                    =============    ============









                                7


                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998


                                        1999            1998
                                    (UNAUDITED)     (UNAUDITED)

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
 SALE OF REAL ESTATE                 $ 3,568,000     $   534,439
 RENTAL INCOME                           751,780       1,071,870
 GROUND LEASE INCOME                     600,400         693,000
 VOLUME BASED RENTAL INCOME               21,645          96,394
 OTHER INCOME                             10,391         380,532

                                       4,952,216       2,776,235

REAL ESTATE EXPENSES:
 COST OF REAL ESTATE SOLD              1,690,796         210,751
 LABOR, OPERATING AND MAINTENANCE        327,200         647,663
 DEPRECIATION AND AMORTIZATION           126,242         164,406
 TAXES OTHER THAN INCOME TAXES           141,193         151,200
 GENERAL AND ADMINISTRATIVE               59,459          67,703

                                       2,344,890       1,241,723



INCOME FROM REAL ESTATE OPERATIONS     2,607,326       1,534,512


ART OPERATIONS:
 ART REVENUES:
 SALES                                   186,400         206,200
 OTHER REVENUES                                0               0

                                         186,400         206,200

 ART EXPENSES:
 COST OF ART SOLD                        839,986         761,453
 VALUATION RESERVE                      (621,300)       (380,000)
 SELLING, GENERAL AND ADMINISTRATIVE      32,762          29,884

                                         251,448         411,337


LOSS FROM ART OPERATIONS                 (65,048)       (205,137)





                                   4


              CANAL CAPITAL CORPORATION & SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
           FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                           Continued ...


                                        1999           1998
                                    (UNAUDITED)     (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSE $  (760,119)     $  (846,310)


INCOME (LOSS) FROM OPERATIONS        1,782,159          483,065

OTHER INCOME (EXPENSE):
 INTEREST & OTHER INCOME               10,514              933
 INTEREST EXPENSE                    (184,148)        (285,634)
 INTEREST EXPENSE-RELATED PARTY      (202,000)        (331,000)
 OTHER EXPENSE                              0                0

                                     (375,634)        (615,701)


(LOSS) GAIN BEFORE PROVISION FOR INCOME
  TAXES                             1,406,525         (132,636)

PROVISION (BENEFIT) FOR INCOME TAXES        0                0

NET (LOSS)                          1,406,525         (132,636)



OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                   (7,225)        (699,774)



COMPREHENSIVE INCOME (LOSS)       $ 1,399,300     $   (832,410)
                                 =============    ============


INCOME (LOSS) PER COMMON SHARE   $       0.28     $      (0.23)
                                 =============    ============








                                     5


            CANAL CAPITAL CORPORATION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998

                                    1999              1998
                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                 $ 1,406,525     $  (132,636)

 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

 PROVISION FOR LITIGATION SETTLEMENT          0                0
 DEPRECIATION AND AMORTIZATION          137,289          182,127
 GAIN  ON SALES OF REAL ESTATE       (1,877,204)        (323,688)

CHANGES IN ASSETS AND LIABILITIES:
 NOTES AND ACCOUNTS RECEIVABLES, NET       (283)        (451,354)
 ART INVENTORY, NET                     214,218          380,294
 PREPAID EXPENSES AND OTHER, NET       (268,590)          20,623
 PAYABLES AND ACCRUED EXPENSES, NET    (754,742)          74,758
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES          (1,142,787)        (249,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALES OF REAL ESTATE   3,568,000          534,439
 PROCEEDS FROM SALE OF INVESTMENTS            0                0
 CAPITAL EXPENDITURES                  (231,235)         (51,531)
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                3,336,765          482,908

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM LONG-TERM DEBT-RELATED
  PARTIES                               525,000           75,000
 TRANSFERS TO LONG-TERM                 337,082                0
 REPAYMENT OF LONG-TERM
  DEBT OBLIGATIONS                   (2,612,496)        (352,558)
NET CASH USED BY
  FINANCING ACTIVITIES               (1,750,414)        (277,558)

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                           443,564          (44,526)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                   33,358           28,225

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                    $   476,922     $    (16,301)
                                    ============     ============


NOTE:    Canal  made  federal  and state income tax payments of $20,000 and
$17,000 and interest payments of $386,000 and $617,000 in the nine month periods ended July 31, 1999 and 1998, respectively.

        CANAL CAPITAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED OCTOBER 31, 1998 (AUDITED) AND
     FOR THE NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)


                    COMMON STOCK        PREFERRED STOCK
                    NUMBER              NUMBER
                    OF                  OF                     PAID-IN
                    SHARES   AMOUNT     SHARES       AMOUNT     CAPITAL

BALANCE,10/31/97 5,313,794   $53,138    2,997,900    $29,979  $26,826,293

 NET INCOME (LOSS)       0         0            0          0            0
 PREFERRED STOCK DIV     0         0      413,781      4,138      206,753
 MINIMUM PEN. LIAB. ADJ  0         0            0          0            0
 UNREALIZED GAIN ON INV  0         0            0          0            0
                --------------------   ---------------------  -----------

BALANCE,10/31/98 5,313,794    53,138    3,411,681     34,117   27,033,046
 NET INCOME (LOSS)       0         0            0          0            0
 PREFERRED STOCK DIV     0         0      467,077      4,676      184,113
 MINIMUM PEN. LIAB. ADJ  0         0            0          0            0
 UNREALIZED GAIN ON INV  0         0            0          0            0
                --------------------   ---------------------   ----------

BALANCE,07/31/99 5,313,794   $53,138    3,878,758    $38,793  $27,217,159
                ====================   ===================== ============




                 RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
                 EARNINGS       VALUATION    UNREALIZED       STOCK
                 DEFICIT         RESERVE     GAIN ON INV.    AT COST

BALANCE,10/31/97($10,194,335)    ($1,485,641)   $   615,800  ($11,003,545)
NET INCOME (LOSS) (1,413,470)              0              0             0
PREFERRED STOCK DIV (200,238)              0              0             0
MINIMUM PEN. LIAB. ADJ.    0        (411,197)             0             0
UNREALIZED GAIN ON INV.    0               0       (873,183)            0
               -------------  -------------   ------------  ------------

BALANCE,10/31/98 (11,808,043)    ($1,896,838)      (257,383)  (11,003,545)
NET INCOME (LOSS)  1,406,525               0              0             0
PREFERRED STOCK DIV (178,149)              0              0             0
MINIMUM PEN. LIAB. ADJ.    0               0              0             0
UNREALIZED GAIN ON INV.    0               0         (7,225)            0
               -------------  --------------   ------------ ------------

BALANCE,07/31/99($10,579,667)    ($1,896,838)   $  (264,608) ($11,003,545)
               =============  ==============  ============= =============

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED JULY 31, 1999
                                (UNAUDITED)



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

3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the a c c o mpanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 1999 and the results of its operations and its cash flows for the nine month period ended July 31, 1999. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote d i s closures normally included in financial statements prepared in a c cordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1998 and the notes thereto which are contained in Canal s 1998 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 1999.


4.   Property and Equipment

     Included in property and equipment were the cost of buildings of approximately $2.5 million at July 31, 1999 and October 31, 1998.


5.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $15,000 at July 31, 1999 and October 31, 1998.


6.   INVESTMENTS AVAILABLE FOR SALE

     At July 31, 1999 the investments available for sale consisted of the following:


                                              July 31,      October 31,
     ($ 000's Omitted)                          1999             1998

     Aggregate market value.................   $  271           $  278

     Aggregate carrying value...............   $  271           $  278



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


     For the nine months ended July 31, 1999 Canal recognized an unrealized loss on investments available for sale of $7,000. Additionally, in fiscal 1998 Canal recognized an unrealized loss on investments available for sale of $700,000, both of which are shown in a separate component of Stockholders Equity.


7.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $692,000 at July 31, 1999. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 44% ($542,758) and 56% ($692,149) and 49% ($713,862) and 51% ($735,263) of total art inventory at July 31, 1999 and October 31, 1998, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a reduction in the valuation allowance of $621,000 on sales of art with an historic cost of $840,000 in the first nine months of fiscal 1999.

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

     Canal s art operations have generated operating losses of $65,000 and $205,000 (net of decreases in the valuation allowance of $621,000 and
$380,000  for  the  nine  month  periods  ended  July  31,  1999  and 1998, respectively) on revenues of $186,000 and $206,000 for the nine months ended July 31, 1999 and 1998, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal s management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had approximately $214,000 of art inventory on consignment with third party dealers at July 31, 1999 and October 31, 1998, respectively.

8. BORROWINGS

     At July 31, 1999, substantially all of Canal s real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:


                                            July 31,       October 31,
                                              1999            1998
                                          (Unaudited)        (Audited)
(Thousands of Dollars)


Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 1,199         $ 2,846


11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............     1,170           1,210


9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............       381             393


10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..       458             466


Other Note................................       319             362



Total ....................................     3,527           5,277

Less -- current maturities ...............       110             110



Long-term debt ...........................   $ 3,417         $ 5,167

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As discussed below, the balance due these notes has been repaid in full as of July 31, 1999.

     On July 29, 1999, the Company issued 1,199,082 of variable rate mortgage notes due May 15, 2003, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 2001 (including all additional and accrued interest thereon) and to provide the working capital for the Company s reentry into the stockyard business. The purchasers of these notes included the Company s Chief Executive Officer and members of his family. The variable rate mortgage notes issued carry interest at a rate of 10% per annum. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets. At July 31, 1999, the balance due under these notes was $1,199,082.


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

                    Management s Discussion and Analysis
              Of Results of Operations and Financial Condition
                  For the Nine Months Ended July 31, 1999



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

     Canal recognized net income of $1,407,000 and $73,000 for the nine and three month periods ended July 31, 1999 as compared to net losses of $133,000 and net income of $296,000 for the same periods in fiscal 1998. After recognition of unrealized losses on investments held for sale of $7,000 and $90,000 for the nine and three month periods ended July 31, 1999 t h e Company recognized comprehensive income of $1,399,000 and a comprehensive loss of $18,000 for the nine and three month periods ended July 31, 1999 as compared to comprehensive losses of $832,000 and $65,000 for the same periods in fiscal 1998. Further, after recognition of preferred stock dividend payments of $178,000 and $82,000 for the nine and three month periods ended July 31, 1999, the Company recognized income applicable to common stockholders of $1,221,000 ($0.28 per common share) and a loss available to common shares of $100,000 ($0.02 per common share)for the nine and three month periods ended July 31, 1999 as compared to losses applicable to common stockholders of $985,000 ($0.23 per common share)and $121,000 ($0.03 per common share) for the same periods in fiscal 1998. Included in the 1999 results are gains of approximately $1,877,000 on sales from real estate offset to a certain extent by a $65,000 loss from real estate operations. The 1998 results included a $700,000 unrealized loss on investments held for sale and a $205,000 loss from art operations.

     Canal s revenues from continuing operations consist of revenues from its real estate and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal s aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $2,156,000 or 72.3% to $5,139,000 and decreased by $447,000 or 35.2% to $821,000 for the nine and three month periods ended July 31, 1999, as compared to the revenues for the same periods in fiscal 1998. The 1999 nine month increase is due primarily to a $3,034,000 increase from the sale of real estate which included Canal s sale of the St. Paul, Minnesota stockyard property which had been part of the stockyards master lease. The 1999 three month decrease is due primarily to the inclusion in the 1998 revenues of a $375,000 gain on insurance proceeds to the fire at the Sioux City Exchange Building.

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

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998
($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief
Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. As discussed below, the balance due under these notes has been repaid in full as of July 31, 1999.

     On July 29, 1999, the Company issued 1,199,082 of variable rate mortgage notes due May 15, 2003, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 2001 (including all additional and accrued interest thereon) and to provide the working capital for the Company s reentry into the stockyard business. The purchasers of these notes included the Company s Chief Executive Officer and members of his family. The variable rate mortgage notes issued carry interest at a rate of 10% per annum. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets. At July 31, 1999, the balance due under these notes was $1,199,082.

     Cash and cash equivalents of $477,000 at July 31, 1999 increased $443,000 from $34,000 at October 31, 1998. Net cash used by operations so far in fiscal 1999 was $1,143,000. Substantially all of the 1999 net proceeds from the sale of real estate and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses. During fiscal 1999 Canal reduced its long-term debt by $1,750,000.

     At July 31, 1999 the Company s current assets exceeded current liabilities by $0.2 million, as compared to current liabilities exceeding current assets by $1.0 million at October 31, 1998. The only required principal repayments under Canal s debt agreements for fiscal 1999 will be from the proceeds of the sale of certain assets (if any) and approximately $0.1 million on various fixed mortgages.

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



Real Estate Revenues

     Real estate revenues for the nine months ended July 31, 1999 of $4,952,000 accounted for 96.4% of the year to date revenues as compared to real estate revenues of $2,776,000 or 93.1% for the same period in 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (15.7% and 38.6%), ground lease income (12.1% and 25.0%), volume based rental income (0.1% and 3.5%) and sale of real estate and other income (72.2% and 32.9%) for the nine months ended July 31, 1999 and 1998, respectively. The 1999 revenue increase is due primarily to a $2,034,000 increase in revenues from the sale of real estate offset by a reduction in rental incomes of $487,000. The decrease in rental income is due primarily to the closing of the Fargo, North Dakota packing plant, as well as the continued consolidation of other stockyards related tenants. The changes in percentages in the year to year comparisons are due primarily to the significant increase in real estate sales for fiscal 1999.

     Real estate revenues for the three months ended July 31, 1999 of $821,000 accounted for 100.0% of the third quarter revenues as compared to real estate revenues of $1,268,000 or 100.0% for the same period in 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (28.2% and 27.3%), ground lease income (19.7% and 18.2%), volume based rental income (0.0% and 2.4%) and sale of real estate and other income (52.1% and 52.1%) for the three months ended July 31, 1999 and 1998, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 1999.

Real Estate Expenses

     Real estate expenses for the nine months ended July 31, 1999 of $2,345,000 increased by $1,103,000 (88.8%) from $1,242,000 for the same period in 1998. Real estate expenses were comprised of labor, operating and maintenance (14.0% and 52.2%), depreciation and amortization (5.4% and
13.2%), taxes other than income taxes (6.0% and 12.2%), cost of real estate sold (72.1% and 17.0%) and general and administrative expenses (2.5% and 5.4%) for the nine months ended July 31, 1999 and 1998, respectively. The 1999 increase in real estate expenses is due primarily to the $1,480,000 increase in cost of real estate sales. The percentage variations in year to year comparison is also due primarily to the decrease in the cost of real estate sold for fiscal 1999.

     Real estate expenses for the three months ended July 31, 1999 of $420,000 decreased by $65,000 (13.4%) from $485,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (29.1% and 43.1%), depreciation and amortization (7.0% and 10.9%), taxes other than income taxes (11.1% and 10.4%), cost of real estate sold (47.8% and 31.1%) and general and administrative expenses (5.0% and 4.5%) for the three months ended July 31, 1999 and 1998, respectively. The percentage variations in year to year comparisons are also due to the increase in the cost of real estate sold for fiscal 1999.


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

     As of October 31, 1998 the valuation allowance of $3,400,000 represented a 70% reduction in the carrying value of the Company s art inventory which management believes approximates its net realizable value. Accordingly, the Company will, on a prospective basis, use the adjusted carrying value for the cost of sales, thereby, reducing the valuation reserve (proportionately) as the inventory is sold. This policy resulted in a first half reduction in the valuation allowance of $621,000 on sales of art with an historic cost of $840,000.


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


Art Revenues

     Art revenues for the nine months ended July 31, 1999 of $186,000 decreased $20,000 from $206,000 for the same period in 1998. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the nine month periods ended July 31, 1999 and 1998, respectively. The Company s art inventory was reduced through sales by $840,000 in the first half of fiscal 1999.


     There were no art revenues for the three month periods ended July 31, 1999 and 1998.


Art Expenses

     Art expenses for the nine months ended July 31, 1999 of $251,000 decreased by $160,000 from $411,000 for the same period in 1998. Art expenses (net of a valuation allowance of $621,000 in fiscal 1999 and $380,000 in fiscal 1998) consisted of the cost of art sold (96.2% and 96.3%) and selling, general and administrative expenses (3.8% and 3.9%) for the nine month periods ended July 31, 1999 and 1998, respectively. It is the Company s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

     Art expenses for the three months ended July 31, 1999 of $11,000 increased by $1,000 from $10,000 for the same period in 1998. Art expenses consisted of the cost of art sold (93.4% and 00.0%) and selling, general and administrative expenses (6.6% and 100.0%) for the three month periods ended July 31, 1999 and 1998, respectively.

General and Administrative

     General and administrative expenses for the nine months ended July 31, 1999 of $760,000 decreased $86,000 (10.2%) from $846,000 for the same period in 1998. The major components of general and administrative expenses are officers salaries (42.6% and 38.2%) rent (4.0% and 8.7%), legal and professional fees (7.1% and 8.5%), insurance (11.8% and 12.2%), and office salaries (11.0% and 9.9%) for the nine month periods ended July 31, 1999 and 1998, respectively. The percentage changes in the year to year comparisons are due primarily to the aggregate decrease in general and administrative expenses in fiscal 1998.

     General and administrative expenses for the three months ended July 31, 1999 of $244,000 decreased $39,000 (13.8%) from $283,000 for the same period in 1999. The major components of general and administrative expenses are officers salaries (42.9% and 38.1%), rent (0.1% and 9.0%), legal and professional fees (7.1% and 8.5%), insurance (12.0% and 12.2%) and office salaries (11.2% and 9.9%) for the three month periods ended July 31, 1999 and 1998, respectively. The decrease in rent expense is due to the Company relocating its New York office space in a deal that provided for a period of eight months free rent.



Interest and Other Income

     Interest and other income for the nine months ended July 31, 1999 increased to $11,000 from $1,000 for the same period in 1998. Interest and other income for the three months ended July 31, 1999 of $1,000 increased $1,000 from zero for the same period in 1998. Interest and other income is comprised primarily of interest income.





Interest Expense

     Interest expense for the nine months ended July 31, 1999 decreased 37.4% to $386,000 as compared to $617,000 for the same period in 1998. The 1999 decrease is due primarily to a reduction in aggregate debt outstanding at July 31, 1999 as compared to the same period in 1998. For the most part interest rates on Canal s debt have remained unchanged for the past 12 months.

     Interest expense for the three months ended July 31, 1999 decreased 61.7% to $74,000 as compared to $194,000 for the same period in 1998. The 1999 decrease is due primarily to the decrease in aggregate debt outstanding.

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




Date: September 10, 1999