Form 10-K
period 1999-10-31
CANAL CAPITAL CORP
filed 2000-01-27
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


             X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 1999

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2000, was approximately $166,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2000 was 4,326,929.




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                   INDEX


Description                                                        Page

                                   PART I

ITEM      1.  Business............................................  1

ITEM      2   Properties..........................................  8

ITEM      3.  Legal Proceedings...................................  9

ITEM      4.  Submission of Matters to a Vote of Stockholders..... 10


                                  PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters................................. 11

ITEM      6.  Selected Financial Data............................. 12

ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations and Financial Condition....... 14

ITEM      8.  Financial Statements and Supplementary Data......... 22

ITEM      9.  Disagreements on Accounting and Financial
              Disclosure.......................................... 22


                                  PART III

ITEM     10.  Directors and Executive Officers of the Registrant.. 23

ITEM     11.  Executive Compensation.............................. 24

ITEM     12.  Security Ownership of Certain Beneficial Owners
              and Management...................................... 27

ITEM     13.  Certain Relationships and Related Transactions...... 29

                                  PART IV

ITEM     14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K................................. 30




                                     i




                                   PART I


Item 1.  Business


A.   General



     The  Registrant, Canal Capital Corporation ("Canal" or the "Company"),
incorporated   in  the  state  of  Delaware  in  1964,  commenced  business operations through a predecessor in 1936.

     Canal is engaged in three distinct businesses -- the management and further development of its agribusiness related real estate properties, stockyard operations and art operations.

     Real Estate Operations - Canal's real estate properties located in six Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (three of which are once again operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income f r om land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Canal has continued its program of development or sale of what was excess stockyard property. See "Real Estate Operations".

     Stockyard Operations - As a result of an August 1, 1999 asset purchase agreement, Canal now operates three central public stockyards located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota (collectively the Stockyards ). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and f u lfilling the economic functions of assembly, grading, and price discovery. The Company s principal stockyard revenues are derived from a per head charge ( yardage charge ) imposed on all livestock and the sale of feed and bedding. See Stockyard Operations .

     Art Operations - Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. See "Art Operations".


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



C.   Real Estate Operations

     General

     Real estate operations, which relate primarily to Canal's current and former agribusiness operations, resulted in operating income of $3.0 million, while contributing $6.4 million to Canal's revenues for fiscal 1999. Canal is involved in the management, development or sale of its agribusiness related real estate properties at its current and former stockyard locations.

     During fiscal 1999, Canal sold approximately 51 acres of land for $4.8 million generating operating income of $2.4 million. Included in the 1999 sales was a 31 acre parcel of land located in South St. Paul, Minnesota (covered by the Master Lease) which was sold to the stockyard operator and a 7 acre parcel of land also located in South St. Paul (which was formerly leased as a commercial truck stop) to a national truck retailer.

     During fiscal 1999, Canal continued to encounter difficulties in increasing the occupancy rate in its St. Paul, Minnesota Exchange Building. Despite our efforts, the occupancy of this building continues to hover at the 50% rate. We will continue to aggressively pursue replacement tenants for this building in fiscal 2000.



     As of October 31, 1999, there are approximately 250 acres of undeveloped land owned by Canal adjacent to its current and former stockyards. During the second half of fiscal 1999 Canal changed building managers for this property and has made a number of improvements to the building which management believes will make it more competitive in its market. Canal is continuing the program, which it started several years ago, to develop or sell this property.



     Former Agribusiness Operations

     In connection with the 1989 sale of its stockyard operations, Canal entered into a master lease (the Lease ) with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyard operations. The Lease was a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards. As discussed below, all the obligations of the lessor and the meat packing companies under the Lease terminated as of October 31, 1999.

     In September, 1998 Canal sold a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the 17 acres of land leased to the stockyards operator. As part of this transaction, Canal received the stockyards rental payments under the Lease through October 31, 1999 at which time the operator moved the stockyards to a new location. In April 1999, Canal sold to the stockyard operator the 31 acres located in South St. Paul, Minnesota which was subject to the Lease. Finally, in August 1999 Canal bought the operating assets of the remaining three stockyards subject to the Lease from the operator. The August 1999 transaction released the operator from any further obligations under the Lease.

     As discussed above, as part of the 1989 agreement Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. In March 1999 Canal entered into a Settlement Agreement and Mutual Release (the Settlement ) with Federal Beef Processors, Inc. ( Federal ) the operator of the meat packing plant in Fargo, North Dakota. Under the terms of the Settlement the packing plant lease was terminated, all litigation between the parties was dismissed with prejudice and fee title to the improvements on the leased property reverted to Canal. For further information about this lease and associated litigation (see - Item 3 Legal Proceedings and Note
17). The March 1999 Settlement terminated all remaining rights Canal had to receive volume based rental income under the Lease.


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



D.   Stockyard Operations

     General

     On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services - See Former Agribusiness Operations ) located in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

     Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The livestock handled by the Company s stockyards include cattle, hogs, and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company s stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

     Actual marketing transactions at a stockyard are managed for livestock producers by market agencies and independent commission sales people to which the livestock are consigned for sale. These market agencies (some of which are owned and operated by the Company) and independent sales people receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid within twenty-four hours of the sale. Yardage fees vary depending upon the type of animal, the extent of services provided by the stockyard, and local competition. Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled. In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the market agencies and independent commission sales people which operate at the stockyards. S t o c kyard operations are seasonal, with greater volume generally experienced during the first and fourth quarters of each fiscal year, during which periods livestock is generally brought to market.

     As discussed above, virtually all of the volume at Canal s Sioux City and Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph stockyard has solicitation operations of its own which accounts for approximately half of its livestock volume annually.

     Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2000 and develop similar operations at its Sioux City stockyards which has experienced severe reductions in volume in recent years. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.



E.   Art Operations

     General

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $308,000 at October 31, 1999. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various



c o n s ignment agreements and at public auctions. Antiquities and contemporary art represented 44% ($542,758) and 56% ($692,149) and 49% ($713,862) and 51% ($735,263) of total art inventory at October 31, 1999 and 1998, respectively.

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

     Art operations resulted in an operating loss of approximately $76,000 while contributing approximately $186,000 to Canal's revenues for fiscal 1999.


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


F.   Investments Available for Sale

      Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal s officers and directors also serve as officer and/or directors of this company. This investment (in which Canal s ownership interest is approximately 2%) is carried at market value and any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.



G.   Employees

     At December 31, 1999, Canal had 94 employees.


































ITEM 2.  Properties

     Canal's real estate properties located in six Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation (three of which are once again operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 1999 include:


                                                         Leased    Held for
                   Year    Total    Exchange   Stkyds   to Third   Develop-
    Location      Acquired  Site(2)   Bldgs.     Opertns(1)  Parties   ment
(3)
St. Joseph, MO    1942     137        2           37        0        98
West Fargo, ND    1937      81        2            0        0        79
S. St. Paul, MN   1937      80        5            0       13        62
Sioux City, IA    1937      53        2           24       17        10
Omaha, NE         1976      11        0            0       11         0
Sioux Falls, SD   1937      33        0           31        1         1


    Total                  395       11           92       42       250



The following schedule shows the average occupancy rate and average rental rate at each of Canal's four Exchange Buildings:


                                1999                        1998
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN            50%      $12.29            50%       $12.29
Sioux City, IA(6)          N/A      $ N/A             N/A         N/A


NOTES
(1) As a result of an August 1, 1999 asset purchase agreement, Canal now operates three central public stockyards.
(2)  For information with respect to mortgages and pledges see Note 7.
(3)  For information related to this see Note 2(c).
(4)  Canal has closed this building and is offering it for sale.
(5)  Per square foot.
(6)  Building closed in fiscal 1998 due to fire damage.



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


     Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in U.S. District Court in Minnesota on September 23, 1997, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly Pine Valley Meats, Inc. and referred to herein as Pine Valley ) to recover unpaid livestock fees and charges (estimated to be as much as $1,000,000) due from Pine Valley under a 1936 Agreement between the predecessors of Pine Valley and Canal. Upon Pine Valley s motion, the Court entered an order dated February 23, 1998 granting summary judgment and dismissing Canal s complaint. Canal appealed the dismissal to the U.S. District Court of Appeals for the Eighth Circuit, which reversed the dismissal and reinstated Canal s complaint.

     On April 9, 1999, Pine Valley served an answer and counterclaim in which it denied any liability for livestock fees and alleged that the 1936 Agreement violates Section 1 of the Sherman Antitrust Act and the Minnesota Antitrust Law. Pine Valley alleges any livestock fee obligation under the 1936 Agreement constitutes an illegal tying arrangement whereby Canal s predecessor attempted to tie the purchase of land for the operation of the meat packing plant to the purchase of cattle at the stockyards by assessing yardage fees on all cattle purchased for slaughter at the packing plant even if the stockyards provides no services with respect to the cattle. Pine Valley seeks as relief a declaratory judgment that the 1936 Agreement is unenforceable, an injunction preventing Canal from enforcing the fee provisions of the 1936 Agreement, and treble damages for the alleged violation by Canal and its predecessor of the federal and state antitrust laws, together with attorneys fees. Pine Valley has not specified a dollar amount of the alleged antitrust damages which it has stated is the amount paid by Pine Valley in livestock fees.

     The case is still in the discovery state and we are not in a position to express any opinion as to the ultimate outcome of the matter.








     Federal Beef Processors, Inc. v. Union Stockyards Company of Fargo

     Federal Beef Processors, Inc. ( Federal Beef ) operated a meat packing plant on leased premises owned by United Stockyards Company of Fargo ( Union ), a wholly-owned subsidiary of Canal Capital Corporation, located in Fargo, North Dakota. A lawsuit was brought in 1995 by Federal Beef for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for livestock pens used by Federal Beef under a yardage agreement with Union. That lawsuit was settled in April of 1999. Under the terms of the settlement agreement, the lease relating to the packing plant was terminated; Federal Beef vacated the premises; Federal Beef was required to remove all fixtures, equipment and personal property situated on the premises by July 31, 1999 and Union agreed to reimburse Federal for 50 percent of expenses relating to the premises for the period March through July 1999, up to a maximum of $15,000.




ITEM 4.  Submission of Matters to a Vote of Shareholders

     None.
























                                  PART II



ITEM 5.  Market for the Registrant's Common Stock and Related
         Stock Matters



Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 1999 as reported on the "pink sheets" were:




                                   Fiscal 1999           Fiscal 1998
Quarter Ended                   High       Low         High        Low


October 31 .................   $  1/4 --  $ 1/8      $  1/4  --  $ 3/16
July 31 ....................      1/4 --    1/8         1/4  --    3/16
April 30 ...................      1/4 --    1/8         1/4  --    3/16
January 31 .................      1/4 --    1/8         1/4  --    3/16





     There were no cash dividends paid during fiscal 1999 or 1998. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 20, 2000, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.


















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



                 (000'S OMITTED, EXCEPT PER SHARE DATA)
 YEARS ENDED OCTOBER 31, 1999      1998      1997      1996    1995

OPERATING DATA:
  REVENUES FROM
CONTINUING OPERATIONS $7,584(1) $4,457(2) $5,311(3) $9,049(4) $4,854(5)

NET (LOSS) INCOME     $1,285   ($1,413)  ($1,001)   $  842(6) $(1,518)(7)

(LOSS) INCOME PER SHARE:
BASIC                  $0.24    ($0.37)  ($0.27)     $ 0.16     $(0.40)
DILUTED                $0.24    ($0.37)  ($0.27)     $ 0.16     $(0.40)

CASH DIVIDENDS PAID    $0.00     $0.00   $ 0.00      $0.00      $0.00


WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC              4,327     4,327     4,327     4,327      4,352
  - DILUTED(9)         4,327     4,327     5,327     5,327      5,352

 AT OCTOBER 31,           1999     1998     1997     1996     1995
BALANCE SHEET DATA:
  CURRENT ASSETS        $1,661   $1,197   $2,151   $2,015   $1,443
  PROPERTY ON OPERATING
      LEASES, NET        4,336    5,861    5,323    7,106    8,385
  ART INVENTORY
     NON-CURRENT           735      949    2,311    3,089    4,901
  OTHER ASSETS           1,202    1,500    3,175    3,279    3,474


TOTAL ASSETS           $ 7,934  $ 9,507  $12,960  $15,489  $18,203


  CURRENT LIABILITIES   $1,965   $2,186   $2,068  $ 3,426  $ 2,710
  LONG-TERM DEBT         2,612    5,167    6,050    6,980   11,379
  STOCKHOLDERS' EQUITY   3,357    2,154    4,842    5,083    4,114

TOTAL LIAB. &
  STOCKHOLDERS'EQUITY  $ 7,934  $ 9,507  $12,960  $15,489  $18,203

COMMON SHARES OUTSTANDING
  AT YEAR-END            4,327    4,327    4,327    4,327    4,327


ITEM 6.  Selected Financial Data (continued..)


NOTES:


(1) The revenue increase was due primarily to a $3.4 million increase in sales of real estate coupled with the $1 million of revenue from the new stockyard operations.

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

(8) For discussion of material uncertainties and commitments, see Notes 12 and 17 to the Consolidated Financial Statement.

(9) Weighted average number of diluted shares have been calculated to give effect to certain convertible notes issued in March 1994.






ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - General

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized net income of $1.3 million for 1999 as compared to the 1998 net loss of $1.4 million and the 1997 net loss of $1.0 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 1999, 1998 and 1997) of $235,000 in 1999, $200,000 in 1998 and $182,000 in 1997, the results attributable to common stockholders were net income of $1.0 million in 1999, a net loss of $1.6 in 1998 and a net loss of $1.2 million in 1997. Canal s 1999 net income of $1.3 million is due primarily to a $1.9 million increase in its gain on sales of real estate (due to a $3.4 million increase in real estate sales) in the current year. This was offset to a certain extent by a $0.8 million decrease in Canal s real estate operations rental income, which was the result of Canal s sale of certain income producing property including the Omaha, Nebraska property in September 1998 and the 31 acres leased for stockyard operations located in South St. Paul, Minnesota in April 1999. Canal s 1998 net loss of $1.4 million was due primarily to a $1.2 million loss on its art operations and a $0.3 million reduction in its gain on sales of real estate in fiscal 1998. These were offset by moderate decreases in both interest and general and administrative expenses.

     Canal's revenues from continuing operations consist of revenues from its real estate operations, stockyard operations (fiscal 1999 only) and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues in 1999 increased by $3.1 million to $7.6 million as compared with 1998 revenues which had decreased by $0.8 million to $4.5 million from 1997 revenues of $5.3 million. As discussed above, the 1999 increase is due primarily to the $3.4 million increase in sales of real estate; the inclusion (fiscal 1999 only) of revenues from Canal s newly acquired stockyard operations of $1.0 million, which were offset by a $0.8
million decrease in rental income from real estate  operations.   The 1998
decrease is due primarily to a $1.1 million decrease in sales of real estate offset by a gain on insurance proceeds of $0.4 million related to a fire in Sioux City, Iowa.

Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. The notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal s ability to pay cash dividends or repurchase stock; require principal prepayments to be made only out of the proceeds from the sale of certain assets, and require the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At October 31, 1998 the Company was in technical default of this mortgage note agreement as it relates to minimum net worth. The Company received a waiver of this default from the noteholders.

     On July 29, the above notes were amended to extend the maturity date to May 15, 2003; to fix the interest rate at 10% per annum; to agree that the additional due to the holders of the notes shall become current and be treated as principal due under the notes; and to have certain of the holders loan the Company $525,000 in additional financing, the proceeds of which was used to repay in full certain of the holders of the notes. As a result, the notes are now held in total by the Company s Chief Executive Officer and members of his family. As of October 31, 1999, the balance due under these notes was $833,000, all of which is classified as long-term debt-related party.

     On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company s outstanding non related party long-term debt.

      Cash and cash equivalents of $416,000 at October 31, 1999 increased $382,000 or 1,124% from $34,000 at October 31, 1998. Net cash used by operations in fiscal 1999 was $2.1 million. Substantially all of the 1999 net proceeds from the sale of real estate of $4.8 million and the proceeds from the sale of art of $0.2 million less the cash used in operations was used to reduce outstanding debt and accrued expenses.

     During 1999 Canal reduced its variable rate mortgage notes by $2.0 million and other long-term debt by $0.6 million for a net 1999 debt reduction of $2.6 million.

     At October 31, 1999 the Company s current liabilities exceed current assets by $0.3 million (which was a decrease of $0.7 million) as compared to October 31, 1998 when the Company's current liabilities exceeded current assets by $1.0 million, which represented an increase of $1.1 million from 1997. The 1999 improvement in the Company s liquidity is due primarily to strong real estate sales experienced during the year. The proceeds from these sales not only allowed Canal to significantly pay down its long-term debt, but also provided the Company with the ability to increase its cash position by $0.4 million while reducing its current liabilities by $0.2 million. The only required principal repayments under Canal's debt agreements for fiscal 2000 (after giving consideration to the January 10, 2000 refinancing - see Note 6) will be from the proceeds (if any) of the sale of certain assets.

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


1999 COMPARED TO 1998


Real Estate Revenues

     Real estate revenues for 1999 of $6.4 million accounted for 84.9% of the 1999 revenues as compared to revenues of $4.2 million or 95.1% for 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (15.8% and 32.5%), Ground lease income (9.2% and 21.8%), volume based rental income (0.3% and 3.0%) and sale of real estate and other income (74.7% and 42.7%) for 1999 and 1998, respectively. The 1999 increase is due primarily to the $3.4 million increase in sales of real estate, offset by the combined $0.8 million decrease in rental ($0.4) ground lease ($0.3) and volume based ($0.1) income. The decrease in rental income of $0.4 million is due primarily to Canal s September 1998 sale of its Omaha, Nebraska property. The decrease in ground lease income of $0.3 million is due to the April 1999 sale of the South St. Paul, Minnesota stockyard property combined with Canal s August 1, 1999 purchase of the stockyard assets in Sioux City, Iowa; St. Joseph, Missouri and Sioux Falls, South Dakota, thereby terminating the ground lease. The decrease in volume based rental income of $0.1 million is due to the permanent closing of this plant by its operator in January, 1999. The percentage variations in the year to year comparisons are due to the significant increase in real estate sales for fiscal 1999.


Real Estate Expenses

     Real estate expenses for 1999 of $3.5 million increased by $1.0 million (41.7%) from $2.5 million in 1998. Real estate expenses are comprised of labor, operating and maintenance (14.3% and 36.2%), depreciation and amortization (4.4% and 8.8%), taxes other than income taxes (9.0% and 9.9%), cost of real estate sold (69.9% and 41.5%),and general and administrative and other expenses (2.4% and 3.6%) for 1999 and 1998, respectively. The 1999 increase in real estate expenses is due primarily to the $1.4 million increase in cost of real estate sold offset by the combined $0.4 million decrease in other real estate expenses which resulted primarily from Canal s September 1999 sale of the Omaha, Nebraska property. The percentage variations in year to year comparisons is due primarily to the increase in the cost of real estate sold for fiscal 1999.



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

     Canal has its art inventory appraised by independent appraisers annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on the Company s history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 1999 Canal applied against sales $621,300 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,778,700 as of October 31, 1999 as compared to $3,400,000 and $2,850,000 at October 31, 1998 and 1997, respectively.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of real estate, sales of investments available for sale, raising of new capital and further restructuring of debt. Some of these measures were successfully implemented in fiscal 1999.


Art Revenues

     Art revenues for 1999 of $186,000 decreased $35,000 or 15.6% from $221,000 in 1998. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for 1999 and 1998, respectively. The Company's art inventory was reduced through sales by $0.8 million and $0.4 in fiscal years 1999 and 1998, respectively.


Art Expenses

     Art expenses for 1999 of $0.3 million decreased by $1.1 million (81.3%) from $1.4 million in 1998. Art expenses (excluding valuation allowances) consisted of the cost of art sold (95.1% and 95.3%) and selling, general and administrative expenses (4.9% and 4.7%) for 1999 and 1998, respectively. Included in art expenses is a $0.6 million reduction and a $0.6 million increase in the valuation allowance against the Company's art inventory (see Note 9 to the Consolidated Financial Statements) for fiscal years 1999 and 1998, respectively.



General and Administrative

     General and administrative expenses for 1999 of $1.3 million increased $0.1 million (5.3%) from $1.2 million in 1998. The major components of general and administrative expenses are officers salaries (33.6% and 35.4%), rent (8.2% and 7.8%), legal and professional fees (3.4% and 9.9%), insurance (10.6% and 12.9%) and office salaries (8.7% and 9.2%) for 1999 and 1998, respectively. The percentage increase in legal and professional fees is due to a sharp increase in legal fees associated with the Pine Valley lawsuit. The percentage increase in rent reflects the increase in rent expense for Canal s New York office space. The percentage decreases in officers salaries, insurance and office salaries is a result of the aggregate increase in total general and administrative expenses for fiscal 1999.



Interest and Other Income

     Interest and other income of $150,000 for 1999 increased $2,000 (1.8%) from $148,000 in fiscal 1998. Interest and other income amounts are comprised primarily of dividend and interest income.



Interest Expense

     Interest expense for 1999 of $0.5 million decreased by $0.3 million (41.7%) from $0.8 million in 1998. The 1999 decrease is due primarily to the aggregate reduction in the outstanding debt. Interest rates on Canal's variable rate mortgage notes averaged 11.00% in 1999 as compared to an average of 12.00% in both 1998 and 1997. At October 31, 1999 the outstanding balance of these notes was $833,000.



Other Expense

     Other expense of $139,000 for 1999 was unchanged from fiscal 1998.




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


Real Estate Expenses

     Real estate expenses for 1998 of $2.5 million decreased by $0.9 million (25.8%) from $3.3 million in 1997. Real estate expenses are comprised of labor, operating and maintenance (36.2% and 25.2%), depreciation and amortization (8.8% and 10.4%), taxes other than income taxes (9.9% and
7.8%), cost of real estate sold (41.5% and 27.1%),and general and administrative and other expenses (3.6% and 29.5%) for 1998 and 1997, respectively. The 1998 decrease in real estate expenses is due primarily to the $0.9 million write down in value in 1997 of the Omaha property. The decrease in general and administrative and other expenses also reflects the elimination of the 1997 $0.9 million write down in value of the Omaha property. The percentage variations in year to year comparisons is due to the decrease in the cost of real estate sold for fiscal 1998.


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

     Canal has its art inventory appraised by independent appraisers annually. The 1998 appraisal covered approximately 50% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 50% of the inventory was estimated by management based in part on the Company s history of losses sustained on art sales in the current and previous years
and in part on the results of the independent appraisals done.    In fiscal
1998 Canal recognized an additional $550,000 valuation allowance against its art inventory, thereby, increasing the total valuation allowance to $3,400,000 as of October 31, 1998 as compared to $2,850,000 and $2,500,000 at October 31, 1997 and 1996, respectively.

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


Art Expenses

     Art expenses for 1998 of $1.4 million increased by $0.6 million (69.9%) from $0.8 million in 1997. Art expenses (excluding valuation allowances)


consisted of the cost of art sold (95.3% and 90.7%) and selling, general and administrative expenses (4.7% and 9.3%) for 1998 and 1997, respectively. Included in art expenses is a $0.6 million and a $0.4 million valuation allowance against the Company's art inventory (see Note 9 to the Consolidated Financial Statements) for fiscal years 1998 and 1997, respectively.


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


Interest and Other Income

     Interest and other income of $148,000 for 1998 decreased $89,000 (37.5%) from $236,000 in fiscal 1997. Interest and other income amounts are comprised primarily of dividend and interest income.


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


ITEM 9.  Disagreements on Accounting and Financial Disclosure

     None.


                                  PART III



ITEM 10.  Directors and Executive Officers of the Registrant

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 1999 the Board of Directors held one meeting, and the Executive Committee held four meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

     Asher B. Edelman, age 60, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint") since March 1985 and has been
Datapoint s Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

     Michael E. Schultz, age 63, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

     Gerald N. Agranoff, age 53, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Datapoint and has been a Director of Datapoint since 1991.
Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

     Reginald Schauder, age 50, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.



     There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.


ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 1999 exceeded $100,000.

             SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary

Michael E. Schultz                 1999                $ 165,000
President and Chief                1998                $ 165,000
  Executive Officer                1997                $ 165,000

Asher B. Edelman                   1999                $ 165,000
Chairman of the Board              1998                $ 165,000
  and Executive Committee          1997                $ 165,000

Reginald Schauder                  1999                $ 101,200
Vice President, Chief              1998                $ 101,200
  Financial Officer                1997                $ 101,200
  Treasurer and Secretary

     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $53,000, $42,000 and $52,000 for fiscal years 1999, 1998 and 1997, respectively.


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


     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 1999. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.



                     Aggregate Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Value

                        Number of Securities         Value of Unexercised
                        Underlying Unexercised       In-the-Money Options
Name                    Options at Fiscal Year End   At  Fiscal  Year End

Michael E. Schultz               255,500*                $   -0-

Asher B. Edelman                  20,000*                $   -0-

Reginald Schauder                 15,500*                $   -0-


* All options were exercisable at October 31, 1999.


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



     Options granted under the 1985 Plan are non-qualified stock options and have an exercise price equal to 100% of fair market value of the shares on the date of grant. The options may be exercised no earlier than one year from the date of grant and no later than ten years after the date of grant. Under the 1985 Plan, options covering 22,000 shares are automatically granted to each new director upon the effective date of his election to office and options covering 5,500 shares are automatically granted to each new member of the Executive Committee upon the effective date of his appointment to office. In addition, the 1985 Plan was amended on December 18, 1991 to provide an automatic grant of options covering 25,000 shares to each current and new director who is not an employee of the Company including Mr. Agranoff. The 1985 Plan is administered by the Board of Directors of the Company.

     During the 1999 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 1999, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.


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






ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2000 were:


                      SECURITIES BENEFICIALLY OWNED


                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   2,477,015 (c)             56.98

Michael E. Schultz                   314,335 (c)              6.86

William G. Walters                   234,440 (b)              5.42


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


















SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 2000, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Gerald Agranoff                       25,000 (b)              0.57

Asher B. Edelman                   2,477,015 (c)(d)          56.98

Reginald Schauder                     15,600 (e)              0.36

Michael E. Schultz                   314,335 (f)(g)           6.86

All Directors and Officers
  as a group (4 persons)           2,831,950                 60.99



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

     (c) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ( Edelman Family Partnership ), of which Mr. Edelman is the general partner, 411,750 shares of common stock owned by the Edelman Value Fund Ltd. (the Fund ) of which Mr. Edelman is the investment manager, 38,830 shares of common stock owned by Edelman Value Partners, L.P. ( Value Partners ), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ( Canal Retirement
Plan ), of which


Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund s securities. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 137,750 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 232,500 shares of common stock owned by Mr. Edelman s mother, 39,865 shares of common stock owned by Mr. Edelman's former wife and 29,510 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 100 shares owned directly and 15,500 shares subject to options which are presently exercisable.

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


     (a) 2.    Schedules and Supplementary Note

               None


     (a) 3.    Exhibits

               See accompanying index to exhibits.


     (b)       Reports on Form 8-K

               During the quarter ended October 31, 1999 the Company filed no reports on Form 8-K.


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January, 2000.


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


      Signature                      Title                    Date


                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)  January 26, 2000

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)        January 26, 2000


/S/ Asher B. Edelman            Chairman of the Board
Asher B. Edelman                  and Director             January 26, 2000



/S/ Gerald N. Agranoff
Gerald N. Agranoff                    Director            January 26, 2000








                     FORM 10-K -- ITEM 14(a)(1) and (2)
                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                  INDEX TO
                   CONSOLIDATED FINANCIAL STATEMENTS

   The following documents are filed as part of this report:


(a) 1.   Financial Statements --


         Independent Accountants Report..........................  F-2


         Consolidated Balance Sheets October 31, 1999 and 1998...  F-3


         Consolidated Statements of Operations and Comprehensive
            Income for the years ended October 31, 1999, 1998
            and 1997.............................................  F-5


         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 1999, 1998
            and 1997.............................................  F-7


         Consolidated Statements of Cash Flows for the
            years ended October 31, 1999, 1998 and 1997..........  F-8


         Notes to Consolidated Financial Statements..............  F-9



















                       INDEPENDENT ACCOUNTANTS REPORT



To the Stockholders of Canal Capital Corporation:


     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of operations & comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 17 to the financial statements, the Company has suffered recurring losses from operations in seven of the last ten years and is involved in various litigations. All of these matters raise substantial doubt about the company s ability to continue as a going concern. Management's plans in
regard to these matters are also described in Notes 1 and  17.   The
accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





                                   /S/ Todman & Co., CPA s,P.C.
New York, N.Y.                     TODMAN & CO., CPAs, P.C.
January 13, 2000                   Certified Public Accountants (N.Y.)






                CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1999 AND 1998



                                         1999             1998
                          ASSETS

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS             $416,191         $ 33,538
 NOTES AND ACCOUNTS RECEIVABLE, NET     321,065          211,070
 ART INVENTORY, NET OF A
   VALUATION ALLOWANCE
   OF $ 1,500,000 AT BOTH OCTOBER 31,
   1999 AND 1998                        500,000          500,000
 STOCKYARDS INVENTORY                    13,189                0
 INVESTMENTS                            191,833          278,175
 PREPAID EXPENSES                       218,645          173,938

  TOTAL CURRENT ASSETS                1,660,923        1,196,721


NON-CURRENT ASSETS:
 PROPERTY ON OPERATING LEASES, NET OF
  ACCUMULATED DEPRECIATION OF $ 1,307,638
  AND $ 1,671,222 FOR 1999 AND 1998,
  RESPECTIVELY                        3,088,550        5,861,064


 PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
  ACCUMULATED DEPRECIATION OF $ 2,500
  AND $ ZERO  FOR 1999 AND 1998,
  RESPECTIVELY                        1,247,500                0


 ART INVENTORY NON-CURRENT, NET OF A
  VALUATION ALLOWANCE OF $ 1,278,700
  AND $1,900,000 AT OCTOBER 31, 1999 AND
  1998, RESPECTIVELY                    734,907          949,125


OTHER ASSETS:
 PROPERTY HELD FOR
  DEVELOPMENT OR RESALE                 977,695        1,318,095
 DEFERRED LEASING AND FINANCING COSTS    16,337           12,866
 DEPOSITS AND OTHER                     207,973          169,578

                                      1,202,005        1,500,539

                                    $ 7,933,885      $ 9,507,449
                                   ============      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS
                         OCTOBER 31, 1999 AND 1998

                                          1999             1998

                 LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 CURRENT PORTION OF LONG-TERM DEBT     $   75,000       $  110,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES  1,879,611        2,061,210
 INCOME TAXES PAYABLE                      10,108           14,314

  TOTAL CURRENT LIABILITIES             1,964,719        2,185,524

LONG-TERM DEBT, LESS CURRENT PORTION    1,778,710        2,321,433
LONG-TERM DEBT, RELATED PARTY             833,000        2,846,000

                                        2,611,710        5,167,433

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $0.01 PAR VALUE:
  5,000,000 SHARES AUTHORIZED; 3,879,258 AND
  3,411,681 SHARES ISSUED AND OUTSTANDING AT
  OCTOBER 31, 1999 AND 1998, RESPECTIVELY AND
  AGGREGATE LIQUIDATION PREFERENCE OF $10.00
  PER SHARE FOR $ 38,787,560 AND $ 34,116,810
  AT OCTOBER 31, 1999 AND 1998, RESPECTIVELY 38,793        34,117

 COMMON STOCK, $0.01 PAR VALUE:
  10,000,000 SHARES AUTHORIZED; 5,313,794
  SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
  AT OCTOBER 31, 1999 AND 1998, RESPECTIVELY 53,138        53,138

 ADDITIONAL PAID-IN CAPITAL              27,274,159    27,033,046

 ACCUMULATED DEFICIT                    (10,758,188)  (11,808,043)

 986,865 SHARES OF COMMON STOCK
  HELD IN TREASURY, AT COST             (11,003,545)  (11,003,545)

 COMPREHENSIVE INCOME:
  PENSION VALUATION RESERVE              (1,903,176)   (1,896,838)

 UNREALIZED GAIN ON INVESTMENTS
  AVAILABLE FOR SALE                       (343,725)     (257,383)

                                          3,357,456     2,154,492

                                        $ 7,933,885   $ 9,507,449
                                        ============  ===========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     F-4
               CANAL CAPITAL CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                             1999            1998            1997


REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
  SALE OF REAL ESTATE       $4,794,570      $1,434,439      $2,496,943
  RENTAL INCOME              1,014,925       1,376,714       1,591,005
  GROUND LEASE INCOME          592,011         924,000         924,000
  VOLUME BASED RENTAL INCOME    21,645         125,617         110,414
  OTHER INCOME                  16,364         375,000          71,109

                             6,439,515       4,235,770       5,193,471

REAL ESTATE EXPENSES:
 COST OF REAL ESTATE SOLD    2,435,630       1,019,509         896,698
 LABOR, OPERATING
  AND MAINTENANCE              499,143         891,809         833,181
 DEPRECIATION AND AMORTIZATION 153,430         216,572         343,741
 TAXES OTHER THAN INCOME TAXES 313,743         240,415         256,800
 PROVISION FOR LITIGATION
  SETTLEMENT                         0               0         (60,359)
 WRITE DOWN OF REAL
  ESTATE PROPERTY                    0               0         936,689
 GENERAL AND ADMINISTRATIVE     81,051          89,352         104,606

                             3,482,997       2,457,657       3,311,356


INCOME FROM REAL
 ESTATE OPERATIONS           2,956,518       1,778,113       1,882,115


STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
  YARD HANDLING AND AUCTION $  851,014      $        0      $        0
  FEED AND BEDDING INCOME       64,388               0               0
  RENTAL INCOME                    758               0               0
  OTHER INCOME                  41,587               0               0

                               957,747               0               0

STOCKYARD EXPENSES:
 LABOR AND RELATED COSTS       402,658               0               0
 OTHER OPERATING AND
  MAINTENANCE                  197,625               0               0
 FEED AND BEDDING EXPENSE       50,215               0               0
 DEPRECIATION AND AMORTIZATION   2,500               0               0
 TAXES OTHER THAN INCOME TAXES  57,533               0               0
 GENERAL AND ADMINISTRATIVE    106,428               0               0

                               816,959               0               0


INCOME FROM STOCKYARD
 OPERATIONS                    140,788               0               0






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


            CANAL CAPITAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                          Continued ...
                              1999            1998            1997
ART OPERATIONS:
 ART REVENUES:
  SALES                  $  186,400     $   220,800      $  114,350
  OTHER REVENUES                  0               0           2,982

                            186,400         220,800         117,332

ART EXPENSES:
 COST OF ART SOLD           839,986         814,936         432,286
 VALUATION RESERVE         (621,300)        550,000         350,000
 SELLING, GENERAL
  AND ADMINISTRATIVE         43,736          39,920          44,541

                            262,422       1,404,856         826,827

LOSS FROM ART OPERATIONS    (76,022)     (1,184,056)       (709,495)


GENERAL AND ADMINISTRATIVE
 EXPENSE                  (1,283,021)     (1,218,239)     (1,256,854)


INCOME (LOSS) FROM
 OPERATIONS                1,738,263        (624,182)        (84,234)

OTHER INCOME (EXPENSE):
 INTEREST AND OTHER INCOME   150,385         147,744         236,470
 INTEREST EXPENSE           (227,685)       (333,424)       (804,719)
 INTEREST EXPENSE-
  RELATED PARTY             (237,451)       (464,300)       (149,000)
 OTHER EXPENSE              (138,508)       (139,308)       (200,000)

                            (453,259)       (789,288)       (917,249)

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES          1,285,004      (1,413,470)     (1,001,483)

PROVISION FOR INCOME TAXES         0               0               0

NET INCOME (LOSS)          1,285,004      (1,413,470)     (1,001,483)

OTHER COMPREHENSIVE INCOME (LOSS):
 MINIMUM PENSION
  LIABILITY ADJUSTMENT       (6,338)       (411,197)        134,055

 UNREALIZED (LOSS) GAIN ON INVESTMENTS
  AVAILABLE FOR SALE        (86,342)       (873,183)        615,800


COMPREHENSIVE
 INCOME (LOSS)           $1,192,324     $(2,697,850)     $ (251,628)


INCOME (LOSS) PER COMMON SHARE:
  - BASIC                    $ 0.24         $ (0.37)        $ (0.27)
  - DILUTED                  $ 0.24         $ (0.37)        $ (0.27)

WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC                 4,326,929       4,326,929       4,326,929
  - DILUTED               4,326,929       4,326,929       5,326,929


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

              CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED OCTOBER 31, 1999, 1998, AND 1997


                              COMMON STOCK     PREFERRED STOCK
                              NUMBER                NUMBER
                               OF                  OF
                             SHARES   AMOUNT     SHARES       AMOUNT
BALANCE, NOV 1,1996       5,313,794   $53,138    2,703,299    $27,033
 NET INCOME                       0         0            0          0
 PREFERRED STOCK DIVIDEND         0         0      294,601      2,946
 MINIMUM PEN. LIAB. ADJ.          0         0            0          0
                          --------------------   ---------------------

BALANCE, OCT 31,1997      5,313,794   $53,138    2,997,900    $29,979
 NET INCOME                       0         0            0          0



 PREFERRED STOCK DIVIDEND        0         0      413,781      4,138
 MINIMUM PEN. LIAB. ADJ.         0         0            0          0
 UNREALIZED LOSS ON INVEST.      0         0            0          0
                         --------------------   ---------------------

BALANCE, OCT 31,1998     5,313,794   $53,138    3,411,681    $34,117
 NET LOSS                        0         0            0          0
 PREFERRED STOCK DIVIDEND        0         0      467,577      4,676
 MINIMUM PEN. LIAB. ADJ.         0         0            0          0
 UNREALIZED LOSS ON INVEST.      0         0            0          0
                         --------------------   ---------------------

BALANCE, OCT 31,1999     5,313,794   $53,138    3,879,258    $38,793
                         ====================   =====================


                 ADDITIONAL                                 TREASURY
                 PAID-IN      ACCUMULATED  COMPREHENSIVE      STOCK,
                 CAPITAL        DEFICIT    (LOSS)INCOME      AT COST
BAL,NOV 1,1996 $26,636,939    ($9,010,999)   ($1,619,696) ($11,003,545)
 NET INCOME              0     (1,001,483)             0             0
 PREFD STOCK DIV   189,354       (181,853)             0             0
 MIN PEN LIAB ADJ.       0              0        134,055             0
 UNREALIZED GAIN
     ON INVEST.          0              0        615,800             0
             --------------- --------------  ------------   ------------

BAL,OCT 31,1997$26,828,293   ($10,194,335)   ($  869,841) ($11,003,545)
 NET INCOME              0     (1,413,470)             0             0
 PREFD STOCK DIV   206,753       (200,238)             0             0
 MIN PEN LIAB ADJ.       0              0       (411,197)            0
 UNREALIZED LOSS
      ON INVEST.         0              0       (873,183)            0
              -------------- --------------   ------------ ------------

BAL,OCT 31,1998$27,033,046   ($11,808,043)   ($2,154,221) ($11,003,545)
 NET INCOME              0      1,285,004              0             0
 PREFD STOCK DIV   241,113       (235,149)             0             0
 MIN PEN LIAB ADJ.       0              0         (6,338)            0
 UNREALIZED LOSS
     ON INVEST.          0              0        (86,342)            0
              -------------- --------------   ------------ ------------

BAL,OCT 31,1999$27,274,159   ($10,758,188)   ($2,246,901) ($11,003,545)
             =============== ============== ============== =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                  1999            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)         $1,285,004    ($1,413,470)    ($1,001,483)

ADJUSTMENTS TO RECONCILE NET INCOME
     (LOSS) TO NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES:

CREDIT FOR LITIGATION SETTLEMENT     0               0         (60,359)
   DEPRECIATION AND AMORT.     174,127         265,659         419,897
   GAIN  ON SALES OF
     REAL ESTATE            (2,358,940)       (414,930)     (1,600,245)
   VALUATION RESERVE ON
     ART INVENTORY            (621,300)        550,000         350,000

CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS
          RECEIVABLES, NET     (109,995)         60,821          23,311
     ART INVENTORY, NET        (407,082)        811,732         428,231
     PREPAID EXPENSES
          AND OTHER, NET         91,032        (503,286)        826,419
     PAYABLES AND ACCRUED
           EXPENSES, NET       (185,805)        105,566        (892,611)
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES               (2,132,959)       (537,908)     (1,506,840)

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES
     OF REAL ESTATE           4,794,570       1,434,439       2,496,943
  CAPITAL EXPENDITURES         (213,235)        (60,155)        (47,237)
NET CASH PROVIDED BY
     INVESTING ACTIVITIES     4,581,335       1,374,284       2,449,706

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM
     DEBT-RELATED PARTIES       525,000       3,740,000               0
  REPAYMENT OF SHORT-TERM
     BORROWINGS                       0               0        (466,000)
  REPAYMENT OF LONG-TERM
     DEBT OBLIGATIONS        (2,590,723)     (4,571,063)       (929,273)
NET CASH USED BY
     FINANCING ACTIVITIES    (2,065,723)       (831,063)     (1,395,273)

DECREASE IN RESTRICTED CASH AND CASH
  EQUIVALENTS                         0               0         470,000

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                   382,653           5,313          17,593

CASH AND CASH EQUIVALENTS
     AT BEGN OF YEAR             33,538          28,225          10,632

CASH AND CASH EQUIVALENTS
     AT END OF YEAR            $416,191        $ 33,538        $ 28,225
                            ============    ============    ============


NOTE: IN FISCAL 1999, 1998 AND 1997,$ 235,149, $ 200,238 AND $ 181,853,
RESPECTIVELY, OF    PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE
ISSUANCE OF 467,577, 413,781 AND   294,601 , RESPECTIVELY, OF SHARES OF
PREFERRED STOCK.

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

     Canal is engaged in three distinct businesses - the management and further development of its agribusiness related real estate properties located in the midwest, stockyard operations and art operations, consisting mainly of the acquisition of art for resale.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Notes 1 and 17). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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







                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ( the Company ). All material intercompany balances and transactions have been eliminated in consolidation.

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

        Investments in Joint Ventures - Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both October 31, 1999 and 1998, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 1999, 1998 and 1997 were not material to financial statement presentation and were therefore included in other income from real estate operations.

     C) Deferred Leasing and Financing Costs -- Costs incurred in obtaining new leases and long-term financing are deferred and amortized over the terms of the related leases or debt agreements, as applicable.

     D) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

       Property held for Development or Resale -- Property held for development or resale consist of approximately 250 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

     E) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

     F) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 57% and 50% of the inventory value at October 31, 1999 and 1998, respectively. The remaining 43% and 50% at October 31, 1999 and 1998, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

          The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 8). Antiquities and contemporary art represented 44% ($542,758) and 56% ($692,149) and 49% ($713,862) and 51% ($735,263) of
total art inventory at October 31, 1999 and 1998, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

         Stockyard Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     H) Revenue Recognition - Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered. Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Revenues from the sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.

     I) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method in accordance with the FASB Statement No. 109. Deferred income taxes, if any, are provided for temporary differences between financial reporting and taxable basis of assets and liabilities.

     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $20,000, $30,000 and $40,000 and interest payments of $465,000, $798,000 and $954,000 in 1999, 1998 and 1997, respectively.

     K) Comprehensive Income -- Effective for fiscal years beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130 requires that comprehensive income and its components, as defined in the
statement, be reported in a financial statement.   The Company elected
early adoption of SFAS No. 130 as of October 31, 1997. The only adjustments for each classification of the comprehensive income was for minimum pension liability and unrealized (loss) gain on investments available for sale.

     L) Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


fully diluted EPS that is currently required. The new standard requires additional information disclosure, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. The Company adopted SFAS No. 128, for the years ended October 31, 1997 and 1996, respectively.

     M) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.


3.   NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 1999 and 1998 were the current portion of notes receivable in the amount of $158,000 and $15,000, respectively, which were generated by real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $0 for both fiscal 1999 and 1998, respectively.


4.   INVESTMENTS AVAILABLE FOR SALE

     At October 31, the investments available for sale consisted of the following:

     ($ 000's Omitted)                             1999         1998

     Aggregate market value.....................   $ 192        $278
     Aggregate carrying value...................   $ 192        $278


     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes.
It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal s officers and directors also serve as officers and/or directors of this company. This investment (in which Canal s ownership interest is approximately 2%) is carried at market value and any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.

     Canal recognized unrealized losses on investments of $86,000 and $873,000 for the years ended October 31, 1999 and 1998, respectively, which are shown as a separate component of Stockholders Equity.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  STOCKYARD OPERATIONS SALE AND SUBSEQUENT REPURCHASE

     On October 31, 1989 Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyard operations. Canal entered into a master lease (the Lease ) with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyard operations. The Lease was a 10 year lease, renewable at the purchaser s option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards. The income from both the ground lease and the volume based rental leases are included in Canal's operating results as Real Estate operations.

     In September, 1998 Canal sold a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the seventeen acres of land leased to the stockyards operator. As part of this transaction, Canal received the stockyards rental payments under the Lease through October 31, 1999 at which time the operator moved the stockyards to a new location. In April 1999, Canal sold to the stockyard operator the 31 acres located in South St. Paul, Minnesota which was subject to the Lease. Finally, in August 1999 Canal bought the operating assets of the remaining three stockyards subject to the Lease from the operator. The August transaction released the operator from any further obligations under the Lease. The income from the stockyard operations for the period August 1, 1999 through October 31, 1999 are reflected in Canal s income statements as Stockyard Operations.

     As discussed above, as part of the 1989 agreement, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. In March 1999 Canal entered into a Settlement Agreement and Mutual Release (the Settlement ) with Federal Beef Processors, Inc. ( Federal ) the operator of the meat packing plant in Fargo, North Dakota. Under the terms of the Settlement the packing plant lease was terminated, all litigation between the parties was dismissed with prejudice and fee title to the improvements on the leased property reverted to Canal. For further information about this lease and associated litigation (see - Item 3 Legal Proceedings and Note
17). The March 1999 Settlement terminated all remaining rights Canal had to receive volume based rental income under the Lease.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Revenues from the volume based rental agreements for the three years ended October 31, 1999, 1998 and 1997 were $22,000, $126,000 and $110,000, respectively, all of which arose from the Fargo, North Dakota lease.

     Canal commenced stockyard operations August 1, 1999 in Sioux City,
Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.   Stockyards act
much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading and price discovery. The livestock handled by the stockyards include cattle, hogs and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company s stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

     Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory at October 31, 1999 was $13,000.

     Actual marketing transactions at a stockyard are managed for livestock producers by market agencies and independent commission sales people to which the livestock are consigned for sale. These market agencies (some of which are owned and operated by the Company) and independent sales people receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid within twenty-four hours of the sale. Yardage fees vary depending on the type of animal, the extent of services provided by the stockyard, and local competition. Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled. In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the market agencies and independent commission sales people which operate at the stockyards. Stockyard operations are seasonal, with greater volume generally experienced during the first and fourth quarters of each fiscal year, during which periods livestock is generally brought to market.

      As discussed above, virtually all of the volume at Canal s Sioux City and Sioux Falls stockyards is handled through market agencies or independent commission sales people, while the St. Joseph stockyard has solicitation operations of its own which accounts for approximately half of its livestock volume annually.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2000 and develop similar operations at its Sioux City stockyards which has experienced severe reductions in volume in recent years. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including developing solicitation operations of its own; direct public relations advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.



6.  BORROWINGS

     At October 31, 1999, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                        October 31,
($ 000's Omitted)                                    1999         1998

Variable rate mortgage notes
due May 15, 2003 - related party ................   $   833     $     0

Variable rate mortgage notes
due May 15, 2001 - related party ................         0       2,846

11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17.......     1,153        1,210

9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4........       381          393

10 1/2% mortgage note (adjusted periodically to
  prime plus 1 3/4%); original principal amount
  $556 due January 15, 2013; payable in monthly
  installments (including interest) of $6........         0          466

Other Note ......................................       320          362

Total ...........................................     2,687        5,277
Less -- current maturities ......................        75          110

Long-term debt                                      $ 2,612     $  5,167


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company s variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company s Chairman, the Company s Chief 2Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal s ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets, and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum. At October 31, 1998 the Company was in technical default of this mortgage note agreement as it relates to minimum net worth. The Company received a waiver of this default from the note holders.

     On July 29, 1999 the above Notes were amended to extend the maturity date to May 15, 2003; to fix the interest rate at 10% per annum; to agree that the additional interest due to the holders of the notes shall become current and be treated as principal due under the notes; and to have certain of the holders loan the Company $525,000 in additional financing, the proceeds of which was used to repay in full certain of the other holders of the notes. As a result, the notes are now held in total by the Company s Chief Executive Officer and members of his family. As of October 31, 1999 the balance due under these notes was $833,000 all of which is classified as long-term debt-related party.

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company s outstanding non related party long-term debt.

     On December 1, 1997 the Company issued a $325,000 promissory note due December 1, 2001 as the result of a settlement agreement with the buyer of a parcel of land located in Portland, Oregon which Canal sold in 1988. The note carries interest at the prime rate (8.5% at October 31, 1998) adjusted semi-annually and requires principal and interest payments in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. The balance is payable in full on December 1, 2001. The balance outstanding on this note at October 31, 1999 was $320,000. As discussed above, this note was repaid in full on January 10, 2000.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows ($ 000's Omitted):


        Year Ending                 Amount
        2000                      $    75
        2001 & 2002                     0
        2003                        2,612
        2004 & Thereafter               0
                                  $ 2,687


7.   INCOME TAXES

     Significant components of the Company s deferred asset/(liability) as of October 31, 1999, 1998 and 1997 include property and equipment due to differences in depreciation, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                               1999      1998      1997
     Total Gross Deferred Tax assets        $ 2,868   $ 3,153    $ 2,911
     Less - Valuation Allowance              (2,868)   (3,153)    (2,911)
     Net Deferred Tax Assets                $     0   $     0    $     0

     Total Gross Deferred Tax Liability     $     0   $     0    $     0

     Net Deferred Tax Asset (Liability)     $     0   $     0    $     0

     Actual income tax expense (benefit) differs from the expected tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                               1999      1998      1997
     Computed Expected Tax Expense(Benefit)  $  450    $ (495)   $ (350)
     Change in Valuation Allowance             (285)      242       443
     Other                                     (165)      253       (93)
                                             $    0    $    0    $    0

     At October 31, 1999, the Company has net operating loss carryforwards of approximately $8,193,000 that expire through 2013. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses incurred during recent years. Such allowance (decreased) increased by approximately $(285,000), $242,000 and $443,000 during the years ended October 31, 1999,
1998 and 1997,respectivly. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



8.   PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $243,000 for fiscal 1999 and has made contributions of approximately $150,000 for fiscal 1998 and $162,000 for fiscal 1997. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.


     Assumptions used in computing the 1999, 1998 and 1997 pension cost were:


                                                    1999     1998     1997

     Discount rate ...........................     7.75%     7.00%    7.25%
     Rate of increase in compensation
       level .................................      6.25%     5.50%
5.75%          Expected long-term rate of return
       on assets .............................     10.00%   10.00%   10.00%


     Net periodic pension cost for plan years ended October 31, 1999, 1998 and 1997 included the following components:

                                                      Plan Year
     ($ 000's Omitted)                           1999        1998    1997

     Service costs - benefits earned during
       the period ............................  $  10      $   9    $   8

     Interest cost on projected benefit
       obligation ............................    100        101      106
          (Return) loss on assets ..............   13        359     (250)
     Net amortization and deferral ...........    (51)      (408)     193

     Net period pension cost .................  $  72      $  61    $  57





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 1999 and 1998.
                                                            Plan Year
     ($ 000's Omitted)                                    1999       1998
     Actuarial present value of benefit
       obligations:


     Accumulated benefit obligation, including
       vested benefits of $1,395 and $1,449 in
       1999 and 1998, respectively     .............     $ 1,395   $ 1,449
     Additional benefit due to assumed future
       compensation levels .........................          27        26

     Projected benefit obligation (1) ..............       1,422     1,475

     Plan assets at fair value .....................         703       707

     Projected benefit obligation in excess
       of plan assets ..............................         719       768
     Unrecognized net obligation ...................          76       101
     Unrecognized net loss .........................       (1,994)
(2,024)   Valuation reserve to recognize accrued pension
       costs in the consolidated balance sheets ....       1,891     1,897
     Accrued pension cost included among accrued
       expenses in the consolidated balance sheets..     $   692   $   742

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

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $308,000 at October 31, 1999. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 44% ($542,758) and 56% ($692,149) and 49% ($713,862) and 51% ($735,263) of total art inventory at October 31, 1999 and 1998, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by independent appraisers annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on the Company s history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 1999
Canal applied against sales $621,300 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,778,700 as of October 31, 1999 as compared to $3,400,000 and $2,850,000 at October 31, 1998 and 1997, respectively.

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


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


has effectively reduced inventory to its estimated net realizable value. Canal will continue to closely monitor the market for its art inventory and will make adjustments to the carrying value of its inventory as such adjustments become necessary.

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 1999.

     Canal's art operations have generated operating losses of approximately $76,000, $1,184,000 and $709,000 on revenues of approximately $186,000, $221,000 and $117,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue the orderly reduction of its antiquities and contemporary art.

     The Company had approximately $1,358,000 and $2,140,000 of art inventory on consignment with third party dealers at October 31, 1999 and 1998, respectively.

     ART INVENTORY - The Company classified its art inventory for the two years ended October 31, 1999 and 1998 as follows ($ 000's Omitted):


                 Current Portion   Non-Current Portion      Total
                   1999   1998      1999       1998       1999     1998

Antiquities      $1,000  $1,000    $   428    $1,114     $ 1,428 $  2,114
Contemporary      1,000   1,000      1,586     1,735       2,586    2,735
Valuation
 Allowance       (1,500) (1,500)    (1,279)   (1,900)    ( 2,779)  (3,400)

Net Value        $  500  $  500    $   735    $  949     $ 1,235  $ 1,449




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     Art sales for the three years ended October 31, 1999, 1998, and 1997 were as follows:

($ 000's Omitted)               1999          1998          1997

Antiquities                    $ 186         $ 221         $  77


Contemporary                       0             0            40
                               $ 186         $ 221         $ 117


10.  LEASE COMMITMENTS

     In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease is for a period of 128 months expiring in October 2009. Canal s portion of the new space is approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. Each of the three entities that are parties to this lease are jointly and severally responsible for the payments required under the lease.

     The following is a schedule of Canal s portion of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 1999:

      Year ended October 31,                 ($ 000's Omitted)
      2000                                       $ 84,000
      2001                                         84,000
      2002                                         84,000
      2003                                         84,000
      2004                                         84,000
      Thereafter                                  420,000
                                                 $840,000

     Rent expense under these and other operating leases for the years ended October 31, 1999, 1998 and 1997 were as follows:

     ($ 000's Omitted)                          1999     1998       1997

     Minimum rentals ...................       $  84    $  26      $ 159
     Less:  sublease rentals ...........           0      (10)       (47)
                                               $  84    $  16      $ 112

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ( SFAS No. 121") as of November 1, 1996. The Company recognized an impairment loss of $0.9 million in fiscal 1997 on the write-down of its Omaha, Nebraska property. This was the result of the Company entering into two agreements to sell a substantial portion of its holdings in Omaha, Nebraska for approximately $1.0 million in November 1997. As a result, the anticipated undiscounted future cash flow of this group of assets exceeded their carrying values as of October 31, 1997 requiring an impairment loss in long-lived assets to be recognized in fiscal 1997. There was no similar loss to be recognized in fiscal 1999 or 1998.




12.  STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 1999 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 1999, there were 319,000 exercisable options outstanding under these plans.

     Transactions under these plans are summarized as follows:

                                               Shares    Option Price Range

     Balance outstanding October 31, 1997....  323,000     $0.125-$5.375
     Options granted ........................        0        -       -
     Options expired ........................        0     $  -       -
     Balance outstanding October 31, 1998....  323,000     $0.125-$5.375
     Options granted                                 0        -       -
     Options expired                             4,000     $5.375-$5.375
     Balance outstanding October 31, 1999....  319,000     $0.125-$2.250




                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 1999, 1998 and 1997.

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

     The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company s net income and earnings per share for the years ended October 31, 1999 and 1998 would have been deminimus.


13.  EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

     During each of the fiscal years ended October 31, 1999, 1998 and 1997, the Company had 319,000, 323,000 and 323,000 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 1999, 1998 and 1997. Dividends declared on preferred stock during the years ended October 31, 1999, 1998 and 1997 were approximately $235,000, $200,000 and $182,000.

     Basic earnings (loss) per share are computed by dividing earnings
(loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Basic and diluted earnings (losses) available to common stockholders at October 31, 1999, 1998 and 1997 were:



                                For the Year Ended October 31, 1999
                              Income         Shares         Per-share
                               (Numerator)   (Denominator)     Amount


Net income                          $ 1,285,000

Less preferred stock dividends         (235,000)

Income available to common stock-
 holders-basic earnings per share     1,050,000     4,327,000     $ 0.24

Effect of dilutive securities:
  Options (antidilutive)                   N/A         N/A



Income available to common stock-
 holders-diluted earnings per share $ 1,050,000     4,327,000     $ 0.24





                                For the Year Ended October 31, 1998
                                Income         Shares         Per-share
                                (Numerator)   (Denominator)     Amount


Net loss                              (1,413,000)

Less preferred stock dividends          (200,000)

Loss available to common stock-
 holders-basic earnings per share     (1,613,000)     4,327,000    $ (0.37)

Effect of dilutive securities:

  Options (antidilutive)                   N/A           N/A

Loss available to common stock-
 holders-diluted earnings per share  $(1,613,000)     4,327,000    $ (0.37)



                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                For the Year Ended October 31, 1997
                                Income         Shares         Per-share
                                (Numerator)   (Denominator)     Amount


Net loss                            $(1,001,000)

Less preferred stock dividends         (182,000)

Loss available to common stock-
 holders-basic earnings per share    (1,183,000)     4,327,000     $(0.27)

Effect of dilutive securities:

  Options (antidilutive)                    -           -
  7% convertible note                    13,000      1,000,000


Loss available to common stock-


 holders-diluted earnings per share $(1,170,000)     5,327,000     $(0.27)




14.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 2,892,393 shares in the form of stock dividends for a total outstanding at October 31, 1999 of 3,879,258. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, forty of the fifty-two quarterly payments have been paid in additional stock resulting in the issuance of 2,892,393 shares recorded at their fair value at the time of issuance.

     Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30,


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1999 and December 31, 1999 were passed by the Board of Directors. It is the Company s intention to pay its next dividend on the preferred stock on June 30, 2000 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2000 will also be paid in additional stock.

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





                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



16.  FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

     Canal is engaged in three distinct businesses - the management and further development of its agribusiness related real estate operations, stockyard operation and its art operations.

     The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.
                                                       October 31,
     ($ 000's Omitted)                       1999      1998        1997

     Identifiable assets:
       Art ............................... $  1,249   $  1,463     $ 2,818
       Real estate .......................    4,339      7,490       8,630
       Stockyard operations ..............    1,613          0           0
       Corporate .........................      733        554       1,512
                                           $  7,934   $  9,507    $ 12,960


     ($ 000's Omitted)                       1998       1997        1996
     Capital expenditures:
       Art ...............................  $   0      $   0       $   0


       Real estate .......................     14         46          41
       Stockyard operations ..............    150          0           0
       Corporate .........................     25         14           6
                                            $ 189      $  60       $  47


     Income from real estate operations includes gains (losses) on sales of real estate of $2.4 million, $0.3 million and $1.6 million in 1999, 1998 and 1997, respectively. Art identifiable assets include approximately $1.4 million and $2.1 million of art inventory in galleries or on consignment abroad as of October 31, 1999 and 1998, respectively.



17.  LITIGATION

     Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition of the Company. Canal or its subsidiaries are party to the following litigations:


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in U.S. District Court in Minnesota on September 23, 1997, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly Pine Valley Meats, Inc. and referred to herein as Pine Valley ) to recover unpaid livestock fees and charges (estimated to be as much as $1,000,000) due from Pine Valley under a 1936 Agreement between the predecessors of Pine Valley and Canal. Upon Pine Valley s motion, the Court entered an order dated February 23, 1998 granting summary judgment and dismissing Canal s complaint. Canal appealed the dismissal to the U.S. District Court of Appeals for the Eighth Circuit, which reversed the dismissal and reinstated Canal s complaint.

     On April 9, 1999, Pine Valley served an answer and counterclaim in which it denied any liability for livestock fees and alleged that the 1936 Agreement violates Section 1 of the Sherman Antitrust Act and the Minnesota Antitrust Law. Pine Valley alleges any livestock fee obligation under the 1936 Agreement constitutes an illegal tying arrangement whereby Canal s predecessor attempted to tie the purchase of land for the operation of the meat packing plant to the purchase of cattle at the stockyards by assessing yardage fees on all cattle purchased for slaughter at the packing plant even if the stockyards provides no services with respect to the cattle. Pine Valley seeks as relief a declaratory judgment that the 1936 Agreement is unenforceable, an injunction preventing Canal from enforcing the fee provisions of the 1936 Agreement and treble damages for the alleged violation by Canal and its predecessor of the federal and state antitrust laws, together with attorneys fees. Pine Valley has not specified a dollar amount of the alleged antitrust damages which it has stated is the amount paid by Pine Valley in livestock fees.


     The case is still in the discovery state and we are not in a position to express any opinion as to the ultimate outcome of the matter.

     Federal Beef Processors, Inc. v. Union Stockyards Company of Fargo

     Federal Beef Processors, Inc. ( Federal Beef ) operated a meat packing plant on leased premises owned by United Stockyards Company of Fargo
( Union ), a wholly owned subsidiary of Canal Capital Corporation, located in Fargo, North Dakota. A lawsuit was brought in 1995 by Federal Beef for damages claimed to be suffered as a result of Union s alleged failure to provide adequate maintenance and cleaning services for livestock pens used by Federal Beef under a yardage agreement with Union. That lawsuit was settled in April of 1999. Under the terms of the settlement agreement, the lease relating to the packing plant was terminated; Federal Beef vacated the premises; Federal Beef was required to remove all fixtures, equipment and personal property situated on the premises by July 31, 1999 and Union agreed to reimburse Federal for 50 percent of expenses relating to the premises for the period March through July 1999, up to a maximum of $15,000.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

19.  PROPERTY ON OPERATING LEASES AND USED IN STOCKYARD OPERATIONS

     The following schedule provides an analysis of the Company's investment in property on operating leases and stockyard operations by location as of October 31, 1999:

($ 000's Omitted)                            Accumulated
Location           Land     Improvements     Depreciation         Value

Operating leases:
St. Joseph, MO   $   362      $    304         $   (198)        $    468
West Fargo, ND         3           292             (237)              58
S. St. Paul, MN      152         1,499             (758)             893
Sioux City, IA       417             0                0              417
Omaha, NE          1,200             0                0            1,200
Sioux Falls, SD        8             6               (6)               8
Corporate Office       0           154             (109)              45
                   2,142         2,255           (1,308)           3,089

Stkyd Operations:
St. Joseph, MO   $   500      $     50         $     (1)        $    549
Sioux City, IA       500            50               (1)             549
Sioux Falls, SD      100            50               (1)             149
                   1,100           150               (3)           1,247
                 $ 3,242      $  2,405         $ (1,311)        $  4,336


     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 1999: (5)

($ 000's Omitted)                            Volume
Year Ending        Rental       Ground        Based
October 31,       Income (1)   Lease(2)     Income(2)         Total



   2000           $  1,000    $      0      $     0         $  1,000
   2001              1,100           0            0            1,100
   2002              1,200           0            0            1,200
   2003              1,300           0            0            1,300
   2004              1,400           0            0            1,400
                   $ 6,000     $     0      $     0         $  6,000


(1) Consists of rental income from Exchange Building (commercial office space), lease income from land and structures and other rental income. All real estate leases are accounted for as operating leases.
(2) As discussed more fully in Note 4, the ground lease and the associated rights to receive certain volume based rental income from meat packing companies located near the stockyards terminated in fiscal 1999.

                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

                                           October 31,
                                   1999                    1998
($ 000's Omitted)
                             Carrying    Fair        Carrying      Fair
                              Amount    Value         Amount      Value

Cash and
 cash equivalents            $  416     $  416        $   34      $   34

Current Portion of Long-
 Term Debt                       75         75           110         110


Long-Term Debt                1,779      1,779         2,321       2,321

Long-Term Debt - Related
 Party                          833        (d)         2,846         (d)



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




21.  Year 2000 Compliance

     The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



22.  Property Held for Development or Resale


     Property held for development or resale consist of approximately 250 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     A schedule of the Company s property held for development or resale at October 31, 1999 is as follows (000's omitted):


                                     Capitalized Cost
                                      Subsequent to
                     Initial Cost    Acquisition Date           Carrying
                          Bldgs. &          Bldgs. &    Accum.   Value
Description (1)     Land  Imprvmts.   Land  Imprvmts.   Depr.   10/31/99

98 acres of land
in St. Joseph, MO   $248    N/A       N/A     N/A         N/A     $248
Acquired in 1942

79 acres of land
in W. Fargo, ND        5    N/A       N/A     N/A         N/A        5
Acquired in 1937

62 acres of land
in S. St. Paul, MN   521    N/A       N/A     N/A         N/A      521
Acquired in 1937

10 acres of land
in Sioux City, IA    202    N/A       N/A     N/A         N/A      202
Acquired in 1937

1 acre of land


in Sioux Falls, SD     2    N/A       N/A     N/A         N/A        2
Acquired in 1937
                    $978    $ 0       $ 0     $ 0         $ 0     $978



(1) Substantially all of Canal s real property is pledged as collateral for its debt obligations (see Note 6).


                 CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     A schedule of the Company s property held for development or resale at October 31, 1998 is as follows (000's omitted):


                                     Capitalized Cost
                                      Subsequent to
                     Initial Cost    Acquisition Date           Carrying
                          Bldgs. &          Bldgs. &    Accum.   Value
Description (1)     Land  Imprvmts.   Land  Imprvmts.   Depr.   10/31/99

98 acres of land
in St. Joseph, MO   $248    N/A       N/A     N/A         N/A     $248
Acquired in 1942

62 acres of land
in W. Fargo, ND        5    N/A       N/A     N/A         N/A        5
Acquired in 1937

62 acres of land
in S. St. Paul, MN   738    N/A       N/A     N/A         N/A      738
Acquired in 1937

14 acres of land
in Sioux City, IA    325    N/A       N/A     N/A         N/A      325
Acquired in 1937

1 acre of land
in Sioux Falls, SD      2   N/A       N/A     N/A         N/A        2
Acquired in 1937
                   $1,328   $ 0       $ 0     $ 0         $ 0   $1,328



(1) Substantially all of Canal s real property is pledged as collateral for its debt obligations (see Note 6).







                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


23. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL INFORMATION FOR THE INTERIM PERIODS FISCAL 1999 AND 1998 IS PRESENTED BELOW:

 (000'S OMITTED, EXCEPT PER SHARE DATA)
                                         QUARTER ENDED
                   JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                     1999          1999          1999          1999
REVENUES             $734        $3,584          $821        $2,445
                  =========     =========     =========     =========
NET (LOSS) INCOME   ($140)       $1,474          $ 73         ($122)
                  =========     =========     =========     =========
NET (LOSS) INCOME
  PER COMMON SHARE:
  - BASIC          ($0.04)        $0.33        $0.00        ($0.04)
                 =========     =========     =========     =========
  - DILUTED        ($0.04)        $0.33        $0.00        ($0.04)
                 =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:
  - BASIC           4,327         4,327         4,327         4,327
                 =========     =========     =========     =========
  - DILUTED         4,327         4,327         4,327         4,327
                 =========     =========     =========     =========


 (000'S OMITTED, EXCEPT PER SHARE DATA)
                              QUARTER ENDED
                   JAN. 31,      APRIL 30,     JULY 31,      OCT. 31,
                    1998          1998          1998          1998
REVENUES            $803          $911        $1,268        $1,475
                 =========     =========     =========     =========
NET (LOSS) INCOME  ($326)        ($103)         $296       ($1,282)
                 =========     =========     =========     =========
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC         ($0.09)       ($0.03)       $0.06        ($0.31)
                 =========     =========     =========     =========
  - DILUTED       ($0.09)       ($0.03)       $0.06       ($0.31)
                 =========     =========     =========     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC          4,327         4,327         4,327         4,327
                  =========     =========     =========     =========
  - DILUTED        4,327         4,327         4,327         4,327
                  =========     =========     =========     =========



INVESTOR INFORMATION




Annual Meeting                            Corporate Headquarters

The Annual Meeting of Shareholders        7l7 Fifth Avenue 15th floor
of Canal Capital Corporation will         New York, NY  10022
be held in our offices at 717
Fifth Avenue, 15th floor, New York,
NY, on a date to be announced.


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