Form 10-Q
period 2000-01-31
CANAL CAPITAL CORP
filed 2000-03-13
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended January 31, 2000
                                                ----------------

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          -----
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from ______ to ________

                           Commission File No. 1-8709
                                               ------


               Canal Capital Corporation and Subsidiaries
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Delaware                                        51-0102492
-------------------------------                        ---------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    717 Fifth Avenue, New York, NY                          10022
----------------------------------------                   -------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (212) 826-6040
                                                       ---------------

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.    YES  X     NO
                                          ---       ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class               Shares outstanding at February 29, 2000
------------------------------
Common stock, $0.01 par value                         4,326,929
                                                      ---------

(This document contains 23 pages)

                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2000 AND OCTOBER 31, 1999


                                                          JANUARY 31,          OCTOBER 31,
                                                             2000                1999
                                                          (UNAUDITED)           (AUDITED)
                                                          -----------          ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                        $   225,381        $    416,191
       NOTES AND ACCOUNTS RECEIVABLE, NET                   450,762             321,065
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
                   $ 1,500,000 AT BOTH JANUARY 31,
                   2000 AND OCTOBER 31, 1999                500,000             500,000
       STOCKYARDS INVENTORY                                  28,704              13,189
       INVESTMENTS                                          203,393             191,833
       PREPAID EXPENSES                                     151,957             218,645
                                                        -----------         -----------

            TOTAL CURRENT ASSETS                          1,560,197           1,660,923
                                                        -----------         -----------




NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF
             $1,336,279 AND $1,307,638 AT
             JANUARY 31, 2000 AND
             OCTOBER 31, 1999, RESPECTIVELY               3,096,553           3,088,550
                                                        -----------         -----------


          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $6,250 AND
             $2,500 AT JANUARY 31, 2000 AND OCTOBER
             31, 1999, RESPECTIVELY                       1,243,750           1,247,500
                                                        -----------         -----------


       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $ 1,227,950
             AND $1,278,700 AT JANUARY 31, 2000
             AND OCTOBER 31, 1999, RESPECTIVELY             713,157             734,907
                                                        -----------         -----------



OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE              977,695             977,695
       DEFERRED LEASING AND FINANCING COSTS                  14,564              16,337
       DEPOSITS AND OTHER                                   236,124             207,973
                                                        -----------         -----------

                                                          1,228,383           1,202,005
                                                        -----------         -----------

                                                        $ 7,842,040         $ 7,933,885
                                                        ===========         ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2000 AND OCTOBER 31, 1999

                                                     JANUARY 31,       OCTOBER 31,
                                                         2000              1999
                                                     (UNAUDITED)         (AUDITED)
                                                     -----------        ----------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       CURRENT PORTION OF LONG-TERM DEBT                      0             75,000
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES          1,802,448          1,879,611
       INCOME TAXES PAYABLE                               2,636             10,108
                                                   ------------       ------------

         TOTAL CURRENT LIABILITIES                    1,805,084          1,964,719
                                                   ------------       ------------


LONG-TERM DEBT, LESS CURRENT PORTION                          0          1,778,710
LONG-TERM DEBT, RELATED PARTY                         2,540,000            833,000
                                                   ------------       ------------

                                                      2,540,000          2,611,710
                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
     5,000,000 SHARES AUTHORIZED;  3,879,258 AND
     3,879,258  SHARES ISSUED AND  OUTSTANDING
     AT JANUARY 31, 2000 AND OCTOBER 31, 1999,
     RESPECTIVELY AND AGGREGATE  LIQUIDATION
     PREFERENCE OF $10 PER SHARE FOR $ 38,792,580
     AND $38,792,580 AT JANUARY 31, 2000 AND
     OCTOBER 31, 1999, RESPECTIVELY                      38,793             38,793

  COMMON STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 5,313,794
     SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
     AT JANUARY 31, 2000 AND OCTOBER 31, 1999,
     RESPECTIVELY                                        53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                         27,334,159         27,274,159

  ACCUMULATED DEFICIT                               (10,690,248)       (10,758,188)

  986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                     (11,003,545)       (11,003,545)


  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                        (1,903,176)        (1,903,176)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                          (332,165)          (343,725)
                                                   ------------       ------------


                                                      3,496,956          3,357,456
                                                   ------------       ------------

                                                   $  7,842,040       $  7,933,885
                                                   ============       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999



                                                2000            1999
                                            (UNAUDITED)     (UNAUDITED)
                                            -----------     -----------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $         0     $    60,000
    RENTAL INCOME                              254,158         256,620
    GROUND LEASE INCOME                              0         231,000
    VOLUME BASED RENTAL INCOME                       0          21,645
    OTHER INCOME                                    75           1,924
                                           -----------     -----------

                                               254,233         571,189

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                         0          40,897
    LABOR, OPERATING AND MAINTENANCE           117,782          98,759
    DEPRECIATION AND AMORTIZATION               25,819          52,291
    TAXES OTHER THAN INCOME TAXES               35,000          47,593
    GENERAL AND ADMINISTRATIVE                  18,328          17,709
                                           -----------     -----------

                                               196,929         257,249

INCOME FROM REAL ESTATE OPERATIONS              57,304         313,940
                                           -----------     -----------




STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION              $ 1,154,267     $         0
    FEED AND BEDDING INCOME                     85,862               0
    RENTAL INCOME                                1,396               0
    OTHER INCOME                                62,063               0
                                           -----------     -----------

                                             1,303,588               0
                                           -----------     -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                    462,943               0
    OTHER OPERATING AND MAINTENANCE            245,383               0
    FEED AND BEDDING EXPENSE                    64,462               0
    DEPRECIATION AND AMORTIZATION                3,750               0
    TAXES OTHER THAN INCOME TAXES               75,680               0
    GENERAL AND ADMINISTRATIVE                 179,527               0
                                           -----------     -----------

                                             1,031,745               0
                                           -----------     -----------


INCOME FROM STOCKYARD OPERATIONS               271,843               0
                                           -----------     -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                  Continued ...


                                               2000           1999
                                           (UNAUDITED)     (UNAUDITED)
                                           -----------     -----------
ART OPERATIONS:
 ART REVENUES:
    SALES                                       27,500         162,400
    OTHER REVENUES                                   0               0
                                           -----------     -----------
                                                27,500         162,400

 ART EXPENSES:
    COST OF ART SOLD                            72,500         713,652
    VALUATION RESERVE                          (50,750)       (533,300)
    SELLING, GENERAL AND ADMINISTRATIVE          7,681          11,139
                                           -----------     -----------

                                                29,431         191,491

LOSS FROM ART OPERATIONS                        (1,931)        (29,091)
                                           -----------     ------------




GENERAL AND ADMINISTRATIVE EXPENSE         $  (267,344)    $  (262,526)
                                           -----------     -----------


INCOME (LOSS) FROM OPERATIONS                   59,872          22,323
                                           -----------     -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                      134,084           5,974
  INTEREST EXPENSE                             (43,676)        (60,475)
  INTEREST EXPENSE-RELATED PARTY               (22,340)       (108,000)
  OTHER EXPENSE                                      0               0
                                           -----------     -----------

                                                68,068        (162,501)

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                        127,940        (140,178)

PROVISION (BENEFIT) FOR INCOME TAXES                 0               0
                                           -----------     -----------

NET INCOME (LOSS)                              127,940        (140,178)


OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED LOSS ON INVESTMENTS
  AVAILABLE FOR SALE                            11,560         (57,802)
                                           -----------     -----------



COMPREHENSIVE INCOME (LOSS)                $   139,500     $  (197,980)
                                          ============     ===========


INCOME (LOSS) PER COMMON SHARE            $       0.02     $     (0.06)
                                          ============     ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999


                                                     2000              1999
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                               $   127,940      $  (140,178)

  ADJUSTMENTS  TO RECONCILE  NET INCOME
   (LOSS) TO NET CASH  PROVIDED  (USED) BY
   OPERATING ACTIVITIES:

   PROVISION FOR LITIGATION SETTLEMENT                      0                0
   DEPRECIATION AND AMORTIZATION                       30,398           57,519
   GAIN  ON SALES OF REAL ESTATE                            0          (19,103)


CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET             (129,697)         (16,396)
     ART INVENTORY, NET                                21,750          177,104
     PREPAID EXPENSES AND OTHER, NET                   26,787           10,510
     PAYABLES AND ACCRUED EXPENSES, NET               (84,635)          19,017
                                                  -----------      -----------
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                            (7,457)          88,473
                                                  -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE                        0           60,000
  PROCEEDS FROM SALE OF INVESTMENTS                         0                0
  CAPITAL EXPENDITURES                                (36,643)               0
                                                  -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES             (36,643)          60,000
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                         1,725,000                0
  REPAYMENT OF CURRENT PORTION OF LONG-TERM           (75,000)               0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS          (1,796,710)        (164,620)
                                                  -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES                (146,710)        (164,620)
                                                  -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                        (190,810)         (16,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        416,191           33,358
                                                  -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $   225,381     $     17,211
                                                  ===========     ============



NOTE: Canal made federal and state income tax payments of $6,000 and $7,000 and interest payments of $66,000 and $168,000 in the nine month periods ended January 31, 2000 and 1999, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 1999 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)


                                    COMMON STOCK        PREFERRED STOCK
                                    NUMBER              NUMBER
                                      OF                  OF                    PAID-IN
                                    SHARES   AMOUNT     SHARES       AMOUNT     CAPITAL
                                    -----    ------     ------       ------     -------

BALANCE, OCTOBER 31, 1998        5,313,794   $53,138    3,411,681    $34,117  $27,033,046
 NET INCOME (LOSS)                       0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0      467,577      4,676      241,113
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED GAIN ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------  -----------

BALANCE, OCTOBER 31, 1999        5,313,794    53,138    3,879,258     38,793   27,274,159
 NET INCOME (LOSS)                       0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0            0          0       60,000
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED GAIN ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------   ----------


BALANCE, JANUARY 31, 2000        5,313,794   $53,138    3,879,258    $38,793  $27,334,159
                                ====================   ===================== ============


                              RETAINED    -COMPREHENSIVE (LOSS) INCOME-   TREASURY
                              EARNINGS       VALUATION    UNREALIZED       STOCK
                              DEFICIT         RESERVE     GAIN ON INV.    AT COST
                              -------         -------     ------------    -------

BALANCE, OCTOBER 31, 1998  ($11,808,043)    ($1,896,838)   $  (257,383) ($11,003,545)
 NET INCOME (LOSS)            1,285,004               0              0             0
 PREFERRED STOCK DIVIDEND      (235,149)              0              0             0
 MINIMUM PEN. LIAB. ADJ.              0          (6,338)             0             0
 UNREALIZED GAIN ON INV.              0               0        (86,342)            0
                           -------------  -------------   ------------  ------------

BALANCE, OCTOBER 31, 1999   (10,758,188)    ($1,903,176)      (343,725)  (11,003,545)
 NET INCOME (LOSS)              127,940               0              0             0
 PREFERRED STOCK DIVIDEND       (60,000)              0              0             0
 MINIMUM PEN. LIAB. ADJ.              0               0              0             0
 UNREALIZED GAIN ON INV.              0               0         11,560             0
                           -------------  --------------   ------------ ------------

BALANCE, JANUARY 31, 2000  ($10,690,248)    ($1,903,176)   $  (332,165) ($11,003,545)
                           =============  ==============  ============= =============

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)

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

         Canal is engaged in three distinct businesses - the management and further development of its agribusiness related real estate properties located in the Midwest, stockyard operations which are also located in the Midwest and its art operations, consisting mainly of the acquisition of art for resale.

         While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.       Interim Financial Statements

         The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2000 and the results of its operations and its cash flows for the three month period ended January 31, 2000. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1999 and the notes thereto which are contained in Canal's 1999 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2000.

4.       Real Estate Operations

         Canal's  real  estate  properties  located  in six  Midwest  states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (three of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties.

         Real estate operations resulted in operating income of $57,000 and $314,000, while contributing $254,000 and $571,000 to Canal's revenues for the three month periods ended January 31, 2000 and 1999, respectively.

         As of January 31, 2000, there are approximately 250 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

5.       Stockyard Operations

         On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

         Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The livestock handled by the Company's stockyards include cattle, hogs and sheep. Cattle and hogs may come through the stockyard facilities at different stages, either as feeder livestock or slaughter livestock. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneer, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyard provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising and personal solicitation or producers.

         Stockyard operations resulted in operating income of $272,000 while contributing $1,304,000 to Canal's revenues for the three month period ended January 31, 2000. As discussed above Canal had no similar operations in fiscal 1999.

7.       Art Operations

         Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $670,000 at January 31, 2000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

         Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($670,399) and 44% ($542,758) and 56% ($692,149) of total art inventory at January 31, 2000 and October 31, 1999, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

        Canal has its art inventory appraised by an independent appraiser annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first three months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of January 31, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

         The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will be used to reduce the Company's outstanding debt. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and rescheduling of debt. Some of these measures were successfully implemented in fiscal 1999.

         Canal's art operations have generated operating losses of $2,000 and $29,000 (net of decreases in the valuation allowance of $51,000 and $533,000 for the three month periods ended January 31, 2000 and 1999, respectively) on revenues of $28,000 and $162,000 for the three months ended January 31, 2000 and 1999, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

         Inventory on Consignment - The Company had approximately $1,358,000 of art inventory on consignment with third party dealers at January 31, 2000 and October 31, 1999, respectively.

8.       Property and Equipment

         Included in property and equipment were the cost of buildings of approximately $2.5 million at January 31, 2000 and October 31, 1999.

9.       Notes Receivable

         Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $158,000 at January 31, 2000 and October 31, 1999.

10.      Investments Available For Sale

         At January 31, 2000 the investments available for sale consisted of the following:

                                               January 31,       October 31,
        ($ 000's Omitted)                         2000               1999
                                               -----------         -------


         Aggregate market value.................   $  203           $  192
                                                   ------           ------


         Aggregate carrying value...............   $  203           $  192
                                                   ------           ------



         Canal has an investment in a company in which it, together with other affiliated entities, comprises a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.

         For the three months ended January 31, 2000 Canal recognized an unrealized gain on investments available for sale of $12,000. Additionally, in fiscal 1999 Canal recognized an unrealized loss on investments available for sale of $7,000, both of which are shown in a separate component of Stockholders Equity.

11. Borrowings

         At January 31, 2000, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                          January 31,       October 31,
                                              2000            1999
                                          (Unaudited)        (Audited)

(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 2,540         $   833


11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............         0           1,153


9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............         0             381


10 1/2% mortgage note  (adjusted
 periodically  to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..         0               0


Other Note................................         0             320
                                             -------         -------



Total ....................................     2,540           2,687

Less -- current maturities ...............         0              75
                                             -------         -------

Long-term debt ...........................   $ 2,540         $ 2,612
                                             -------         -------

         On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company's variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company's Chairman, the Company's Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum.

         On July 29, 1999 the above Notes were amended to extend the maturity date to May 15, 2003; to fix the interest rate at 10% per annum; to agree that the additional interest due to the holders of the notes shall become current and be treated as principal due under the notes; and to have certain of the holders loan the Company $525,000 in additional financing, the proceeds of which was used to repay in full certain of the other holders of the notes. As a result, the notes are now held in total by the Company's Chief Executive Officer and members of his family.

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2000, the balance due under these notes was $2,540,000 all of which is classified as long-term debt-related party.

12.      Valuation Reserve

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

                      Management's Discussion and Analysis
                Of Results of Operations and Financial Condition
                   For the Three Months Ended January 31, 2000

Results of Operations - General
-------------------------------

         While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Canal recognized net income of $127,000 for the three month period ended January 31, 2000 as compared to a net loss of $140,000 for the same period in fiscal 1999. After recognition of an unrealized gain on investments held for sale of $12,000 for the three month period ended January 31, 2000 the Company recognized comprehensive income of $140,000 for the three month period ended January 31, 2000 as compared to a comprehensive loss of $198,000 for the same period in fiscal 1999. Further, after recognition of preferred stock dividend payments of $60,000 for the three month period ended January 31, 2000, the Company recognized income applicable to common stockholders of $80,000 ($0.02 per common share) for the three month period ended January 31, 2000 as compared to a loss applicable to common stockholders of $246,000 ($0.06 per common share) for the same period in fiscal 1999. Included in the 2000 results is other income of approximately $134,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt.

         Canal's revenues from continuing operations consist of revenues from its real estate, stockyards (fiscal 2000 only) and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues increased by $852,000 or 116.1% to $1,585,000 for the three month period ended January 31, 2000, as compared to the revenues for the same period in fiscal 1999. The fiscal 2000 increase is due primarily to the inclusion of the Company's new stockyard operations which contributed $1,304,000 (82.3%) to first quarter revenues. This new contribution to revenues was offset to a certain extent by a decrease in ground lease income ($231,000) which the Company had received from the former stockyard operator and a decrease in sales of real estate of $60,000 in the current quarter as compared to the first quarter of 1999.

Capital Resources and Liquidity
-------------------------------

         While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in seven of the last ten years and is involved in litigation with a meat packer located in South St. Paul, Minnesota. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001, the proceeds of which were used to repay in full the Company's variable rate mortgage notes due May 15, 1998 ($2,605,000), its variable rate mortgage notes due September 15, 1998 ($700,000) and two notes which were due December 31, 1997 ($320,000) plus accrued interest thereon. The purchasers of these notes included certain entities controlled by the Company's Chairman, the Company's Chief Executive Officer and members of their families. The variable rate mortgage notes issued have essentially the same terms and conditions as the variable rate mortgage notes which were repaid. These notes carry interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and requires the accrual of additional interest (to be paid at maturity) of approximately three percent per annum.

         On July 29, 1999 the above Notes were amended to extend the maturity date to May 15, 2003; to fix the interest rate at 10% per annum; to agree that the additional interest due to the holders of the notes shall become current and be treated as principal due under the notes; and to have certain of the holders loan the Company $525,000 in additional financing, the proceeds of which was used to repay in full certain of the other holders of the notes. As a result, the notes are now held in total by the Company's Chief Executive Officer and members of his family.

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2000, the balance due under these notes was $2,540,000 all of which is classified as long-term debt related party.

         Cash and cash equivalents of $225,000 at January 31, 2000 decreased $191,000 from $416,000 at October 31, 1999. Net cash used by operations so far in fiscal 2000 was $7,000. Substantially all of the fiscal 2000 net proceeds from related party loans and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses. During fiscal 2000 Canal reduced its long-term debt by $147,000.

         At January 31, 2000 the Company's current liabilities exceeded current assets by $0.2 million, as compared to current liabilities exceeding current assets by $0.3 million at October 31, 1999. The only required principal repayments under Canal's debt agreements for fiscal 2000 will be from the proceeds (if any) of the sale of certain assets.

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

2000 Compared to 1999
---------------------

Real Estate Revenues
--------------------

        Real estate revenues for the three months ended January 31, 2000 of $254,000 accounted for 16.0% of the first quarter revenues as compared to real estate revenues of $571,000 or 77.9% for the same period in 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (99.9% and 44.9%), ground lease income (0.0% and 40.4%), volume based rental income (0.0% and 3.8%) and sale of real estate and other income (0.1% and 10.9%) for the three months ended January 31, 2000 and 1999, respectively. The percentage variations in the year to year comparisons are due primarily to the Company's re-entry into the stockyard business which eliminated the ground lease income received from the former stockyard operator. Additionally, the January 1999 permanent closing of the Fargo meat packing plant eliminated the volume based rental income which the Company had been receiving.

Real Estate Expenses
--------------------

        Real estate expenses for the three months ended January 31, 2000 of $197,000 decreased by $60,000 (23.5%) from $257,000 for the same period in 1999.
Real estate expenses were comprised of labor, operating and maintenance (59.8% and 38.4%), depreciation and amortization (13.1% and 20.3%), taxes other than income taxes (17.8% and 18.5%), cost of real estate sold (0.0% and 15.9%) and general and administrative expenses (9.3% and 6.9%) for the three months ended January 31, 2000 and 1999, respectively. The percentage variations in year to year comparisons are also due to the changes in the nature of the Company's operations as discussed above.

Stockyard Operations
--------------------

        On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

         Stockyard operations resulted in operating income of $272,000 while contributing $1,304,000 to Canal's revenues for the three month period ended January 31, 2000. As discussed above Canal had no similar operations in fiscal 1999 for comparison purposes.

Art Operations - General
------------------------

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

        Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first three months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of January 31, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

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

Art Revenues
------------

         Art revenues for the three months ended January 31, 2000 of $28,000 decreased $134,000 from $162,000 for the same period in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the three month period ended January 31, 2000 and 1999, respectively. The Company's art inventory was reduced through sales by $22,000 in the first quarter of fiscal 2000.

Art Expenses
------------

         Art expenses for the three months ended January 31, 2000 of $29,000 decreased by $162,000 from $191,000 for the same period in 1999. Art expenses (net of a valuation allowance of $51,000 in fiscal 2000 and $533,000 in fiscal
1999) consisted of the cost of art sold (73.9% and 94.2%) and selling, general and administrative expenses (26.1% and 5.8%) for the three month period ended January 31, 2000 and 1999, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

General and Administrative
--------------------------

         General and administrative expenses for the three months ended January 31, 2000 of $267,000 increased $5,000 (1.8%) from $262,000 for the same period in 1999.  The major  components  of  general  and  administrative  expenses  are officers salaries (41.2% and 41.1%), rent (8.3% and 9.3%), legal and professional fees (6.9% and 6.9%), insurance (10.1% and 11.4%) and office salaries (10.8% and 10.6%) for the three month period ended January 31, 2000 and 1999, respectively.

Interest and Other Income
-------------------------

         Interest and other income for the three months ended January 31, 2000 increased to $134,000 from $6,000 for the same period in 1999. Included in fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt.

Interest Expense
----------------

         Interest expense for the three months ended January 31, 2000 decreased 60.7% to $66,000 as compared to $168,000 for the same period in 1999. The fiscal 2000 decrease is due primarily to a reduction in aggregate debt outstanding at January 31, 2000 as compared to the same period in 1999. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

                                     PART II
                                     -------


                                OTHER INFORMATION
                                -----------------

Item 1:        Legal Proceedings:
------
               See Item 3 of Canal's October 31, 1999 Form 10-K.

Item 2 and 3:
------------
               Not applicable.

Item 4:        Submission of Matters to a Vote of Security Holders:
------
               None.

Item 5:        Other Information:
------
               None.

Item 6:        Exhibits and Reports on Form 8-K:
------
               (A) Not applicable.
               (B) No reports on Form 8-K have been filed during the
                   quarter for which the report is filed.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Canal Capital Corporation
                                        -------------------------
                                               Registrant

                                        /s/ Reginald Schauder
                                        -------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer


Date: March 9, 2000