Form 10-Q
period 2000-04-30
CANAL CAPITAL CORP
filed 2000-06-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended APRIL 30, 2000
                                                 --------------

             /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from ---- to ----

                           Commission File No. 1-8709


                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                    51-0102492
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    717 FIFTH AVENUE, NEW YORK, NY                                    10022
----------------------------------------                         --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (212) 826-6040
                                                                ---------------

                                  NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /__/

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    TITLE OF EACH CLASS                       Shares outstanding at May 31, 2000
------------------------------
Common stock, $0.01 par value                             4,326,929
                                                          ---------

(This document contains 31 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2000


                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ..............................................     3


Part I - Financial Information ..........................................     4

     Consolidated Balance Sheets - April 30, 2000
       and October 31, 1999 .............................................     5

     Statements of Consolidated Operations and
       Comprehensive Income for the Six and Three
       Month Periods ended April 30, 2000 and 1999.......................     7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Six Month and
       One Year Periods ended April 30, 2000 and
       October 31, 1999 .................................................    11

     Statements of Consolidated Cash Flows for the
       Six Month Periods ended April 30, 2000 and
       1999 .............................................................    12

     Notes to Consolidated Financial Statements .........................    13

     Management's Discussion and Analysis of Financial
       Condition ........................................................    22

     Capital Resources and Liquidity ....................................    27

     Other Factors ......................................................    28


Part II - Other Information .............................................    29

     Items 1 through 6 ..................................................    30

     Signatures .........................................................    31

                           ACCOUNTANTS' REVIEW REPORT


To the Stockholders of Canal Capital Corporation:


We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2000, the related consolidated statements of operations and comprehensive income for the six and three month periods ended April 30, 2000 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2000. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations in seven of the last ten years and is involved in various litigations. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



New York, N.Y.                               /S/ TODMAN & CO., CPA'S, P.C.
June 8, 2000                                -----------------------------------
                                             TODMAN & CO., CPA's, P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART II

                              FINANCIAL INFORMATION

                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 2000 AND OCTOBER 31, 1999



                                                           April 30,            October 31,
                                                             2000                 1999
                                                          (Unaudited)           (Audited)
                                                          -----------           ----------

ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                        $   107,317         $   416,191
       NOTES AND ACCOUNTS RECEIVABLE, NET                   227,146             321,065
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $ 1,500,000 AT BOTH APRIL 30, 2000 AND
             OCTOBER 31, 1999                               500,000             500,000
       STOCKYARDS INVENTORY                                  18,983              13,189
       INVESTMENTS                                          203,393             191,833
       PREPAID EXPENSES                                     118,166             218,645
                                                        -----------         -----------

            TOTAL CURRENT ASSETS                          1,175,005           1,660,923
                                                        -----------         -----------


NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,364,954
             AND $ 1,307,638 AT APRIL 30, 2000 AND
             OCTOBER 31, 1999, RESPECTIVELY               3,111,753           3,088,550
                                                        -----------         -----------


       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $10,076 AND
             $2,500 AT APRIL 30, 2000 AND OCTOBER
             31, 1999, RESPECTIVELY                       1,241,438           1,247,500
                                                        -----------         -----------


       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $ 1,227,950
             AND $1,278,700 AT APRIL 30, 2000
             AND OCTOBER 31, 1999, RESPECTIVELY             713,157             734,907
                                                        -----------         -----------





OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE              977,695             977,695
       DEFERRED LEASING AND FINANCING COSTS                  15,323              16,337
       DEPOSITS AND OTHER                                   232,648             207,973
                                                        -----------         -----------

                                                          1,225,666           1,202,005
                                                        -----------         -----------

                                                        $ 7,467,019         $ 7,933,885
                                                        ===========         ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2000 AND OCTOBER 31, 1999



                                                        April  30,        October 31,
                                                           2000              1999
                                                       (Unaudited)         (Audited)
                                                       -----------        ----------

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       CURRENT PORTION OF LONG-TERM DEBT                      0             75,000
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES          1,489,094          1,879,611
       INCOME TAXES PAYABLE                               1,292             10,108
                                                   ------------        -----------

         TOTAL CURRENT LIABILITIES                    1,490,386          1,964,719
                                                   ------------        -----------


LONG-TERM DEBT, LESS CURRENT PORTION                          0          1,778,710
LONG-TERM DEBT, RELATED PARTY                         2,540,000            833,000
                                                   ------------        -----------

                                                      2,540,000          2,611,710
                                                   ------------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 3,900,758 AND
       3,879,258 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2000 AND OCTOBER 31, 1999,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 39,007,580
       AND $38,792,580 AT APRIL 30, 2000 AND
       OCTOBER 31, 1999, RESPECTIVELY                    39,008             38,793

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT APRIL 30, 2000 AND OCTOBER 31, 1999,
       RESPECTIVELY                                      53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                         27,404,694         27,274,159

  ACCUMULATED DEFICIT                               (10,821,321)       (10,758,188)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                    (11,003,545)       (11,003,545)


  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                        (1,903,176)        (1,903,176)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                          (332,165)          (343,725)
                                                   ------------        -----------


                                                      3,436,633          3,357,456
                                                   ------------        -----------

                                                   $  7,467,019        $ 7,933,885
                                                   ============        ===========


                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999



                                                2000            1999
                                            (Unaudited)     (Unaudited)
                                            -----------     -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $         0     $ 3,145,000
    RENTAL INCOME                              497,014         520,005
    GROUND LEASE INCOME                              0         438,800
    VOLUME BASED RENTAL INCOME                       0          21,645
    OTHER INCOME                                    75           5,408
                                           -----------    -----------

                                               497,089       4,130,858

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                         0       1,490,102
    LABOR, OPERATING AND MAINTENANCE           234,828         205,053
    DEPRECIATION AND AMORTIZATION               52,226          96,652
    TAXES OTHER THAN INCOME TAXES               69,200          94,393
    GENERAL AND ADMINISTRATIVE                  42,688          38,540
                                           -----------     -----------

                                               398,942       1,924,740

INCOME FROM REAL ESTATE OPERATIONS              98,147       2,206,118
                                           -----------     -----------



STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION              $ 2,180,474     $         0
    FEED AND BEDDING INCOME                    157,997               0
    RENTAL INCOME                                1,756               0
    OTHER INCOME                               122,917               0
                                           -----------     -----------

                                             2,463,144               0
                                           -----------     -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                    907,979               0
    OTHER OPERATING AND MAINTENANCE            460,015               0
    FEED AND BEDDING EXPENSE                   122,679               0
    DEPRECIATION AND AMORTIZATION                7,576               0
    TAXES OTHER THAN INCOME TAXES              138,542               0
    GENERAL AND ADMINISTRATIVE                 326,276               0
                                           -----------     -----------

                                             1,963,067               0
                                           -----------     -----------


INCOME FROM STOCKYARD OPERATIONS               500,077               0
                                           -----------     -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                  Continued ...

                                               2000           1999
                                           (Unaudited)     (Unaudited)
                                           -----------     -----------

ART OPERATIONS:
 ART REVENUES:
    SALES                                       27,500         186,400
    OTHER REVENUES                                   0               0
                                           -----------     -----------

                                                27,500         186,400
                                           -----------     -----------

 ART EXPENSES:
    COST OF ART SOLD                            72,500         839,246
    VALUATION RESERVE                          (50,750)       (621,300)
    SELLING, GENERAL AND ADMINISTRATIVE         14,638          22,233
                                           -----------     -----------

                                                36,388         240,179
                                           -----------     -----------

LOSS FROM ART OPERATIONS                        (8,888)        (53,779)
                                           -----------     -----------



GENERAL AND ADMINISTRATIVE EXPENSE         $  (541,916)    $  (515,987)
                                           -----------     -----------


INCOME (LOSS) FROM OPERATIONS                   47,420       1,636,352
                                           -----------     -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                      138,963           9,504
  INTEREST EXPENSE                             (43,676)       (123,936)
  INTEREST EXPENSE-RELATED PARTY               (85,840)       (188,000)
  OTHER EXPENSE                                      0               0
                                           -----------     -----------

                                                 9,447        (302,432)

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                         56,867       1,333,920

PROVISION (BENEFIT) FOR INCOME TAXES                 0               0
                                           -----------     -----------

NET (LOSS) INCOME                               56,867       1,333,920

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED GAIN ON INVESTMENTS
  AVAILABLE FOR SALE                            11,560          83,092
                                           -----------     -----------


COMPREHENSIVE (LOSS) INCOME                $    68,427     $ 1,417,012
                                           ===========     ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                              $     (0.01)    $      0.31
                                          ============     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                4,327,000       4,327,000
                                          ============     ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999



                                                2000            1999
                                            (Unaudited)     (Unaudited)
                                            -----------     -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                    $         0     $ 3,085,000
    RENTAL INCOME                              242,856         263,385
    GROUND LEASE INCOME                              0         207,800
    VOLUME BASED RENTAL INCOME                       0               0
    OTHER INCOME                                     0           3,484
                                           -----------     -----------

                                               242,856       3,559,669

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                         0       1,449,205
    LABOR, OPERATING AND MAINTENANCE           117,046         106,294
    DEPRECIATION AND AMORTIZATION               26,407          44,361
    TAXES OTHER THAN INCOME TAXES               34,200          46,800
    GENERAL AND ADMINISTRATIVE                  24,360          20,831
                                           -----------     -----------

                                               202,013       1,667,491

INCOME FROM REAL ESTATE OPERATIONS              40,843       1,892,178
                                           -----------     -----------



STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION              $ 1,026,207     $         0
    FEED AND BEDDING INCOME                     72,135               0
    RENTAL INCOME                                  360               0
    OTHER INCOME                                60,854               0
                                           -----------     -----------

                                             1,159,556               0
                                           -----------     -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                    445,036               0
    OTHER OPERATING AND MAINTENANCE            214,632               0
    FEED AND BEDDING EXPENSE                    58,217               0
    DEPRECIATION AND AMORTIZATION                3,826               0
    TAXES OTHER THAN INCOME TAXES               62,862               0
    GENERAL AND ADMINISTRATIVE                 146,749               0
                                           -----------     -----------

                                               931,322               0
                                           -----------     -----------


INCOME FROM STOCKYARD OPERATIONS               228,234               0
                                           -----------     -----------


                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  Continued ...

                                               2000           1999
                                           (Unaudited)     (Unaudited)
                                           -----------     -----------

ART OPERATIONS:
 ART REVENUES:
    SALES                                            0          24,000
    OTHER REVENUES                                   0               0
                                           -----------     -----------

                                                     0          24,000
                                           -----------     -----------

 ART EXPENSES:
    COST OF ART SOLD                                 0         125,594
    VALUATION RESERVE                                0         (88,000)
    SELLING, GENERAL AND ADMINISTRATIVE          6,957          11,094
                                           -----------     -----------

                                                 6,957          48,688
                                           -----------     -----------

LOSS FROM ART OPERATIONS                        (6,957)        (24,688)
                                           -----------     ------------



GENERAL AND ADMINISTRATIVE EXPENSE         $  (274,572)    $  (253,461)
                                           -----------     -----------


INCOME (LOSS) FROM OPERATIONS                  (12,452)      1,614,029
                                           -----------     -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                        4,879           3,530
  INTEREST EXPENSE                                   0         (63,461)
  INTEREST EXPENSE-RELATED PARTY               (63,500)        (80,000)
  OTHER EXPENSE                                      0               0
                                           -----------     -----------

                                               (58,621)       (139,931)

(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                        (71,073)      1,474,098

PROVISION (BENEFIT) FOR INCOME TAXES                 0               0
                                           -----------     -----------

NET (LOSS) INCOME                              (71,073)      1,474,098

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED GAIN ON INVESTMENTS
  AVAILABLE FOR SALE                                 0         140,894
                                           -----------     -----------


COMPREHENSIVE (LOSS) INCOME                $   (71,073)    $ 1,614,992
                                           ===========     ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                              $     (0.03)    $      0.36
                                           ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                4,327,000       4,327,000
                                           ===========     ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 1999 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)


                                    Common Stock        Preferred Stock
                                    Number              Number
                                      of                  of                    Paid-in
                                    Shares   Amount     Shares       Amount     Capital
                                    ------   ------     ------       ------     -------

BALANCE, OCTOBER 31, 1998        5,313,794   $53,138    3,411,681    $34,117  $27,033,046
 NET INCOME (LOSS)                       0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0      467,577      4,676      241,113
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED GAIN ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------  -----------

BALANCE, OCTOBER 31, 1999        5,313,794    53,138    3,879,258     38,793   27,274,159
 NET INCOME (LOSS)                       0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0       21,500        215      130,535
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED GAIN ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------   ----------


BALANCE, APRIL 30, 2000          5,313,794   $53,138    3,900,758    $39,008  $27,404,694
                                ====================   ===================== ============




                              Retained    -Comprehensive (Loss) Income-   Treasury
                              Earnings       Valuation    Unrealized       Stock
                              Deficit         Reserve     Gain On Inv.    At Cost
                              -------         -------     ------------    -------

BALANCE, OCTOBER 31, 1998  ($11,808,043)    ($1,896,838)   $  (257,383) ($11,003,545)
 NET INCOME (LOSS)            1,285,004               0              0             0
 PREFERRED STOCK DIVIDEND      (235,149)              0              0             0
 MINIMUM PEN. LIAB. ADJ.              0          (6,338)             0             0
 UNREALIZED GAIN ON INV.              0               0        (86,342)            0
                           -------------    -----------    -----------  ------------

BALANCE, OCTOBER 31, 1999   (10,758,188)    ($1,903,176)      (343,725)  (11,003,545)
 NET INCOME (LOSS)               56,867               0              0             0
 PREFERRED STOCK DIVIDEND      (120,000)              0              0             0
 MINIMUM PEN. LIAB. ADJ.              0               0              0             0
 UNREALIZED GAIN ON INV.              0               0         11,560             0
                           ------------   ------------ -   -----------  ------------

BALANCE, APRIL 30, 2000    ($10,821,321)    ($1,903,176)   $  (332,165) ($11,003,545)
                           ============     ===========    ===========  ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999



                                                    2000              1999
                                                 (Unaudited)       (Unaudited)
                                                 -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                               $    56,867      $ 1,333,920

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                       65,254          104,802
   GAIN  ON SALES OF REAL ESTATE                            0       (1,654,898)


CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET               93,919           17,956
     ART INVENTORY, NET                                21,750          214,218
     PREPAID EXPENSES AND OTHER, NET                   81,411         (116,342)
     PAYABLES AND ACCRUED EXPENSES, NET              (399,333)        (288,269)
                                                  -----------      -----------
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                           (80,132)        (388,613)
                                                  -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE                        0        3,145,000
  PROCEEDS FROM SALE OF INVESTMENTS                         0                0
  CAPITAL EXPENDITURES                                (82,032)         (54,285)
                                                  -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES             (82,032)       3,090,715
                                                  -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                         1,725,000                0
  REPAYMENT OF CURRENT PORTION OF LONG-TERM           (75,000)               0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS          (1,796,710)      (2,628,346)
                                                  -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES                (146,710)      (2,628,346)
                                                  -----------      -----------


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                        (308,874)          73,756
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        416,191           33,358
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $   107,317     $    107,114
                                                  ===========      ===========


NOTE: Canal made federal and state income tax payments of $11,000 and $20,000 and interest payments of $130,000 and $312,000 in the six month periods ended April 30, 2000 and 1999, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                    SIX AND THREE MONTHS ENDED APRIL 30, 2000
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A) Principles of Consolidation - The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         B) Investments Available for Sale - Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders' Equity.

         C) Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         D) Comprehensive Income -- Effective for fiscal years beginning after December 15, 1997, Statement of Accounting Standards No. 130 requires that comprehensive income and its components, as defined in the statement, be reported in a financial statement. The only adjustments for each classification of the comprehensive income was for minimum pension liability and unrealized
(loss) gain on investments available for sale.

         E) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.       INTERIM FINANCIAL STATEMENTS

         The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2000 and the results of its operations and its cash flows for the six month period ended April 30, 2000. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1999 and the notes thereto which are contained in Canal's 1999 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2000.


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

         Real estate operations resulted in operating income of $98,000 and $41,000 for the six and three month periods ended April 30, 2000, respectively, as compared to $2,206,000 and $1,892,000 for the same periods in fiscal 1999. Additionally, real estate operations contributed $497,000 and $243,000 to Canal's revenues for the six and three month periods ended April 30, 2000, respectively, as compared to $4,131,000 and $3,560,000 for the same periods in fiscal 1999.

         As of April 30, 2000, there are approximately 250 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

         Stockyard operations resulted in operating income of $500,000 and $228,000 while contributing $2,463,000 and $1,160,000 to Canal's revenues for the six and three month periods ended April 30, 2000, respectively. As discussed above Canal had no similar operations in fiscal 1999.

6.       ART OPERATIONS

         Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $650,000 at April 30, 2000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

         Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($670,399) and 44% ($542,758) and 56% ($692,149) of total art inventory at April 30, 2000 and October 31, 1999, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

         Canal has its art inventory appraised by an independent appraiser annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first six months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of April 30, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

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

         Canal's art operations have generated operating losses of $9,000 and $7,000 (net of decreases in the valuation allowance of $51,000 and $ zero for the six and three month periods ended April 30, 2000, respectively) on revenues of $28,000 and $ zero for the six and three months ended April 30, 2000, respectively, as compared to operating losses of $54,000 and $25,000 (net of decreases in the valuation allowance of $621,000 and $88,000 for the six and three month periods ended April 30, 1999, respectively) on revenues of $186,000 and $24,000 for the same periods in fiscal 1999. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

         Inventory on Consignment - The Company had approximately $650,000 and $1,358,000 of art inventory on consignment with third party dealers at April 30, 2000 and October 31, 1999, respectively.

7.       PROPERTY AND EQUIPMENT

         Included in property and equipment were the cost of buildings of approximately $2.5 million at April 30, 2000 and October 31, 1999.

8.       NOTES RECEIVABLE

         Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $82,000 and $158,000 at April 30, 2000 and October 31, 1999, respectively.

9.       INVESTMENTS AVAILABLE FOR SALE

         At April 30, 2000 the investments available for sale consisted of the following:

                                                April 30,       October 31,
     ($ 000's Omitted)                            2000             1999
                                               -----------      -----------


         Aggregate market value.................   $  203           $  192
                                                   ------           ------


         Aggregate carrying value...............   $  203           $  192
                                                   ------           ------


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

         For the six months ended April 30, 2000 Canal recognized an unrealized gain on investments available for sale of $12,000. Additionally, in fiscal 1999 Canal recognized an unrealized loss on investments available for sale of $7,000, both of which are shown in a separate component of Stockholders' Equity (see
Note 12).

10.      BORROWINGS

         At April 30, 2000, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                           April 30,       October 31,
                                              2000            1999
                                          -----------      -----------
                                          (Unaudited)       (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 2,540         $   833


11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............         0           1,153


9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............         0             381


10 1/2% mortgage note (adjuste
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..         0               0


Other Note................................         0             320
                                             -------         -------


Total ....................................     2,540           2,687

Less -- current maturities ...............         0              75
                                             -------         -------


Long-term debt ...........................   $ 2,540         $ 2,612
                                             -------         -------

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

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2000, the balance due under these notes was $2,540,000 all of which is classified as long-term debt-related party.

11.      VALUATION RESERVE

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

12.      SUBSEQUENT EVENT
          ----------------

As discussed in Notes 1 and 9 to the financial statements, Canal has an investment in a company in which it, together with other affiliated entities, comprises a reporting group for regulatory purposes. Canal carries this investment at its market value (any unrealized gains or losses are reflected in Stockholders' Equity), which was approximately $203,000 at April 30, 2000. On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code. Since the announcement, the market value of this investment has declined to approximately $65,000. Management is closely monitoring this situation, however, it does not have sufficient information at this time to determine if the decline in market value is other than temporary. Accordingly, no further adjustment has been reflected in the financial statements.

                      Management's Discussion and Analysis
                      ------------------------------------
                Of Results of Operations and Financial Condition
                ------------------------------------------------
                For the Six and Three Months Ended April 30, 2000
                -------------------------------------------------


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

2000 COMPARED TO 1999

         Canal recognized net income of $57,000 for the six month period ended April 30, 2000 as compared to net income of $1,334,000 for the same period in fiscal 1999. After recognition of an unrealized gain on investments held for sale of $12,000 for the six month period ended April 30, 2000 the Company recognized comprehensive income of $68,000 for the six month period ended April 30, 2000 as compared to comprehensive income of $1,417,000 for the same period in fiscal 1999. Further, after recognition of preferred stock dividend payments of $120,000 for the six month period ended April 30, 2000, the Company recognized a loss applicable to common stockholders of $52,000 ($0.01 per common share) for the six month period ended April 30, 2000 as compared to net income applicable to common stockholders of $1,321,000 ($0.31 per common share) for the same period in fiscal 1999. Included in the 2000 results is other income of approximately $134,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt.

         Canal's revenues from continuing operations consist of revenues from its real estate, stockyards (fiscal 2000 only) and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Total revenues decreased by $1,330,000 or 30.8% to $2,988,000 and by $2,181,000 to $1,402,000 or 60.9%
for the six and three month periods ended April 30, 2000, as compared to the revenues for the same period in fiscal 1999. The fiscal 2000 decrease is due primarily to a decrease in sales of real estate of approximately $3,100,000 which was offset to a certain extent by the inclusion of the Company's new stockyard operations which contributed $2,463,000 (82.4%) to the fiscal 2000 year to date revenues. This new contribution to revenues was offset by a decrease in ground lease income ($439,000) which the Company had received from the former stockyard operator.

REAL ESTATE REVENUES

Real estate revenues for the six months ended April 30, 2000 of $497,000 accounted for 16.6% of the first half revenues as compared to real estate revenues of $4,131,000 or 95.7% for the same period in 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (100.0% and 12.6%), ground lease income (0.0% and 10.6%), volume based rental income (0.0% and 0.5%) and sale of real estate and other income (0.0% and 76.3%) for the six months ended April 30, 2000 and 1999, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in sales of real estate during fiscal 2000 and the Company's re-entry into the stockyard business which eliminated the ground lease income received from the former stockyard operator. Additionally, the January 1999 permanent closing of the Fargo meat packing plant eliminated the volume based rental income which the Company had been receiving.

Real estate revenues for the three months ended April 30, 2000 of $243,000 accounted for 17.3% of the second quarter revenues as compared to real estate revenues of $3,560,000 or 99.3% for the same period in 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (100.0% and 7.4%), ground lease income (0.0% and 5.8%), volume based rental income (0.0% and 0.0%) and sale of real estate and other income (0.0% and 86.8%) for the three months ended January 31, 2000 and 1999, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in sales of real estate during fiscal 2000 and to the Company's re-entry into the stockyard business which eliminated the ground lease income received from the former stockyard operator. Additionally, the January 1999 permanent closing of the Fargo meat packing plant eliminated the volume based rental income which the Company had been receiving.

REAL ESTATE EXPENSES

Real estate expenses for the six months ended April 30, 2000 of $399,000 decreased by $1,526,000 (79.3%) from $1,925,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (58.8% and 10.7%), depreciation and amortization (13.1% and 5.0%), taxes other than income taxes (17.4% and 4.9%), cost of real estate sold (0.0% and 77.4%) and general and administrative expenses (10.7% and 2.0%) for the three months ended April 30, 2000 and 1999, respectively. The percentage variations in year to year comparisons are also due to the decreased real estate sales in fiscal 2000 combined with the changes in the nature of the Company's operations as discussed above.

Real estate expenses for the three months ended April 30, 2000 of $202,000 decreased by $1,465,000 (87.9%) from $1,667,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (57.9% and 6.4%), depreciation and amortization (13.1% and 2.7%), taxes other than income taxes (16.9% and 2.8%), cost of real estate sold (0.0% and 86.8%) and general and administrative expenses (12.1% and 1.3%) for the three months ended April 30, 2000 and 1999, respectively. The percentage variations in year to year comparisons are also due to the decreased real estate sales in fiscal 2000 combined with the changes in the nature of the Company's operations as discussed above.

STOCKYARD OPERATIONS

On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota. As discussed above, Canal had no similar operations in fiscal 1999 for comparison purposes.

STOCKYARD REVENUES

         Stockyard revenues for the six and three months ended April 30, 2000 were $2,463,000 and $1,160,000, respectively. Stockyard revenues are comprised of yard handling and auction (88.5% and 88.5%), feed and bedding income (6.4% and 6.2%), rental income (0.1% and 0.1%) and other income (5.0% and 5.2%) for the six and three month periods ended April 30, 2000. There were no similar operations in fiscal 1999.

STOCKYARD EXPENSES

         Stockyard expenses for the six and three months ended April 30, 2000 were $1,963,000 and $931,000, respectively. Stockyard expenses are comprised of labor and related costs (46.3% and 47.8%), other operating and maintenance (23.4% and 23.1%), feed and bedding expense (6.2% and 6.3%), depreciation and amortization (0.4% and 0.4%), taxes other than income taxes (7.1% and 6.6%) and general and administrative (19.6% and 15.8%) for the six and three month periods ended April 30, 2000. There were no similar operations in fiscal 1999.

ART OPERATIONS - GENERAL

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

         Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first three months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of April 30, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

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

ART REVENUES

         Art revenues for the six months ended April 30, 2000 of $28,000 decreased $158,000 from $186,000 for the same period in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the six month period ended April 30, 2000 and 1999, respectively. The Company's art inventory was reduced through sales by $22,000 in the first half of fiscal 2000.

         Art revenues for the three months ended April 30, 2000 of $ zero decreased $24,000 from $24,000 for the same period in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the three month period ended April 30, 2000 and 1999, respectively.

ART EXPENSES

         Art expenses for the six months ended April 30, 2000 of $36,000 decreased by $204,000 from $240,000 for the same period in 1999. Art expenses (net of a valuation allowance of $51,000 in fiscal 2000 and $621,000 in fiscal
1999) consisted of the cost of art sold (59.8% and 90.7%) and selling, general and administrative expenses (40.2% and 9.3%) for the six month period ended April 30, 2000 and 1999, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

         Art expenses for the three months ended April 30, 2000 of $7,000 decreased by $42,000 from $49,000 for the same period in 1999. Art expenses (net of a valuation allowance of $ zero in fiscal 2000 and $88,000 in fiscal 1999) consisted of the cost of art sold (10.0% and 77.2%) and selling, general and administrative expenses (100.0% and 22.8%) for the three month period ended April 30, 2000 and 1999, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the six months ended April 30, 2000 of $542,000 increased $26,000 (5.0%) from $516,000 for the same period in 1999. The major components of general and administrative expenses are officers salaries (41.5% and 41.8%), rent (8.3% and 5.7%), legal and professional fees (6.8% and 7.0%), insurance (10.0% and 11.6%) and office salaries (11.0% and 10.8%) for the six month periods ended April 30, 2000 and 1999, respectively.

         General and administrative expenses for the three months ended April 30, 2000 of $274,000 increased $21,000 (8.3%) from $253,000 for the same period in 1999. The major components of general and administrative expenses are officers salaries (41.8% and 42.5%), rent (8.3% and 1.9%), legal and professional fees (6.7% and 7.1%), insurance (9.8% and 11.8%) and office salaries (11.3% and 11.0%) for the three month period ended April 30, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME

         Interest and other income for the six months ended April 30, 2000 increased by $129,000 to $139,000 from $10,000 for the same period in 1999. Included in the fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt. Interest and other income for the three months ended April 30, 2000 increased by $1,000 to $5,000 from $4,000 for the same period in 1999.

INTEREST EXPENSE

         Interest expense for the six months ended April 30, 2000 decreased 58.5% to $130,000 as compared to $312,000 for the same period in 1999. Interest expense for the three months ended April 30, 2000 decreased 55.7% to $64,000 as compared to $143,000 for the same period in 1999. The fiscal 2000 decrease is due primarily to a reduction in aggregate debt outstanding at April 30, 2000 as compared to the same period in 1999. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

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

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2000, the balance due under these notes was $2,540,000 all of which is classified as long-term debt related party.

         Cash and cash equivalents of $107,000 at April 30, 2000 decreased $309,000 from $416,000 at October 31, 1999. Net cash used by operations so far in fiscal 2000 was $82,000. Substantially all of the fiscal 2000 net proceeds from related party loans and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses. During fiscal 2000 Canal reduced its long-term debt by $147,000.

         At April 30, 2000 and October 31, 1999, the Company's current liabilities exceeded current assets by $0.3 million. The only required principal repayments under Canal's debt agreements for fiscal 2000 will be from the proceeds (if any) of the sale of certain assets.

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

OTHER FACTORS

         Some of the statements in this Form 10-Q, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS:

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


                                        Canal Capital Corporation
                                        -----------------------------
                                              Registrant

                                        /s/ Reginald Schauder
                                        -----------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer



Date: June 13, 2000