Form 10-Q
period 2000-07-31
CANAL CAPITAL CORP
filed 2000-09-14
CIK 101821

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
               For the quarterly period ended July 31, 2000
                                              -------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from _____ to _____

                                     Commission File No. 1-8709
                                                         ------

                   Canal Capital Corporation and Subsidiaries
             (Exact name of registrant as specified in its charter)

          Delaware                                         51-0102492
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    717 Fifth Avenue, New York, NY                           10022
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (212) 826-6040
                                                    ----------------

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at August 31, 2000
---------------------------                  4,326,929
Common stock, $0.01 par value               -----------

(This document contains 31 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2000
                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ...........................     3

Part I - Financial Information .......................     4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2000
       and October 31, 1999 ..........................     5

     Statements of Consolidated Operations and
       Comprehensive Income for the Nine and Three
       Month Periods ended July 31, 2000 and 1999.....     7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Nine Month and
       One Year Periods ended July 31, 2000 and
       October 31, 1999 ..............................    11

     Statements of Consolidated Cash Flows for the
       Nine Month Periods ended July 31, 2000 and
       1999 ..........................................    12

     Notes to Consolidated Financial Statements ......    13

Item II.  Management's Discussion and Analysis of
          Financial Condition ........................    21

     Capital Resources and Liquidity .................    26
     Other Factors ...................................    27

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk .........................    28

Part II - Other Information ..........................    29
     Items 1 through 6 ...............................    30

     Signatures ......................................    31

                        ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:


We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2000, the related consolidated statements of operations and comprehensive income for the nine and three month periods ended July 31, 2000 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2000. These consolidated financial statements are the responsibility of the company's management.

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



New York, N.Y.                              /s/ Todman & Co., CPA's,P.C.
                                            ------------------------------------
September 7, 2000                           TODMAN & CO., CPA's,P.C.
                                            Certified Public Accountants (N.Y.)

                                  PART I
                           FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2000 AND OCTOBER 31, 1999

                                                          JULY 31,          OCTOBER 31,
                                                            2000               1999
                                                        (UNAUDITED           (AUDITED)
                                                        -----------        ------------

ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                        $    29,739        $    416,191
       NOTES AND ACCOUNTS RECEIVABLE, NET                   173,717             321,065
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
           $ 1,500,000 AT BOTH JULY 31, 2000 AND
           OCTOBER 31, 1999                                 500,000             500,000
       STOCKYARDS INVENTORY                                  24,993              13,189
       INVESTMENTS                                           90,317             191,833
       PREPAID EXPENSES                                      71,594             218,645
                                                        -----------        ------------

            TOTAL CURRENT ASSETS                            890,360           1,660,923
                                                        -----------        ------------
NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
           ACCUMULATED DEPRECIATION OF $1,395,461
           AND $ 1,307,638 AT JULY 31, 2000 AND
             OCTOBER 31, 1999, RESPECTIVELY               3,128,999           3,088,550
                                                        -----------        ------------

      PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
           ACCUMULATED DEPRECIATION OF $13,902 AND
           $2,500 AT JULY 31, 2000 AND OCTOBER
           31, 1999, RESPECTIVELY                         1,236,098           1,247,500
                                                        -----------        ------------

      ART INVENTORY NON-CURRENT, NET OF A
           VALUATION ALLOWANCE OF $ 1,227,950
           AND $1,278,700 AT JULY 31, 2000
            AND OCTOBER 31, 1999, RESPECTIVELY              696,657             734,907
                                                        -----------        ------------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE              977,695             977,695
       DEFERRED LEASING AND FINANCING COSTS                  13,394              16,337
       DEPOSITS AND OTHER                                   229,173             207,973

                                                          1,220,262           1,202,005

                                                        $ 7,172,376         $ 7,933,885
                                                        ===========         ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2000 AND OCTOBER 31, 1999

                                                         JULY  31,          OCTOBER 31,
                                                           2000                1999
                                                        (UNAUDITED)         (AUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       CURRENT PORTION OF LONG-TERM DEBT                $         0        $     75,000
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES              1,616,323           1,879,611
       INCOME TAXES PAYABLE                                     479              10,108
                                                        -----------        ------------

         TOTAL CURRENT LIABILITIES                        1,616,802           1,964,719
                                                        -----------        ------------


LONG-TERM DEBT, LESS CURRENT PORTION                              0           1,778,710
LONG-TERM DEBT, RELATED PARTY                             2,522,000             833,000
                                                        -----------        ------------

                                                          2,522,000           2,611,710
                                                        -----------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 4,407,614 AND
       3,879,258 SHARES ISSUED AND OUTSTANDING
       AT JULY 31, 2000 AND OCTOBER 31, 1999,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 40,076,140
       AND $38,792,580 AT JULY 31, 2000 AND
       OCTOBER 31, 1999, RESPECTIVELY                        44,076              38,793

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JULY 31, 2000 AND OCTOBER 31, 1999,
       RESPECTIVELY                                          53,138              53,138

  ADDITIONAL PAID-IN CAPITAL                             27,481,053          27,274,159

  ACCUMULATED DEFICIT                                   (11,192,731)        (10,758,188)

  986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST                          (11,003,545)        (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                            (1,903,176)         (1,903,176)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                              (445,241)           (343,725)

                                                          3,033,574           3,357,456

                                                       $  7,172,376        $  7,933,885
                                                       ============        ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

                                                         2000            1999
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------     -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              $        0       $3,568,000
    RENTAL INCOME                                       736,787          751,780
    GROUND LEASE INCOME                                       0          600,400
    VOLUME BASED RENTAL INCOME                                0           21,645
    OTHER INCOME                                             75           10,391
                                                     ----------       ----------
                                                        736,862        4,952,216
                                                     ----------       ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                  0        1,690,796
    LABOR, OPERATING AND MAINTENANCE                    324,946          327,200
    DEPRECIATION AND AMORTIZATION                        79,963          126,242
    TAXES OTHER THAN INCOME TAXES                       103,400          141,193
    GENERAL AND ADMINISTRATIVE                           66,092           59,459
                                                     ----------       ----------
                                                        574,401        2,344,890
                                                     ----------       ----------
INCOME FROM REAL ESTATE OPERATIONS                      162,461        2,607,326
                                                     ----------       ----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         2,833,211                0
    FEED AND BEDDING INCOME                             207,768                0
    RENTAL INCOME                                         2,746                0
    OTHER INCOME                                        164,793                0
                                                     ----------       ----------
                                                      3,208,518                0
                                                     ----------       ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                           1,307,659                0
    OTHER OPERATING AND MAINTENANCE                     641,655                0
    FEED AND BEDDING EXPENSE                            153,186                0
    DEPRECIATION AND AMORTIZATION                        11,402                0
    TAXES OTHER THAN INCOME TAXES                       200,767                0
    GENERAL AND ADMINISTRATIVE                          411,993                0
                                                     ----------       ----------
                                                      2,726,662                0
                                                     ----------       ----------
INCOME FROM STOCKYARD OPERATIONS                        481,856                0
                                                     ----------       ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                  Continued ...

                                                          2000            1999
                                                      (UNAUDITED)      (UNAUDITED)
                                                      -----------      -----------

ART OPERATIONS:
 ART REVENUES:
    SALES                                               51,500          186,400
    OTHER REVENUES                                           0                0
                                                        51,500          186,400
 ART EXPENSES:
    COST OF ART SOLD                                    89,000          839,986
    VALUATION RESERVE                                  (50,750)        (621,300)
    SELLING, GENERAL AND ADMINISTRATIVE                 21,752           32,762

                                                        60,002          251,448
LOSS FROM ART OPERATIONS                                (8,502)         (65,048)


GENERAL AND ADMINISTRATIVE EXPENSE                    (814,879)        (760,119)
(LOSS) INCOME FROM OPERATIONS                         (179,064)       1,782,159
OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                              139,075           10,514
  INTEREST EXPENSE                                     (43,676)        (184,148)
  INTEREST EXPENSE-RELATED PARTY                      (149,341)        (202,000)
  OTHER EXPENSE                                              0                0
                                                       (53,942)        (375,634)
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                               (233,006)       1,406,525
PROVISION (BENEFIT) FOR INCOME TAXES                         0                0
NET (LOSS) INCOME                                     (233,006)       1,406,525
OTHER COMPREHENSIVE INCOME (LOSS):
  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                  (101,516)          (7,225)
COMPREHENSIVE (LOSS) INCOME                        $  (334,522)     $ 1,399,300
                                                   ===========      ===========
(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                      $     (0.10)     $      0.28
                                                   ===========      ===========
AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999

                                                          2000            1999
                                                      (UNAUDITED)     (UNAUDITED)
                                                      -----------     -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                               $       0        $ 423,000
    RENTAL INCOME                                       239,773          231,775
    GROUND LEASE INCOME                                       0          161,600
    VOLUME BASED RENTAL INCOME                                0                0
    OTHER INCOME                                              0            4,983
                                                      ---------        ---------
                                                        239,773          821,358
                                                      ---------        ---------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                  0          200,694
    LABOR, OPERATING AND MAINTENANCE                     90,118          122,147
    DEPRECIATION AND AMORTIZATION                        27,737           29,590
    TAXES OTHER THAN INCOME TAXES                        34,200           46,800
    GENERAL AND ADMINISTRATIVE                           23,404           20,919
                                                      ---------        ---------
                                                        175,459          420,150
                                                      ---------        ---------
INCOME FROM REAL ESTATE OPERATIONS                       64,314          401,208
                                                      ---------        ---------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                           652,737                0
    FEED AND BEDDING INCOME                              49,771                0
    RENTAL INCOME                                           990                0
    OTHER INCOME                                         41,876                0
                                                      ---------        ---------
                                                        745,374                0
                                                      ---------        ---------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             399,680                0
    OTHER OPERATING AND MAINTENANCE                     181,640                0
    FEED AND BEDDING EXPENSE                             30,507                0
    DEPRECIATION AND AMORTIZATION                         3,826                0
    TAXES OTHER THAN INCOME TAXES                        62,225                0
    GENERAL AND ADMINISTRATIVE                           85,717                0
                                                      ---------        ---------
                                                        763,595                0
                                                      ---------        ---------
(LOSS) FROM STOCKYARD OPERATIONS                        (18,221)               0
                                                      ---------        ---------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                  Continued ...

                                                          2000            1999
                                                      (UNAUDITED)     (UNAUDITED)
                                                      -----------     -----------

ART OPERATIONS:
 ART REVENUES:
    SALES                                               24,000                0
    OTHER REVENUES                                           0                0
                                                   -----------      -----------
                                                        24,000                0
                                                   -----------      -----------
 ART EXPENSES:
    COST OF ART SOLD                                    16,500              740
    VALUATION RESERVE                                        0                0
    SELLING, GENERAL AND ADMINISTRATIVE                  7,114           10,529
                                                   -----------      -----------

                                                        23,614           11,269
                                                   -----------      -----------
INCOME (LOSS) FROM ART OPERATIONS                          386          (11,269)
                                                   -----------      -----------


GENERAL AND ADMINISTRATIVE EXPENSE                    (272,963)        (244,132)
                                                   -----------      -----------
(LOSS) INCOME FROM OPERATIONS                         (226,484)         145,807
                                                   -----------      -----------
OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                                  112            1,010
  INTEREST EXPENSE                                           0          (60,212)
  INTEREST EXPENSE-RELATED PARTY                       (63,501)         (14,000)
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------
                                                       (63,389)         (73,202)
                                                   -----------      -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                               (289,873)          72,605
PROVISION (BENEFIT) FOR INCOME TAXES                         0                0
                                                   -----------      -----------
NET (LOSS) INCOME                                     (289,873)          72,605
OTHER COMPREHENSIVE INCOME (LOSS):
  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                  (113,076)         (90,317)
                                                   -----------      -----------
COMPREHENSIVE (LOSS) INCOME                        $  (402,949)     $   (17,712)
                                                   ===========      ===========
(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                      $     (0.09)     $      0.00
                                                   ===========      ===========
AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 1999 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)

                                 COMMON STOCK                PREFERRED STOCK
                                    NUMBER                       NUMBER
                                      OF                           OF                        PAID-IN
                                    SHARES        AMOUNT         SHARES         AMOUNT       CAPITAL
                                 ------------   -----------  ---------------  ---------    -----------

BALANCE, OCTOBER 31, 1998           5,313,794   $    53,138     3,411,681   $    34,117   $27,033,046
 NET INCOME (LOSS)                          0             0             0             0             0
 PREFERRED STOCK DIVIDEND                   0             0       467,577         4,676       241,113
 MINIMUM PEN. LIAB. ADJUSTMENT              0             0             0             0             0
 UNREALIZED LOSS ON INVESTMENTS             0             0             0             0             0
                                    ---------   -----------     ---------   -----------   -----------
BALANCE, OCTOBER 31, 1999           5,313,794        53,138     3,879,258        38,793    27,274,159
 NET INCOME (LOSS)                          0             0             0             0             0
 PREFERRED STOCK DIVIDEND                   0             0        21,500         6,283       206,894
 MINIMUM PEN. LIAB. ADJUSTMENT              0             0             0             0             0
 UNREALIZED LOSS ON INVESTMENTS             0             0             0             0             0
                                    ---------   -----------     ---------   -----------   -----------

BALANCE, JULY 31, 2000              5,313,794   $    53,138     3,900,758   $    44,076   $27,481,053
                                    =========   ===========     =========   ===========   ===========

                              RETAINED    -COMPREHENSIVE   (LOSS) INCOME-     TREASURY
                              EARNINGS       VALUATION       UNREALIZED         STOCK
                              DEFICIT         RESERVE       GAIN ON INV.       AT COST
                              -------         -------       ------------       -------

BALANCE, OCTOBER 31, 1998   ($11,808,043)   ($ 1,896,838)   $   (257,383)   ($11,003,545)
 NET INCOME (LOSS)             1,285,004               0               0               0
 PREFERRED STOCK DIVIDEND       (235,149)              0               0               0
 MINIMUM PEN. LIAB. ADJ.               0          (6,338)              0               0
 UNREALIZED LOSS ON INV.               0               0         (86,342)              0
                            ------------    ------------    ------------    ------------
BALANCE, OCTOBER 31, 1999    (10,758,188)   ($ 1,903,176)       (343,725)    (11,003,545)
 NET INCOME (LOSS)              (233,006)              0               0               0
 PREFERRED STOCK DIVIDEND       (201,537)              0               0               0
 MINIMUM PEN. LIAB. ADJ.               0               0               0               0
 UNREALIZED LOSS ON INV.               0               0        (101,516)              0
                            ------------    ------------    ------------    ------------
BALANCE, JULY 31, 2000      ($11,192,731)   ($ 1,903,176)   $   (445,241)   ($11,003,545)
                            ============    ============    ============    ============

                 CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

                                                            2000           1999
                                                        (UNAUDITED)    (UNAUDITED)
                                                        -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                    $  (233,006)   $ 1,406,525

  ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                            99,587        137,289
   GAIN  ON SALES OF REAL ESTATE                                 0     (1,877,204)

CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET                   147,348           (283)
     ART INVENTORY, NET                                     38,250        214,218
     PREPAID EXPENSES AND OTHER, NET                       127,267       (268,590)
     PAYABLES AND ACCRUED EXPENSES, NET                   (272,917)      (754,742)
                                                       -----------    -----------
NET CASH (USED) PROVIDED
    BY OPERATING ACTIVITIES                                (93,471)    (1,142,787)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE                             0      3,568,000
  PROCEEDS FROM SALE OF INVESTMENTS                              0              0
  CAPITAL EXPENDITURES                                    (128,271)      (231,235)
                                                       -----------    -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES          (128,271)     3,336,765
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                              1,725,000        525,000
  TRANSFERS TO LONG-TERM DEBT                                    0        337,082
  REPAYMENT OF CURRENT PORTION OF LONG-TERM                (75,000)             0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS               (1,814,710)    (2,612,496)
                                                       -----------    -----------
NET CASH (USED) BY FINANCING ACTIVITIES                   (164,710)    (1,750,414)
                                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (386,452)       443,564
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             416,191         33,358
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $    29,739    $   476,922
                                                       ===========    ===========

NOTE: Canal made federal and state income tax payments of $12,000 and $20,000 and interest payments of $193,000 and $386,000 in the nine month periods ended July 31, 2000 and 1999, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    NINE AND THREE MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)

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

     Canal continues to closely monitor and reduce where possible its overhead expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program, development and/or sale of its non-income producing properties and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A) Principles of Consolidation The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     B) Investments Available for Sale Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders' Equity.

     C) Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2000 and the results of its operations and its cash flows for the nine month period ended July 31, 2000. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 1999 and the notes thereto which are contained in Canal's 1999 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2000.

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

     Real estate operations resulted in operating income of $162,000 and $64,000 for the nine and three month periods ended July 31, 2000, respectively, as compared to $2,607,000 and $401,000 for the same periods in fiscal 1999. Additionally, real estate operations contributed $737,000 and $240,000 to Canal's revenues for the nine and three month periods ended July 31, 2000, respectively, as compared to $4,952,000 and $821,000 for the same periods in fiscal 1999.

     As of July 31, 2000, there are approximately 250 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

     Stockyard operations resulted in operating income of $482,000 and an operating loss of $18,000 while contributing $3,209,000 and $745,000 to Canal's revenues for the nine and three month periods ended July 31, 2000, respectively. The summer months traditionally produce the lowest level of receipts in the stockyard operations. As discussed above Canal had no similar operations in fiscal 1999.

6.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $650,000 at July 31, 2000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 44% ($526,258) and 56% ($670,399) and 44% ($542,758) and 56% ($692,149) of total art inventory at July 31, 2000 and October 31, 1999, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first nine months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of July 31, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

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

     Canal's art operations have generated operating losses of $9,000 and operating income of $1,000 (net of decreases in the valuation allowance of $51,000 and $ zero for the nine and three month periods ended July 31, 2000, respectively) on revenues of $52,000 and $24,000 for the nine and three months ended July 31, 2000, respectively, as compared to operating losses of $65,000 and $11,000 (net of decreases in the valuation allowance of $621,000 and zero for the nine and three month periods ended July 31, 1999, respectively) on revenues of $186,000 and zero for the same periods in fiscal 1999. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had approximately $1,273,000 and $1,358,000 of art inventory on consignment with third party dealers at July 31, 2000 and October 31, 1999, respectively.

7.   PROPERTY AND EQUIPMENT

     Included in property and equipment were the cost of buildings of approximately $2.5 million at July 31, 2000 and October 31, 1999.

8.   NOTES RECEIVABLE

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $80,000 and $158,000 at July 31, 2000 and October 31, 1999, respectively.

9.   INVESTMENTS AVAILABLE FOR SALE

     At July 31, 2000 the investments available for sale consisted of the following:

                                               July 31,       October 31,
     ($ 000's Omitted)                          2000             1999
                                              ----------      -----------
     Aggregate market value.................   $   90           $  192
     Aggregate carrying value...............   $   90           $  192

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

     For the nine months ended July 31, 2000 Canal recognized an unrealized loss on investments available for sale of $102,000. Additionally, in fiscal 1999 Canal recognized an unrealized loss on investments available for sale of $7,000, both of which are shown in a separate component of Stockholders' Equity.

10. BORROWINGS

     At July 31, 2000, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                            July 31,       October 31,
                                              2000            1999
                                          -----------      -----------
                                          (Unaudited)      (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 2,522         $   833

11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $14..............         0           1,153

9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $5...............         0             381

10 1/2% mortgage note (adjusted
 periodically to prime plus 1 3/4%);
 original principal amount $556 due
 January 15, 2013; payable in monthly
 installments (including interest) of $6..         0               0

Other Note................................         0             320
                                             -------         -------
Total ....................................     2,522           2,687
Less -- current maturities ...............         0              75
                                             -------         -------
Long-term debt ...........................   $ 2,522         $ 2,612
                                             -------         -------

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of July 31, 2000, the balance due under these notes was $2,522,000 all of which is classified as long-term debt-related party.

11.  PENSION VALUATION RESERVE

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

                 ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2000


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

2000 COMPARED TO 1999

     Canal recognized a net loss of $233,000 for the nine month period ended July 31, 2000 as compared to net income of $1,407,000 for the same period in fiscal 1999. After recognition of an unrealized loss on investments held for sale of $102,000 for the nine month period ended July 31, 2000 the Company recognized a comprehensive loss of $335,000 for the nine month period ended July 31, 2000 as compared to comprehensive income of $1,399,000 for the same period in fiscal 1999. Further, after recognition of preferred stock dividend payments of $202,000 for the nine month period ended July 31, 2000, the Company recognized a loss applicable to common stockholders of $537,000 ($0.12 per common share) for the nine month period ended July 31, 2000 as compared to net income applicable to common stockholders of $1,221,000 ($0.28 per common share) for the same period in fiscal 1999. Included in the 2000 results is other income of approximately $134,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt. Included in the 1999 results are gains on the sales of real estate of approximately $1,877,000. There have been no sales of real estate to date in fiscal 2000.

     Canal's revenues from continuing operations consist of revenues from its real estate, stockyards (fiscal 2000 only) and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Total revenues decreased by $1,142,000 or 22.2% to $3,997,000 and increased by $188,000 to $1,009,000 or
22.9% for the nine and three month periods ended July 31, 2000, as compared to the revenues for the same period in fiscal 1999. The fiscal 2000 decrease is due primarily to a decrease in sales of real estate of approximately $3,568,000 which was offset to a certain extent by the inclusion of the Company's new stockyard operations which contributed $3,209,000 (80.3%) to the fiscal 2000 year to date revenues. This new contribution to revenues was offset by a decrease in ground lease income ($600,000) which the Company had received from the former stockyard operator.

REAL ESTATE REVENUES

     Real estate revenues for the nine months ended July 31, 2000 of $737,000 accounted for 18.4% of the nine month revenues as compared to real estate revenues of $4,952,000 or 96.4% for the same period in 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (100.0% and 15.7%), ground lease income (0.0% and 12.0%), volume based rental income (0.0% and 0.1%) and sale of real estate and other income (0.0% and 72.2%) for the nine months ended July 31, 2000 and 1999, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in sales of real estate during fiscal 2000 and the Company's re-entry into the stockyard business which eliminated the ground lease income received from the former stockyard operator. Additionally, the January 1999 permanent closing of the Fargo meat packing plant eliminated the volume based rental income which the Company had been receiving.

     Real estate revenues for the three months ended July 31, 2000 of $240,000 accounted for 23.8% of the third quarter revenues as compared to real estate revenues of $821,000 or 100.0% for the same period in 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (100.0% and 28.2%), ground lease income (0.0% and 19.7%), volume based rental income (0.0% and 0.0%) and sale of real estate and other income (0.0% and 52.1%) for the three months ended January 31, 2000 and 1999, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in sales of real estate during fiscal 2000 and to the Company's re-entry into the stockyard business which eliminated the ground lease income received from the former stockyard operator. Additionally, the January 1999 permanent closing of the Fargo meat packing plant eliminated the volume based rental income which the Company had been receiving.

REAL ESTATE EXPENSES

     Real estate expenses for the nine months ended July 31, 2000 of $574,000 decreased by $1,771,000 (75.5%) from $2,345,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (56.7% and 14.0%), depreciation and amortization (13.8% and 5.4%), taxes other than income taxes (18.0% and 6.0%), cost of real estate sold (0.0% and 72.1%) and general and administrative expenses (11.5% and 2.5%) for the three months ended July 31, 2000 and 1999, respectively. The percentage variations in year to year comparisons are also due to the decreased real estate sales in fiscal 2000 combined with the changes in the nature of the Company's operations as discussed above.

     Real estate expenses for the three months ended July 31, 2000 of $175,000 decreased by $245,000 (58.3%) from $420,000 for the same period in 1999. Real estate expenses were comprised of labor, operating and maintenance (51.4% and 14.0%), depreciation and amortization (15.8% and 5.4%), taxes other than income taxes (19.5% and 6.0%), cost of real estate sold (0.0% and 72.1%) and general and administrative expenses (13.3% and 2.5%) for the three months ended July 31, 2000 and 1999, respectively. The percentage variations in year to year comparisons are also due to the decreased real estate sales in fiscal 2000 combined with the changes in the nature of the Company's operations as discussed above.

STOCKYARD OPERATIONS

     On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota. As discussed above, Canal had no similar operations in fiscal 1999 for comparison purposes.

STOCKYARD REVENUES

     Stockyard revenues for the nine and three months ended July 31, 2000 were $3,209,000 and $745,000, respectively. Stockyard revenues are comprised of yard handling and auction (88.3% and 87.6%), feed and bedding income (6.5% and 6.7%), rental income (0.1% and 0.1%) and other income (5.1% and 5.6%) for the nine and three month periods ended July 31, 2000. The summer months traditionally produce the lowest level of receipts in the stockyard operations. There were no similar operations in fiscal 1999.

STOCKYARD EXPENSES

     Stockyard expenses for the nine and three months ended July 31, 2000 were $2,727,000 and $764,000, respectively. Stockyard expenses are comprised of labor and related costs (48.0% and 52.3%), other operating and maintenance (23.5% and 23.8%), feed and bedding expense (5.6% and 4.0%), depreciation and amortization (0.4% and 0.5%), taxes other than income taxes (7.4% and 8.2%) and general and administrative (15.1% and 11.2%) for the nine and three month periods ended July 31, 2000. There were no similar operations in fiscal 1999.

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

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In the first three months of fiscal 2000 Canal applied against sales $51,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,728,000 as of July 31, 2000. Additionally, in fiscal 1999 Canal applied against sales $621,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,779,000 as of October 31, 1999.

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

ART REVENUES

     Art revenues for the nine months ended July 31, 2000 of $52,000 decreased $134,000 from $186,000 for the same period in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the nine month period ended July 31, 2000 and 1999, respectively. The Company's art inventory was reduced through sales by $38,000 in the first nine months of fiscal 2000.

     Art revenues for the three months ended July 31, 2000 of $24,000 increased $24,000 from $ zero for the same period in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 0.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the three month period ended July 31, 2000 and 1999, respectively. The Company's art inventory was reduced through sales by $17,000 in the third quarter of fiscal 2000.

ART EXPENSES

     Art expenses for the nine months ended July 31, 2000 of $60,000 decreased by $191,000 from $251,000 for the same period in 1999. Art expenses (net of a valuation allowance of $51,000 in fiscal 2000 and $621,000 in fiscal 1999) consisted of the cost of art sold (80.4% and 96.2%) and selling, general and administrative expenses (19.6% and 3.8%) for the nine month period ended July 31, 2000 and 1999, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

     Art expenses for the three months ended July 31, 2000 of $24,000 increased by $13,000 from $11,000 for the same period in 1999. Art expenses (net of a valuation allowance of $ zero in fiscal 2000 and $ zero in fiscal 1999) consisted of the cost of art sold (69.9% and 93.4%) and selling, general and administrative expenses (30.1% and 6.6%) for the three month period ended July 31, 2000 and 1999, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the nine months ended July 31, 2000 of $815,000 increased $55,000 (7.2%) from $760,000 for the same period in 1999.
The major components of general and administrative expenses are officers salaries (41.7% and 42.6%), rent (8.3% and 4.0%), legal and professional fees (6.7% and 7.1%), insurance (9.9% and 11.8%) and office salaries (11.1% and 11.0%) for the nine month periods ended July 31, 2000 and 1999, respectively.

     General and administrative expenses for the three months ended July 31, 2000 of $273,000 increased $29,000 (11.8%) from $244,000 for the same period in
1999. The major components of general and administrative expenses are officers salaries (42.0% and 42.9%), rent (8.2% and 0.1%), legal and professional fees (6.7% and 7.1%), insurance (9.9% and 12.0%) and office salaries (11.3% and 11.2%) for the three month period ended July 31, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME

     Interest and other income for the nine months ended July 31, 2000 increased by $129,000 to $139,000 from $10,000 for the same period in 1999. Included in the fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt. Interest and other income for the three months ended July 31, 2000 decreased by $1,000 to $ zero from $1,000 for the same period in 1999.

INTEREST EXPENSE

     Interest expense for the nine months ended July 31, 2000 decreased 50.0% to $193,000 as compared to $386,000 for the same period in 1999. Interest expense for the three months ended July 31, 2000 decreased 14.4% to $64,000 as compared to $74,000 for the same period in 1999. The fiscal 2000 decrease is due primarily to a reduction in aggregate debt outstanding at July 31, 2000 as compared to the same period in 1999. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of July 31, 2000, the balance due under these notes was $2,522,000 all of which is classified as long-term debt related party.

     Cash and cash equivalents of $30,000 at July 31, 2000 decreased $386,000 from $416,000 at October 31, 1999. Net cash used by operations so far in fiscal 2000 was $93,000. Substantially all of the fiscal 2000 net proceeds from related party loans and the proceeds from the sale of art was used to reduce outstanding debt and accrued expenses. During fiscal 2000 Canal reduced its long-term debt by $165,000.

     At July 31, 2000 and October 31, 1999, the Company's current liabilities exceeded current assets by $0.7 million and $0.3 million, respectively. The only required principal repayments under Canal's debt agreements for fiscal 2000 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any derivative financial instruments in our marketable securities portfolio as of July 31, 2000. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities which are classified as available-for-sale as of July 31, 2000. Canal's related party mortgage notes have fixed interest rates therefore, the fair value of these instruments is not affected by changes in market interest rates. Canal believes that the market risk arising from holding its financial instruments is not material.

     Information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                  PART II
                             OTHER INFORMATION
                             -----------------

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



                                        CANAL CAPITAL CORPORATION
                                              Registrant



                                        /s/ Reginald Schauder
                                        ----------------------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer



Date: September 12, 2000