Form 10-K
period 2000-10-31
CANAL CAPITAL CORP
filed 2001-01-25
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


               X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE  SECURITIES  EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2001, was approximately $196,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2001 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Description                                                                 Page

                                     PART I

ITEM   1.  Business......................................................     1

ITEM   2.  Properties....................................................     8

ITEM   3.  Legal Proceedings.............................................     9

ITEM   4.  Submission of Matters to a Vote of Stockholders...............    10

                                     PART II

ITEM   5.  Market for Registrant's Common Stock and Related
           Stockholder Matters...........................................    11

ITEM   6.  Selected Financial Data.......................................    12

ITEM   7.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition.................    14

ITEM   8.  Financial Statements and Supplementary Data...................    23

ITEM   9.  Disagreements on Accounting and Financial
           Disclosure....................................................    23

                                    PART III

ITEM  10.  Directors and Executive Officers of the Registrant............    24

ITEM  11.  Executive Compensation........................................    25

ITEM  12.  Security Ownership of Certain Beneficial Owners
           and Management................................................    29

ITEM  13.  Certain Relationships and Related Transactions................    30

                                     PART IV

ITEM  14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...........................................    31

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

     Stockyard Operations - As a result of an August 1, 1999 asset purchase agreement, Canal now operates three central public stockyards located in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota (collectively the "Stockyards"). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company's principal stockyard revenues are derived from a per head charge ("yardage charge") imposed on all livestock and the sale of feed and bedding. See "Stockyard Operations".

     Art Operations - Canal's art dealing operations consist primarily of inventories held for resale of antiquities primarily from ancient Mediterranean cultures and contemporary art primarily of one artist. See "Art Operations".

B. Factors That May Affect Future Results

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be beyond the Company's control. Such factors include, without limitation: overall economic conditions; competition for tenants in the agribusiness; the ability of the Company's tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company's art operations; the effects of forgery and counterfeiting on the Company's art operations; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company's indebtedness. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

C. Real Estate Operations

     General

     Real estate operations, which relate primarily to Canal's current and former agribusiness operations, resulted in operating income of $0.5 million, while contributing $1.7 million to Canal's revenues for fiscal 2000. Canal is involved in the management, development or sale of its agribusiness related real estate properties at its current and former stockyard locations.

     During fiscal 2000, Canal sold approximately 75 acres of land for $0.7 million generating operating income of $0.3 million. Included in the 2000 sales was a 45 acre parcel of land located in South St. Paul, Minnesota which was sold to the City of South St. Paul, Minnesota and a 30 acre parcel of land located in St. Joseph, Missouri which was sold to a storage facility operator.

     During fiscal 2000, Canal experienced moderate success in increasing the occupancy rate in its South St. Paul, Minnesota Exchange Building. The occupancy of this building increased to 60% from 50% during the year. Canal will continue to aggressively pursue additional tenants for this building in fiscal 2001. In fiscal 1999 Canal changed building managers for this property and has made a number of improvements to the building which management believes has made this building more competitive in the South St. Paul market.

     As of October 31, 2000, there are approximately 184 acres of undeveloped land owned by Canal adjacent to its current and former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.

     Former Agribusiness Operations

     In connection with the 1989 sale of its stockyard operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyard operations. The Lease was a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years and $1.0 million per year adjusted for CPI increases thereafter. In addition, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards.

     As discussed above, as part of the 1989 agreement Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. In March 1999 Canal entered into a Settlement Agreement and Mutual Release (the "Settlement") with Federal Beef Processors, Inc. ("Federal") the operator of the meat packing plant in Fargo, North Dakota. Under the terms of the Settlement the packing plant lease was terminated, all litigation between the parties was dismissed with prejudice and fee title to the improvements on the leased property reverted to Canal.

     In September, 1998 Canal sold a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the 17 acres of land leased to the stockyards operator. In April 1999, Canal sold to the stockyard operator the 31 acres located in South St. Paul, Minnesota which was subject to the Lease. Finally, in August 1999 Canal bought the operating assets of the remaining three stockyards subject to the Lease from the operator. All the obligations of the lessor under the Lease terminated as of October 31, 1999.

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

D. Stockyard Operations

     General

     On August 1, 1999, Canal purchased the operating assets of three public stockyards (formerly subject to the Master Lease between the Company and United Market Services - See "Former Agribusiness Operations") located in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

     Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The livestock handled by the Company's stockyards include cattle, hogs, and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

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

     As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph and Sioux City stockyards have solicitation operations of their own which accounts for approximately 50% and 10% of their livestock volume annually, respectively.

     Canal intends to continue its soliciting efforts at its St. Joseph and Sioux City stockyards in fiscal 2001. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

     Stockyard operations resulted in operating income of approximately $0.5 million while contributing approximately $4.1 million to Canal's revenues for fiscal 2000.

     Risk

     Stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

     Competition

     Canal competes in the area of public stockyards with other regional public stockyards and sale barns, some of which are substantially larger and have greater financial resources than Canal. To a certain extent, Canal's stockyard revenues are dependent on the ability of the market agencies and independent commission sales people at each of Canal's stockyard locations to compete within the region.

E. Art Operations

     General

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $624,000 at October 31, 2000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($653,899) and 44% ($542,758) and 56% ($692,149) of total art inventory at October 31, 2000 and 1999, respectively.

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

     Art operations resulted in an operating loss of approximately $16,000 while contributing approximately $52,000 to Canal's revenues for fiscal 2000.

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

F. Investments Available for Sale

     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officer and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and any unrealized gains or losses are reflected in Stockholders' Equity. The realized gains or losses, if any, are recognized in operating results.

     Canal recognized unrealized losses on investments of $zero, $86,000 and $873,000 for the years ended October 31, 2000, 1999 and 1998, respectively, which are shown as a separate component of Stockholders' Equity. On May 3, 2000 the company Canal has invested in filed for reorganization under Chapter 11 of the Bankruptcy Code. At October 31, 2000, Canal determined that the decline in market value of its investment in this company was permanent, and accordingly, recognized a realized loss on investments in marketable securities of $466,917 in fiscal 2000. In accordance with Canal's accounting policies, the fiscal 2000 realized loss of $466,917 resulted in a current year charge to Stockholders' Equity of $123,192 because the balance of $343,725 had been charged directly to Stockholders' Equity in prior years.

G. Employees

     At December 31, 2000, Canal had approximately 100 employees.

ITEM 2. Properties

     Canal's real estate properties located in six Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation (three of which are once again operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2000 include:


                                                             Leased    Held for
                       Year     Total   Exchange   Stkyds   to Third   Develop-
  Location           Acquired  Site(2)   Bldgs.  Opertns(1)  Parties   ment (3)
  --------           --------  ------   -------- ---------  --------   --------
St. Joseph, MO         1942       98         2        21         0        75
West Fargo, ND         1937       81         0         0         0        81
S. St. Paul, MN        1937       35         5         0        13        17
Sioux City, IA         1937       53         0        24        19        10
Omaha, NE              1976       11         0         0        11         0
Sioux Falls, SD        1937       33         1        30         1         1
                                ----      ----      ----      ----      ----
    Total                        311         8        75        44       184
                                ----      ----      ----      ----      ----


The following schedule shows the average occupancy rate and average rental rate at each of Canal's four Exchange Buildings:


                                2000                        1999
                       ----------------------     -----------------------
                       Occupancy   Average(5)     Occupancy   Average(5)
Location                  Rate    Rental Rate        Rate     Rental Rate
--------               ---------  -----------     ---------   -----------
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
West Fargo, ND(4)          N/A        N/A             N/A         N/A
S. St. Paul, MN            60%      $12.00            50%       $12.29



NOTES
-----
(1) As a result of an August 1, 1999 asset purchase agreement, Canal now operates three central public stockyards.

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

     Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in U.S. District Court in Minnesota on September 23, 1997, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly Pine Valley Meats, Inc. and referred to herein as "Pine Valley") to recover unpaid livestock fees and charges (estimated to be as much as $1,000,000) due from Pine Valley under a 1936 Agreement between the predecessors of Pine Valley and Canal. Upon Pine Valley's motion, the Court entered an order dated February 23, 1998 granting summary judgment and dismissing Canal's complaint. Canal appealed the dismissal to the U.S. District Court of Appeals for the Eighth Circuit, which reversed the dismissal and reinstated Canal's complaint.

     On April 9, 1999, Pine Valley served an answer and counterclaim in which it denied any liability for livestock fees and alleged that the 1936 Agreement violates Section 1 of the Sherman Antitrust Act and the Minnesota Antitrust Law. Pine Valley alleges any livestock fee obligation under the 1936 Agreement constitutes an illegal tying arrangement whereby Canal's predecessor attempted to tie the purchase of land for the operation of the meat packing plant to the purchase of cattle at the stockyards by assessing yardage fees on all cattle purchased for slaughter at the packing plant even if the stockyards provides no services with respect to the cattle. Pine Valley seeks as relief a declaratory judgment that the 1936 Agreement is unenforceable, an injunction preventing
Canal from enforcing the fee provisions of the 1936 Agreement, and treble damages for the alleged violation by Canal and its predecessor of the federal and state antitrust laws, together with attorneys' fees. Pine Valley has not specified a dollar amount of the alleged antitrust damages which it has stated is the amount paid by Pine Valley in livestock fees.

     On December 20, 2000, the U.S. District Court in Minnesota ruled in Canal's favor granting its motion for summary judgment, thereby establishing Pine Valley's liability to Canal for unpaid livestock fees. Additionally, the court denied all of Pine Valley's assorted defenses and counter claims. This matter will now be set for trial to determine the amount of damages due Canal from Pine Valley.

ITEM 4. Submission of Matters to a Vote of Shareholders

     None.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stock Matters

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2000 as reported on the "pink sheets" were:


                                   Fiscal 2000           Fiscal 1999
                               -------------------   --------------------
Quarter Ended                    High       Low         High        Low
                                 ----       ---         ----        ---

October 31 .................    $ 1/4 --  $ 1/16       $ 1/4  --  $ 1/8
July 31 ....................      1/4 --    1/16         1/4  --    1/8
April 30 ...................      1/2 --    1/16         1/4  --    1/8
January 31 .................      1/4 --    1/16         1/4  --    1/8


     There were no cash dividends paid during fiscal 2000 or 1999. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2001, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                             (000'S OMITTED, EXCEPT PER SHARE DATA)

     YEARS ENDED OCTOBER 31,               2000          1999          1998          1997         1996
OPERATING DATA:
  REVENUES FROM CONTINUING OPERATIONS   $ 5,768(1)    $ 7,584(2)   $ 4,457(3)    $ 5,311(4)    $ 9,049(5)

NET (LOSS) INCOME                       $  (922)      $ 1,285      $(1,413)      $(1,001)      $   842(6)


(LOSS) INCOME PER SHARE:

BASIC                                   $ (0.27)      $  0.24      $ (0.37)      $ (0.27)      $  0.16

DILUTED                                 $ (0.27)      $  0.24      $ (0.37)      $ (0.27)      $  0.16


   CASH DIVIDENDS PAID                  $  0.00       $  0.00      $  0.00       $  0.00       $  0.00


WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                 4,327         4,327        4,327         4,327         4,327

  - DILUTED(7)                            4,327         4,327        4,327         5,327         5,327

     AT OCTOBER 31,                       2000      1999      1998      1997      1996
BALANCE SHEET DATA:

  CURRENT ASSETS                        $ 1,569   $ 1,661   $ 1,197   $ 2,151   $ 2,015
  PROPERTY ON OPERATING LEASES, NET       3,098     3,088     5,861     5,323     7,106
  PROPERTY USED AS STOCKYARDS             1,237     1,248         0         0         0
  ART INVENTORY NON_CURRENT                 697       735       949     2,311     3,089
  OTHER ASSETS                              860     1,202     1,500     3,175     3,279

TOTAL ASSETS                            $ 7,461   $ 7,934   $ 9,507   $12,960   $15,489

  CURRENT LIABILITIES                   $ 2,215   $ 1,965   $ 2,186   $ 2,068   $ 3,426
  LONG_TERM DEBT                          2,522     2,612     5,167     6,050     6,980
  STOCKHOLDERS' EQUITY                    2,724     3,357     2,154     4,842     5,083

TOTAL LIAB. & STOCKHOLDERS'EQUITY (8)   $ 7,461   $ 7,934   $ 9,507   $12,960   $15,489

COMMON SHARES OUTSTANDING AT YEAR_END     4,327     4,327     4,327     4,327     4,327

ITEM 6. Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily to a $4.1 million decrease in sales of real estate coupled with the elimination of $0.6 million ground lease income, which decreases were offset to a certain extent by a $3.1 million increase in revenues from stockyard operations (represents a full year operation in fiscal 2000 as compared to three months in fiscal 1999).

(2) The revenue increase was due primarily to a $3.4 million increase in sales of real estate coupled with the $1 million of revenue from the new stockyard operations.

(3) The revenue decrease was due primarily to a $1.1 million decrease in sales of real estate.

(4) The revenue decrease was due primarily to a $2.7 million decrease in sales of real estate.

(5) The revenue increase was due primarily to a $4.4 million increase in sales of real estate which was attributable to the Sioux City, Iowa lease termination and property sale.

(6) Includes a $3.8 million gain on the sale of real estate offset by a $1.7 million loss from art operations which included a $1.5 million increase in the art inventory valuation allowance.

(7) Weighted average number of diluted shares have been calculated to give effect to certain convertible notes issued in March 1994.

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

     Canal recognized a net loss of $0.9 million for 2000 as compared to the 1999 net income of $1.3 million and the 1998 net loss of $1.4 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2000, 1999 and 1998) of $266,000 in 2000, $235,000 in 1999 and $200,000 in 1998, the results attributable to common stockholders were a net loss of $1.3 million in 2000, net income of $1.1 million in 1999 and a net loss of $1.6 million in 1998. Canal's 2000 net loss of $0.9 million is due primarily to a $0.5 million realized loss on investments and marketable securities (reflecting a permanent diminution in the investments value) combined with a significant decrease in gains on real estate sales ($2.1 million) in the current year. These decreases were offset to a certain extent by a $0.4 million increase in income from stockyard operations (reflecting a full years operation in fiscal 2000 as compared to three months in fiscal 1999) and recognition of a $0.1 million extraordinary gain on early retirement of debt. Canal's 1999 net income of $1.3 million is due primarily to a $1.9 million increase in its gain on sales of real estate (due to a $3.4 million increase in real estate sales) in the current year. This was offset to a certain extent by a $0.8 million decrease in Canal's real estate operations rental income, which was the result of Canal's sale of certain income producing property including the Omaha, Nebraska property in September 1998 and the 31 acres leased for stockyard operations located in South St. Paul, Minnesota in April 1999.

     Canal's revenues from continuing operations consist of revenues from its real estate operations, stockyard operations (twelve months in fiscal 2000, three months in fiscal 1999 and zero months in fiscal 1998) and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues in 2000 decreased by $1.8 million to $5.8 million as compared with 1999 revenues which had increased by $3.1 million to $7.6 million from 1998 revenues of $4.5 million. As discussed above, the fiscal

2000 decrease is due primarily to the $4.1 million decrease in sales of real estate coupled with the elimination of the ground lease and volume based rental incomes of $0.6 million, which were offset to a certain extent by a $3.1 million increase in revenue from stockyard operations (reflecting a full year's operation in fiscal 2000 as compared to three months of operations in fiscal
1999). The fiscal 1999 increase was due primarily to the $3.4 million increase in sales of real estate; the inclusion (fiscal 1999 only) of revenues from Canal's newly acquired stockyard operations of $1.0 million, which were offset by a $0.8 million decrease in rental income from real estate operations.

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

     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001. The purchasers of these notes included certain entities controlled by the Company's Chairman, the Company's Chief Executive Officer and members of their families. The notes carried interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal's ability to pay cash dividends or repurchase stock; require principal prepayments to be made only out of the proceeds from the sale of certain assets, and required the accrual of additional interest (to be paid at maturity) of approximately three percent per annum.

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

     On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of October 31, 2000, the balance due under these notes was $2,522,000, all of which is classified as long-term debt-related party.

     Cash and cash equivalents of $87,000 at October 31, 2000 decreased $329,000 or 79.0% from $416,000 at October 31, 1999. Net cash used by operations in fiscal 2000 was $0.7 million. Substantially all of the 2000 net proceeds from the sale of real estate of $0.7 million and the proceeds from the sale of art of $0.1 million less the cash used in operations was used to reduce outstanding debt and accrued expenses.

     During 2000 Canal reduced its variable rate mortgage notes by $0.1 million and other long-term debt by $0.1 million for a net 2000 debt reduction of $0.2 million.

     At October 31, 2000 the Company's current liabilities exceed current assets by $0.6 million (which was an increase of $0.9 million) as compared to October 31, 1999 when the Company's current liabilities exceeded current assets by $0.3 million, which represented a decrease of $0.7 million from 1998. The fiscal 2000 change in the Company's liquidity is due primarily to the significant decrease in real estate sales experienced during the year. The only required principal repayments under Canal's debt agreements for fiscal 2001 will be from the proceeds (if any) of the sale of certain assets.

     Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2000 COMPARED TO 1999

Real Estate Revenues

     Real estate revenues for 2000 of $1.7 million accounted for 28.7% of the 2000 revenues as compared to revenues of $6.4 million or 84.9% for 1999. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (58.7% and 15.8%), Ground lease income (0.0% and 9.2%), volume based rental income (0.0% and 0.3%) and sale of real estate and other income (41.3% and 74.7%) for 2000 and 1999, respectively. The 2000 decrease is due primarily to the $4.1 million decrease in sales of real estate, combined with decreases in ground lease ($0.6) and volume based ($0.1)rental income. The decrease in ground lease income of $0.6 million is due to Canal's August 1, 1999 purchase of the stockyard assets in Sioux City, Iowa; St. Joseph, Missouri and Sioux Falls, South Dakota, thereby terminating the ground lease. The decrease in volume based rental income of $0.1 million is due to the permanent closing of the packing plant in West Fargo, North Dakota by its operator in January, 1999. The percentage variations in the year to year comparisons are due primarily to the significant decrease in real estate sales for fiscal 2000.

Real Estate Expenses

     Real estate expenses for 2000 of $1.2 million decreased by $2.3 million (66.7%) from $3.5 million in 1999. Real estate expenses are comprised of labor, operating and maintenance (36.6% and 14.3%), depreciation and amortization (9.4% and 4.4%), taxes other than income taxes (11.8% and 9.0%), cost of real estate sold (34.8% and 69.9%),and general and administrative and other expenses (7.4% and 2.4%) for 2000 and 1999, respectively. The 2000 decrease in real estate expenses is due primarily to the $2.0 million decrease in cost of real estate sold in fiscal 2000. The percentage variations in year to year comparisons is also due primarily to the decrease in the cost of real estate sold in fiscal 2000.

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

     Canal has its art inventory appraised by independent appraisers annually. The 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000 as compared to $2,778,700 and $3,400,000 at October 31, 1999 and 1998,
respectively.

     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of real estate, raising of new capital and further restructuring of debt. Some of these measures were successfully implemented in fiscal 2000.

Art Revenues

     Art revenues for 2000 of $52,000 decreased  $134,000 or 72.4% from $186,000 in 1999. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for 2000 and 1999, respectively. The Company's art inventory was reduced through sales by $0.1 million and $0.8 in fiscal years 2000 and 1999, respectively.

Art Expenses

     Art expenses for 2000 of $0.1 million decreased by $0.2 million (74.4%) from $0.3 million in 1999. Art expenses (excluding valuation allowances) consisted of the cost of art sold (75.5% and 95.1%) and selling, general and administrative expenses (24.5% and 4.9%) for 2000 and 1999, respectively. Included in art expenses is a $0.1 million and a $0.6 million reduction in the valuation allowance against the Company's art inventory (see Note 9 to the Consolidated Financial Statements) for fiscal years 2000 and 1999, respectively.

General and Administrative

     General and administrative expenses for 2000 of $1.3 million increased slightly (2.7%) from $1.3 million in 1999. The major components of general and administrative expenses are officers salaries (34.5% and 33.6%), rent (6.8% and 8.2%), legal and professional fees (9.4% and 3.4%), insurance (15.2% and 10.6%) and office salaries (9.2% and 8.7%) for 2000 and 1999, respectively. The percentage increase in legal and professional fees is due to a sharp increase in legal fees associated with the Pine Valley lawsuit. The percentage increase in insurance reflects a combination of increased coverage and increases in premiums charged. The percentage increases in officers salaries and office salaries reflects salary increases given in fiscal 2000.

Interest and Other Income

     Interest and other income of $140,000 for 2000 decreased $10,000 (7.1%) from $150,000 in fiscal 1999. Interest and other income amounts are comprised primarily of dividend and interest income.

Interest Expense

     Interest expense for 2000 of $0.3 million decreased by $0.2 million (44.8%) from $0.5 million in 1999. The 2000 decrease is due primarily to the aggregate reduction in the outstanding debt. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2000 as compared to averages of 11.00% and 12.00% in fiscal 1999 and 1998, respectively. At October 31, 2000 the outstanding balance of these notes was $2,522,000.

Realized Loss on Investments

     At October 31, 2000, Canal determined that the decline in the market value of its investments available for sale was permanent, and accordingly, recognized a realized loss of approximately $467,000 in fiscal 2000. There were no such realized losses in fiscal 1999. In accordance with Canal's accounting policies, the fiscal 2000 realized loss of $466,917 resulted in a current year charge to Stockholders' Equity of $123,192 because the balance of $343,725 had been charged directly to equity in prior years.

Other Expense

     Other expense of $179,000 for 2000 increased $40,000 (29.2)from $139,000 in fiscal 1999.

1999 COMPARED TO 1998

Real Estate Revenues

     Real estate revenues for 1999 of $6.4 million accounted for 84.9% of the 1999 revenues as compared to revenues of $4.2 million or 95.1% for 1998. Real estate revenues are comprised of rental income from Exchange Building (commercial office space) rentals and other lease income from the rental of vacant land and certain structures (15.8% and 32.5%), Ground lease income (9.2% and 21.8%), volume based rental income (0.3% and 3.0%) and sale of real estate and other income (74.7% and 42.7%) for 1999 and 1998, respectively. The 1999 increase is due primarily to the $3.4 million increase in sales of real estate, offset by the combined $0.8 million decrease in rental ($0.4) ground lease ($0.3) and volume based ($0.1) income. The decrease in rental income of $0.4 million is due primarily to Canal's September 1998 sale of its Omaha, Nebraska property. The decrease in ground lease income of $0.3 million is due to the April 1999 sale of the South St. Paul, Minnesota stockyard property combined with Canal's August 1, 1999 purchase of the stockyard assets in Sioux City, Iowa; St. Joseph, Missouri and Sioux Falls, South Dakota, thereby terminating the ground lease. The decrease in volume based rental income of $0.1 million is due to the permanent closing of this plant by its operator in January, 1999. The percentage variations in the year to year comparisons are due to the significant increase in real estate sales for fiscal 1999.

Real Estate Expenses

     Real estate expenses for 1999 of $3.5 million increased by $1.0 million (41.7%) from $2.5 million in 1998. Real estate expenses are comprised of labor, operating and maintenance (14.3% and 36.2%), depreciation and amortization (4.4% and 8.8%), taxes other than income taxes (9.0% and 9.9%), cost of real estate sold (69.9% and 41.5%),and general and administrative and other expenses (2.4% and 3.6%) for 1999 and 1998, respectively. The 1999 increase in real estate expenses is due primarily to the $1.4 million increase in cost of real estate sold offset by the combined $0.4 million decrease in other real estate expenses which resulted primarily from Canal's September 1999 sale of the Omaha, Nebraska property. The percentage variations in year to year comparisons is due primarily to the increase in the cost of real estate sold for fiscal 1999.

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

     Canal has its art inventory appraised by independent appraisers annually. The 1999 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 1999 Canal applied against sales $621,300 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,778,700 as of October 31, 1999 as compared to $3,400,000 and $2,850,000 at October 31, 1998 and 1997,
respectively.

     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared. The provision contemplates the loss that could result if the level of sale anticipated was achieved.

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

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sales of real estate, raising of new capital and further restructuring of debt. Some of these measures were successfully implemented in fiscal 1999.

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

General and Administrative

     General and administrative expenses for 1999 of $1.3 million increased $0.1 million (5.3%) from $1.2 million in 1998. The major components of general and administrative expenses are officers salaries (33.6% and 35.4%), rent (8.2% and 7.8%), legal and professional fees (3.4% and 9.9%), insurance (10.6% and 12.9%) and office salaries (8.7% and 9.2%) for 1999 and 1998, respectively. The percentage increase in legal and professional fees is due to a sharp increase in legal fees associated with the Pine Valley lawsuit. The percentage increase in rent reflects the increase in rent expense for Canal's New York office space. The percentage decreases in officers salaries, insurance and office salaries is a result of the aggregate increase in total general and administrative expenses for fiscal 1999.

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


ITEM 9. Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 2000 the Board of Directors held one meeting, and the Executive Committee held five meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

     Asher B. Edelman, age 61, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Dynacore Holdings Corporation, formerly known as Datapoint Corporation ("Dynacore") since March 1985 and has been Datapoint's Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

     Michael E. Schultz, age 64, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

     Gerald N. Agranoff, age 54, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Dynacore and has been a Director of Dynacore since 1991. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

     Reginald Schauder, age 51, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

     There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2000 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

    Name and Principal
         Position                  Year                  Salary
--------------------------         ----                ---------
Michael E. Schultz                 2000                $ 175,000
President and Chief                1999                $ 165,000
  Executive Officer                1998                $ 165,000

Asher B. Edelman                   2000                $ 175,000
Chairman of the Board              1999                $ 165,000
  and Executive Committee          1998                $ 165,000

Reginald Schauder                  2000                $ 108,700
Vice President, Chief              1999                $ 101,200
  Financial Officer                1998                $ 101,200
  Treasurer and Secretary

     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $36,000, $53,000 and $42,000 for fiscal years 2000, 1999 and 1998, respectively.

Retirement Plans

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

     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2000. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Value

                               Number of Securities       Value of Unexercised
                              Underlying Unexercised      In-the-Money Options
Name                        Options at Fiscal Year End     At Fiscal Year End
------------------------    --------------------------    --------------------
Michael E. Schultz                    255,500*                    $ -0-

Asher B. Edelman                       20,000*                    $ -0-

Reginald Schauder                       8,000*                    $ -0-


* All options were exercisable at October 31, 2000.

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

     During the 2000 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2000, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.

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

     In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. Certain funds of the Company have been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates are directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included Dynacore Holdings Corporation (formerly known as Datapoint Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2001 were:


                          SECURITIES BENEFICIALLY OWNED

                                 No. of Common Shares     Percent of Class
      Name                      Beneficially owned (a)    of Common Stock
      ----                      ----------------------    ----------------
Asher B. Edelman                     2,483,415 (c)             57.13

Michael E. Schultz                     314,335 (c)              6.86

William G. Walters                     234,440 (b)              5.42


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

SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 2001, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                                No. of Common Shares    Percent of Class
     Name                      Beneficially owned (a)   of Common Stock
     ----                      ----------------------   ----------------
Gerald Agranoff                       25,000 (b)              0.57
Asher B. Edelman                   2,483,415 (c)(d)          57.13

Reginald Schauder                      8,100 (e)              0.19

Michael E. Schultz                   314,335 (f)(g)           6.86
                                   ---------
All Directors and Officers
  as a group (4 persons)           2,830,850                 61.07
                                   =========

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

     (c) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 20,000 shares subject to options granted to Mr. Edelman which are presently exercisable, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ("Edelman Family Partnership"), of which Mr. Edelman is the general partner, 413,750 shares of common stock owned by the Edelman Value Fund Ltd. (the "Fund") of which Mr. Edelman is the investment manager, 43,830 shares of common stock owned by Edelman Value Partners, L.P. ("Value Partners"), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ("Canal Retirement Plan"), of which

Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund's securities. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 137,750 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,660 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 236,500 shares of common stock owned by Mr. Edelman's mother, 39,865 shares of common stock owned by Mr. Edelman's former wife and 30,510 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children, of which Mr. Edelman's former wife is the custodian, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Includes 100 shares owned directly and 8,000 shares subject to options which are presently exercisable.

     (f) Includes 58,835 shares owned directly and 255,500 shares subject to options which are presently exercisable.

     (g) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

     See: "Compensation Committee Interlocks and Insider Participation"

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1.    Financial Statements and Notes

               See accompanying index to consolidated financial statements.

     (a) 2.    Schedules and Supplementary Note

               None

     (a) 3.    Exhibits

               See accompanying index to exhibits.

     (b)       Reports on Form 8-K

               During the quarter ended October 31, 2000 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January, 2001.


                                          CANAL CAPITAL CORPORATION


                                          By: /s/ Michael E. Schultz
                                              ----------------------------------
                                              Michael E. Schultz
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                       Date
       ---------                       -----                       ----

/s/ Michael E. Schultz          President and Chief
-----------------------    Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)   January 25, 2001

/s/ Reginald Schauder         Vice President-Finance
-----------------------       Secretary and Treasurer
Reginald Schauder            (Principal Financial and
                                 Accounting Officer)         January 25, 2001

/s/ Asher B. Edelman           Chairman of the Board
-----------------------            and Director              January 25, 2001
Asher B. Edelman

/s/ Gerald N. Agranoff
-----------------------
Gerald N. Agranoff                   Director               January 25, 2001

                       FORM 10-K -- ITEM 14(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

(a) 1. Financial Statements --

     Independent Accountants Report.....................................    F-2

     Consolidated Balance Sheets October 31, 2000 and 1999..............    F-3

       Consolidated Statements of Operations and Comprehensive
       Income for the years ended October 31, 2000, 1999
       and 1998.........................................................    F-5

     Consolidated Statements of Changes in Stockholders'
       Equity for the years ended October 31, 2000, 1999
       and 1998.........................................................    F-7

     Consolidated Statements of Cash Flows for the
       years ended October 31, 2000, 1999 and 1998......................    F-8

     Notes to Consolidated Financial Statements.........................    F-9

                         INDEPENDENT ACCOUNTANTS REPORT

To the Stockholders of Canal Capital Corporation:

     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of operations & comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 to the financial statements, the Company has suffered recurring losses from operations in eight of the last ten years and is involved in various litigations. All of these matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                             /s/ Todman & Co., CPAs,P.C.
                                             -----------------------------------
New York, N.Y.                               TODMAN & CO., CPAs, P.C.
January 11, 2001                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999


                                                      2000         1999
                                                      ----         ----
                          ASSETS

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                       $   87,269   $  416,191
  NOTES AND ACCOUNTS RECEIVABLE, NET                 736,388      321,065
  ART INVENTORY, NET OF A VALUATION ALLOWANCE
    OF $ 1,500,000 AT BOTH OCTOBER 31,
    2000 AND 1999                                    500,000      500,000
  STOCKYARDS INVENTORY                                21,361       13,189
  INVESTMENTS                                         68,641      191,833
  PREPAID EXPENSES                                   154,875      218,645
                                                  ----------   ----------
      TOTAL CURRENT ASSETS                         1,568,534    1,660,923
                                                  ----------   ----------
NON_CURRENT ASSETS:

  PROPERTY ON OPERATING LEASES, NET OF
    ACCUMULATED DEPRECIATION OF $ 1,420,681
    AND $ 1,307,638 AT OCTOBER 31, 2000
    AND 1999, RESPECTIVELY                         3,097,938    3,088,550
                                                  ----------   ----------
  PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
    ACCUMULATED DEPRECIATION OF $ 18,458
    AND $ 2,500 AT OCTOBER 31, 2000 AND
    1999, RESPECTIVELY                             1,237,476    1,247,500
                                                  ----------   ----------
  ART INVENTORY NON_CURRENT, NET OF A
    VALUATION ALLOWANCE OF $ 1,227,950
    AND $1,278,700 AT OCTOBER 31, 2000 AND
    1999, RESPECTIVELY                               696,657      734,907
                                                  ----------   ----------
OTHER ASSETS:

  PROPERTY HELD FOR DEVELOPMENT OR RESALE            647,669      977,695
  DEFERRED LEASING AND FINANCING COSTS                 8,202       16,337
  DEPOSITS AND OTHER                                 204,421      207,973
                                                  ----------   ----------
                                                     860,292    1,202,005
                                                  ----------   ----------
                                                  $7,460,897   $7,933,885
                                                  ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999


                                                       2000             1999
                                                       ----             ----
           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  CURRENT PORTION OF LONG-TERM DEBT                $          0    $     75,000
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES               2,209,724       1,879,611
  INCOME TAXES PAYABLE                                    5,379          10,108
                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                         2,215,103       1,964,719
                                                   ------------    ------------
LONG_TERM DEBT, LESS CURRENT PORTION                          0       1,778,710
LONG_TERM DEBT, RELATED PARTY                         2,522,000         833,000
                                                   ------------    ------------
                                                      2,522,000       2,611,710
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
    5,000,000 SHARES AUTHORIZED; 4,407,614 AND
    3,879,258 SHARES ISSUED AND OUTSTANDING AT
    OCTOBER 31, 2000 AND 1999, RESPECTIVELY AND
    AGGREGATE LIQUIDATION PREFERENCE OF $10.00
    PER SHARE FOR $ 44,076,140 AND $ 38,792,580
    AT OCTOBER 31, 2000 AND 1999, RESPECTIVELY           44,076          38,793

  COMMON STOCK, $0.01 PAR VALUE:
    10,000,000 SHARES AUTHORIZED; 5,313,794
    SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
    AT OCTOBER 31, 2000 AND 1999, RESPECTIVELY           53,138          53,138

  ADDITIONAL PAID_IN CAPITAL                         27,545,053      27,274,159

  ACCUMULATED DEFICIT                               (11,945,307)    (10,758,188)

  986,865 SHARES OF COMMON STOCK
    HELD IN TREASURY, AT COST                       (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                        (1,969,621)     (1,903,176)

    UNREALIZED (LOSS) ON INVESTMENTS
      AVAILABLE FOR SALE                                      0        (343,725)
                                                   ------------    ------------
                                                      2,723,794       3,357,456
                                                   ------------    ------------
                                                   $  7,460,897    $  7,933,885
                                                   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                           2000          1999          1998
                                           ----          ----          ----
REAL ESTATE OPERATIONS:
  REAL ESTATE REVENUES:
  SALE OF REAL ESTATE                  $   684,516   $ 4,794,570   $ 1,434,439
  RENTAL INCOME                            972,920     1,014,925     1,376,714
  GROUND LEASE INCOME                            0       592,011       924,000
  VOLUME BASED RENTAL INCOME                     0        21,645       125,617
  OTHER INCOME                                 250        16,364       375,000
                                       -----------   -----------   -----------
                                         1,657,686     6,439,515     4,235,770
                                       -----------   -----------   -----------

REAL ESTATE EXPENSES:
  COST OF REAL ESTATE SOLD                 404,928     2,435,630     1,019,509
  LABOR, OPERATING AND MAINTENANCE         424,917       499,143       891,809
  DEPRECIATION AND AMORTIZATION            108,751       153,430       216,572
  TAXES OTHER THAN INCOME TAXES            136,400       313,743       240,415
  GENERAL AND ADMINISTRATIVE                86,342        81,051        89,352
                                       -----------   -----------   -----------
                                         1,161,338     3,482,997     2,457,657
                                       -----------   -----------   -----------

INCOME FROM REAL ESTATE OPERATIONS         496,348     2,956,518     1,778,113
                                       -----------   -----------   -----------

STOCKYARD OPERATIONS:
  STOCKYARD REVENUES:
  YARD HANDLING AND AUCTION            $ 3,588,697   $   851,014   $         0
  FEED AND BEDDING INCOME                  262,717        64,388             0
  RENTAL INCOME                              3,788           758             0
  OTHER INCOME                             204,081        41,587             0
                                       -----------   -----------   -----------
                                         4,059,283       957,747             0
                                       -----------   -----------   -----------

STOCKYARD EXPENSES:
  LABOR AND RELATED COSTS                1,703,285       402,658             0
  OTHER OPERATING AND MAINTENANCE          829,880       197,625             0
  FEED AND BEDDING EXPENSE                 199,328        50,215             0
  DEPRECIATION AND AMORTIZATION             15,958         2,500             0
  TAXES OTHER THAN INCOME TAXES            261,322        57,533             0
  GENERAL AND ADMINISTRATIVE               507,223       106,428             0
                                       -----------   -----------   -----------
                                         3,516,996       816,959             0
                                       -----------   -----------   -----------

INCOME FROM STOCKYARD OPERATIONS           542,287       140,788             0
                                       -----------   -----------   -----------

ART OPERATIONS:
  ART REVENUES:
  SALES                                $    51,500   $   186,400   $   220,800
  OTHER REVENUES                                 0             0             0
                                       -----------   -----------   -----------
                                            51,500       186,400       220,800
                                       -----------   -----------   -----------

ART EXPENSES:
  COST OF ART SOLD                          89,000       839,986       814,936
  VALUATION RESERVE                        (50,750)     (621,300)      550,000
  SELLING, GENERAL AND ADMINISTRATIVE       28,888        43,736        39,920
                                       -----------   -----------   -----------
                                            67,138       262,422     1,404,856
                                       -----------   -----------   -----------

LOSS FROM ART OPERATIONS                   (15,638)      (76,022)   (1,184,056)
                                       -----------   -----------   -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                                  Continued ...

                                                2000           1999            1998
                                                ----           ----            ----
GENERAL AND ADMINISTRATIVE EXPENSE           (1,317,829)    (1,283,021)    (1,218,239)
                                            -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS                  (294,832)     1,738,263       (624,182)
                                            -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  INTEREST AND OTHER INCOME                     139,703        150,385        147,744
  INTEREST EXPENSE                              (43,676)      (227,685)      (333,424)
  INTEREST EXPENSE-RELATED PARTY               (213,188)      (237,451)      (464,300)
  REALIZED LOSS ON INVESTMENTS                 (466,917)             0              0
  OTHER EXPENSE                                (179,000)      (138,508)      (139,308)
                                            -----------    -----------    -----------
                                               (763,078)      (453,259)      (789,288)
                                            -----------    -----------    -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY GAIN               (1,057,910)     1,285,004     (1,413,470)

PROVISION FOR INCOME TAXES                            0              0              0
                                            -----------    -----------    -----------
(LOSS)INCOME BEFORE EXTRAORDINARY GAIN       (1,057,910)     1,285,004     (1,413,470)

EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT                                       136,328              0              0
                                            -----------    -----------    -----------

NET (LOSS) INCOME                              (921,582)     1,285,004     (1,413,470)


OTHER COMPREHENSIVE (LOSS) INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT         (66,445)        (6,338)      (411,197)

   UNREALIZED (LOSS) ON INVESTMENTS
     AVAILABLE FOR SALE                               0        (86,342)      (873,183)
                                            -----------    -----------    -----------
COMPREHENSIVE (LOSS) INCOME                 $  (998,027)   $ 1,192,324    $(2,697,850)
                                            ===========    ===========    ===========

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN
  PER COMMON SHARE:
  - BASIC                                        $(0.24)         $0.24         $(0.37)
  - DILUTED                                      $(0.24)         $0.24         $(0.37)

EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT PER COMMON SHARE:
  - BASIC                                        $ 0.03          $  --         $   --
DILUTED                                          $ 0.03          $  --         $   --

NET (LOSS) INCOME PER COMMON SHARE:
  - BASIC                                        $(0.27)         $0.24         $(0.37)
  - DILUTED                                      $(0.27)         $0.24         $(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC                                     4,326,929      4,326,929      4,326,929
  - DILUTED                                   4,326,929      4,326,929      4,326,929


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998


                                    COMMON STOCK          PREFERRED STOCK
                                 NUMBER                 NUMBER
                                   OF                     OF
                                 SHARES      AMOUNT     SHARES       AMOUNT

BALANCE, NOVEMBER 1, 1997      5,313,794   $  53,138   2,997,900   $  29,979
  NET (LOSS)                           0           0           0           0
  PREFERRED STOCK DIVIDEND             0           0     413,781       4,138
  MINIMUM PEN. LIAB. ADJ               0           0           0           0
                               ---------------------   ---------------------

BALANCE, OCTOBER 31, 1998      5,313,794   $  53,138   3,411,681   $  34,117
  NET INCOME                           0           0           0           0
  PREFERRED STOCK DIVIDEND             0           0     467,577       4,676
  MINIMUM PEN. LIAB. ADJ               0           0           0           0
  UNREALIZED LOSS ON INVEST            0           0           0           0
                               ---------------------   ---------------------

BALANCE, OCTOBER 31, 1999      5,313,794   $  53,138   3,879,258   $  38,793
  NET (LOSS)                           0           0           0           0
  PREFERRED STOCK DIVIDEND             0           0     528,356       5,283
  MINIMUM PEN. LIAB. ADJ               0           0           0           0
  UNREALIZED LOSS ON INVEST            0           0           0           0
                               ---------------------   ---------------------

BALANCE, OCTOBER 31, 2000      5,313,794   $  53,138   4,407,614   $  44,076
                               =====================   =====================


                              ADDITIONAL                                   TREASURY
                                PAID IN      ACCUMULATED  COMPREHENSIVE      STOCK,
                                CAPITAL        DEFICIT    (LOSS)INCOME      AT COST

BALANCE, NOVEMBER 1, 1997        $ 26,826,293     $(10,194,335)     $   (869,841)     $(11,003,545)
  NET (LOSS)                                0       (1,413,470)                0                 0
  PREFERRED STOCK DIVIDEND            206,753         (200,238)                0                 0
  MINIMUM PEN. LIAB. ADJ                    0                0          (411,197)                0
  UNREALIZED GAIN ON INVEST                 0                0          (873,183)                0
                                 ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 1998        $ 27,033,046     $(11,808,043)     $ (2,154,221)     $(11,003,545)
 NET INCOME                                 0        1,285,004                 0                 0
 PREFERRED STOCK DIVIDEND             241,113         (235,149)                0                 0
 MINIMUM PEN. LIAB. ADJ                     0                0            (6,338)                0
 UNREALIZED LOSS ON INVEST                  0                0           (86,342)                0
                                 ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 1999        $ 27,274,159     $(10,758,188)     $ (2,246,901)     $(11,003,545)
 NET (LOSS)                                 0         (921,582)                0                 0
 PREFERRED STOCK DIVIDEND             270,894         (265,537)                0                 0
 MINIMUM PEN. LIAB. ADJ                     0                0           (66,445)                0
 TRANSFER OF UNREALIZED
  (LOSS) ON INVESTMENT TO
  A REALIZED (LOSS)                         0                0           343,725                 0
                                 ------------     ------------      ------------      ------------
BALANCE, OCTOBER 31, 2000        $ 27,545,053     $(11,945,307)     $ (1,969,621)     $(11,003,545)
                                 ============     ============      ============      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                2000           1999           1998
                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                         $  (921,582)   $ 1,285,004    $(1,413,470)

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                151,808        174,127        265,659
   GAIN  ON SALES OF REAL ESTATE               (279,588)    (2,358,940)      (414,930)
   VALUATION RESERVE _ ART INVENTORY            (50,750)      (621,300)       550,000
   REALIZED LOSS ON INVESTMENTS                 466,917              0              0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET         (415,323)      (109,995)        60,821
   ART INVENTORY, NET                           (12,500)      (407,082)       811,732
   PREPAID EXPENSES AND OTHER, NET               21,420         91,032       (503,286)
   PAYABLES AND ACCRUED EXPENSES, NET           325,384       (185,805)       105,566
                                            -----------    -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES        (714,214)    (2,132,959)      (537,908)
                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE            684,516      4,794,570      1,434,439
  CAPITAL EXPENDITURES                         (134,514)      (213,235)       (60,155)
                                            -----------    -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES       550,002      4,581,335      1,374,284
                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG_TERM DEBT-RELATED
    PARTIES                                   1,775,000        525,000      3,740,000
  REPAYMENT OF SHORT_TERM BORROWINGS            (75,000)             0              0
  REPAYMENT OF LONG_TERM DEBT OBLIGATIONS    (1,864,710)    (2,590,723)    (4,571,063)
                                            -----------    -----------    -----------
NET CASH (USED) BY FINANCING ACTIVITIES        (164,710)    (2,065,723)      (831,063)
                                            -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (328,922)       382,653          5,313

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR       416,191         33,538         28,225
                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $    87,269    $   416,191    $    33,538
                                            ===========    ===========    ===========


NOTE:  IN  FISCAL  2000,  1999 AND  1998,$  265,537,  $ 235,149  AND $  200,238,
RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE ISSUANCE OF 528,356, 467,577 AND 413,781, RESPECTIVELY, OF SHARES OF PREFERRED STOCK.

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

     Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     B) Investments Available for Sale -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity (see Note 4).

     Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both October 31, 2000 and 1999, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2000, 1999 and 1998 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

     Property held for Development or Resale -- Property held for development or resale consist of approximately 184 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Impairment  of  Long-Lived  Assets  -  The  Company  adopted  Statement  of
Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" ("SFAS No. 121") as of November 1, 1996. SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (See Note
20).

     E) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

     F) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 57% and 57% of the inventory value at October 31, 2000 and 1999, respectively. The remaining 43% and 43% at October 31, 2000 and 1999, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

     The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 8). Antiquities and contemporary art represented 45% ($542,758) and 55% ($653,899) and 44% ($542,758) and 56% ($692,149) of total art inventory at October 31, 2000 and 1999, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     H) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered. Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Revenues from the sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis. I) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method in accordance with the FASB Statement No. 109. Deferred income taxes, if any, are provided for temporary differences between financial reporting and taxable basis of assets and liabilities.

     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $27,000, $20,000 and $30,000 and interest payments of $257,000, $465,000 and
$798,000 in 2000, 1999 and 1998, respectively.

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

     L) Earnings Per Share -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share. The new standard requires additional information disclosure, and also makes certain modifications to

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.

     M) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.


3. NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 2000 and 1999 were the current portion of notes receivable in the amount of $578,000 and $158,000, respectively, which were generated by real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $8,000 and $0 for fiscal 2000 and 1999, respectively.

4. INVESTMENTS AVAILABLE FOR SALE

     At October 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                       2000        1999
                                                       ----        ----
         Aggregate market value.....................   $ 69        $192
                                                       ----        ----
         Aggregate carrying value...................   $ 69        $192
                                                       ----        ----

     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.

     Canal recognized unrealized losses on investments of $zero, $86,000 and $873,000 for the years ended October 31, 2000, 1999 and 1998, respectively, which are shown as a separate component of Stockholders Equity. On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code. At October 31, 2000, Canal determined that the decline in market value of its investment in this company was permanent, and accordingly, recognized a realized loss on investments in marketable securities of approximately $467,000 in fiscal 2000. In accordance with Canal's accounting policies, the fiscal 2000 realized loss of $466,917 resulted in a current year charge to Stockholders' Equity of $123,192 because the balance of $343,725 had been charged directly to equity in prior years.

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

     In September, 1998 Canal sold a 60 acre parcel of land to the City of Omaha, Nebraska. This sale included the seventeen acres of land leased to the stockyards operator. As part of this transaction, Canal received the stockyards rental payments under the Lease through October 31, 1999 at which time the operator moved the stockyards to a new location. In April 1999, Canal sold to the stockyard operator the 31 acres located in South St. Paul, Minnesota which was subject to the Lease. Finally, in August 1999 Canal bought the operating assets of the remaining three stockyards subject to the Lease from the operator. The August transaction released the operator from any further obligations under the Lease. The income from the stockyard operations for the period August 1, 1999 through October 31, 1999 are reflected in Canal's income statements as Stockyard Operations.

     As discussed above, as part of the 1989 agreement, Canal retained the right to receive income from certain volume based rental income leases with two meat packing companies located near the stockyards in Sioux City, Iowa and Fargo, North Dakota. The Sioux City, Iowa lease was terminated and the property sold to the meat packer in fiscal 1996. In March 1999 Canal entered into a Settlement Agreement and Mutual Release (the "Settlement") with Federal Beef Processors, Inc. ("Federal") the operator of the meat packing plant in Fargo, North Dakota. Under the terms of the Settlement the packing plant lease was terminated, all litigation between the parties was dismissed with prejudice and fee title to the improvements on the leased property reverted to Canal. The March 1999 Settlement terminated all remaining rights Canal had to receive volume based rental income under the Lease.

Revenues from the volume based rental agreements for the three years ended October 31, 2000, 1999 and 1998 were $0, $22,000 and $126,000, respectively, all of which arose from the Fargo, North Dakota lease.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $21,000 and $13,000 at October 31, 2000 and 1999, respectively.

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

     As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies or independent commission sales people, while the St. Joseph and Sioux City stockyards have solicitation operations of their own which accounts for approximately 50% and 10% of their livestock volume annually, respectively. Canal intends to continue its soliciting efforts at its St. Joseph and Sioux City stockyards in fiscal 2001. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including developing solicitation operations of its own; direct public relations advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6. BORROWINGS

     At October 31, 2000, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:


                                                          October 31,
                                                      ------------------
($ 000's Omitted)                                       2000      1999
-----------------                                     -------    -------
Variable rate mortgage notes due
  May 15, 2003 - related party ....................   $ 2,522    $   833

11% mortgage note; original principal amount
  $1,697; due April 1, 2011; payable in monthly
  installments (including interest) of $17 ........         0      1,153

9.5% mortgage note; original principal amount
  $472; due November 1, 2012; payable in monthly
  installments (including interest) of $4 .........         0        381


Other Note ........................................         0        320
                                                      -------    -------
Total .............................................     2,522      2,687

Less -- current maturities ........................         0         75
                                                      -------    -------
Long-term debt ....................................   $ 2,522    $ 2,612


     On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001. The purchasers of these notes included certain entities controlled by the Company's Chairman, the Company's Chief Executive Officer and members of their families. These notes carried interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


out of the proceeds from the sale of certain assets, and required the accrual of additional interest (to be paid at maturity) of approximately three percent per annum.

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of October 31, 2000 the balance due under these notes was $2,522,000 all of which is classified as long-term debt-related party.

     On December 1, 1997 the Company issued a $325,000 promissory note due December 1, 2001 as the result of a settlement agreement with the buyer of a parcel of land located in Portland, Oregon which Canal sold in 1988. The note carries interest at the prime rate (8.5% at October 31, 1998) adjusted semi-annually and requires principal and interest payments in each of the first four years (based on a 30 year amortization schedule) commencing December 1, 1997. This note was repaid in full on January 10, 2000.

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are as follows ($ 000's Omitted):


                       Year Ending             Amount
                   -------------------       ---------
                    2001                      $     0
                    2002                            0
                    2003                        2,522
                    2004 & Thereafter               0
                                              -------
                                              $ 2,522
                                              =======

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. INCOME TAXES

     Significant components of the Company's deferred asset/(liability) as of October 31, 2000, 1999 and 1998 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                              2000      1999      1998
                                              ----      ----      ----
     Total Gross Deferred Tax assets        $ 3,186   $ 2,868    $ 3,153
     Less - Valuation Allowance              (3,186)   (2,868)    (3,153)
                                            -------   -------    -------
     Net Deferred Tax Assets                $     0   $     0    $     0
                                            -------   -------    -------
     Total Gross Deferred Tax Liability     $     0   $     0    $     0
                                            -------   -------    -------
     Net Deferred Tax Asset (Liability)     $     0   $     0    $     0
                                            -------   -------    -------

     Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                              2000      1999      1998
                                              ----      ----      ----
     Computed Expected Tax (Benefit)Expense  $ (323)   $  450    $ (495)
     Change in Valuation Allowance              318      (285)      242
     Inventory Valuation Differences            (18)     (217)      193
     Other                                       23        52        60
                                             ------    ------    ------
                                             $    0    $    0    $    0
                                             ------    ------    ------


     At October 31, 2000, the Company has net operating loss carryforwards of approximately $9,104,000 that expire through 2014 and a net capital loss carryforward of approximately $2,070,000 that expires October 31, 2005. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses and capital losses incurred during recent years. Such allowance increased (decreased) by approximately $318,000, $(285,000) and $242,000 during the years ended October 31, 2000, 1999 and 1998, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $280,000 for fiscal 2000 and has made contributions of approximately $243,000 for fiscal 1999 and $150,000 for fiscal 1998. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

     Assumptions used in computing the 2000, 1999 and 1998 pension cost were:


                                              2000     1999     1998
                                              ----     ----     ----
Discount rate ..........................      8.00%    7.75%    7.00%
Rate of increase in compensation
  level ................................      6.50%    6.25%    5.50%
Expected long-term rate of return
  on assets ............................     10.00%   10.00%   10.00%

     Net periodic pension cost for plan years ended October 31, 2000, 1999 and 1998 included the following components:

                                               Plan Year
         ($ 000's Omitted)                   2000      1999      1998
         -----------------                   ----      ----      ----
Service costs - benefits earned during
  the period ............................   $  10     $  10     $   9
Interest cost on projected benefit
  obligation ............................     109       100       101
(Return) loss on assets .................      26        13       359
Net amortization and deferral ...........     (54)      (51)     (408)
                                            -----     -----     -----
Net period pension cost .................   $  91     $  72     $  61
                                            -----     -----     -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2000 and 1999.

                                                           Plan Year
         ($ 000's Omitted)                              2000       1999
Actuarial present value of benefit
  obligations:
Accumulated benefit obligation, including
  vested benefits of $1,402 and $1,395 in
  2000 and 1999, respectively .....................   $ 1,402    $ 1,395
Additional benefit due to assumed
 future compensation levels .......................        35         27
                                                      -------    -------
Projected benefit obligation (1) ..................     1,437      1,422
                                                      -------    -------
Plan assets at fair value .........................       682        703
                                                      -------    -------
Projected benefit obligation in excess
  of plan assets ..................................       755        719
Unrecognized net obligation .......................        51         76
Unrecognized net loss .............................    (2,056)    (1,994)
Valuation reserve to recognize accrued pension
  costs in the consolidated balance sheets ........     1,970      1,891
                                                      -------    -------
Accrued pension cost included among accrued
  expenses in the consolidated balance sheets .....   $   720    $   692
                                                      -------    -------

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

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $624,000 at October 31, 2000. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($653,899) and 44% ($542,758) and 56% ($692,149) of total art inventory at October 31, 2000 and 1999, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by independent appraisers annually. The 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000 as compared to $2,778,700 and $3,400,000 at October 31, 1999 and 1998,
respectively.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The price at which pieces are consigned is usually in line with appraisals and above the cost of the piece. The amount classified as current represents management's best estimate of the amount of inventory that will be sold in this market. Management believes that the provision discussed above

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


has effectively reduced inventory to its estimated net realizable value. Canal will continue to closely monitor the market for its art inventory and will make adjustments to the carrying value of its inventory as such adjustments become necessary.

     The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made, the Company has alternate means of raising cash such as sales of investments, sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 2000.

     Canal's art operations have generated operating losses of approximately $16,000, $76,000 and $1,184,000 on revenues of approximately $52,000, $186,000 and $221,000 for the years ended October 31, 2000, 1999 and 1998, respectively. Art sales have resulted primarily through activities in conjunction with sales of antiquities. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue the orderly reduction of its antiquities and contemporary art.

     The Company had approximately $1,273,000 and $1,358,000 of art inventory (at original cost) on consignment with third party dealers at October 31, 2000 and 1999, respectively.

     ART INVENTORY - The Company classified its art inventory for the two years ended October 31, 2000 and 1999 as follows ($ 000's Omitted):


                 Current Portion     Non-Current Portion          Total
               ------------------    -------------------    ------------------
                 2000       1999       2000        1999       2000       1999
               -------    -------    -------     -------    -------    -------
Antiquities    $ 1,000    $ 1,000    $   428     $   428    $ 1,428    $ 1,428
Contemporary     1,000      1,000      1,497       1,586      2,497      2,586
Valuation
 Allowance      (1,500)    (1,500)    (1,228)     (1,279)    (2,728)    (2,779)
               -------    -------    -------     -------    -------    -------
Net Value      $   500    $   500    $   697     $   735    $ 1,197    $ 1,235
               -------    -------    -------     -------    -------    -------

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

     Art sales for the three years ended October 31, 2000, 1999, and 1998 were as follows:

($ 000's Omitted)             2000          1999          1998
-----------------             ----          ----          ----
Antiquities                   $  0          $186          $221
Contemporary                    52             0             0
                              $ 52          $186          $221

10. LEASE COMMITMENTS

     In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease is for a period of 128 months expiring in October 2009. Canal's portion of the new space is approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. Each of the three entities that are parties to this lease are jointly and severally responsible for the payments required under the lease.

     The following is a schedule of Canal's portion of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2000:

      Year ended October 31,                 ($ 000's Omitted)
      ----------------------                 -----------------
      2001                                       $ 96,000
      2002                                         96,000
      2003                                        102,000
      2004                                        104,000
      2005                                        104,000
      Thereafter                                  407,000
                                                 --------
                                                 $909,000
                                                 ========

     Rent expense under these and other operating leases for the years ended October 31, 2000, 1999 and 1998 were as follows:

($ 000's Omitted)                   2000     1999      1998
-----------------                   ----     ----      ----
Minimum rentals .................   $ 90     $ 84      $ 26
Less: sublease rentals ..........      0        0       (10)
                                    ----     ----      ----
                                    $ 90     $ 84      $ 16
                                    ----     ----      ----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") as of November 1, 1996. Canal reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2000, 1999 and 1998.

12. STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 2000 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 2000, there were 308,500 exercisable options outstanding under these plans.

     Transactions under these plans are summarized as follows:

                                               Shares     Option Price Range
                                              --------    ------------------
     Balance outstanding October 31, 1998....  323,000      $0.125-$5.375
     Options granted ........................        0        --      --
     Options expired ........................   (4,000)     $5.375-$5.375
                                               -------      -------------
     Balance outstanding October 31, 1999....  319,000      $0.125-$2.250
     Options granted                                 0        --      --
     Options expired                           (10,500)     $2.250-$2.250
                                               -------      -------------
     Balance outstanding October 31, 2000....  308,500      $0.125-$0.810
                                               -------      -------------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The  Company  applies  APB  Opinion  25  and  related   interpretations  in
accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2000, 1999 and 1998.

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

     The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2000, 1999 and 1998 would have been deminimus.

13. EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

     During each of the fiscal years ended October 31, 2000, 1999 and 1998, the Company had 308,500, 319,000 and 323,000 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 2000, 1999 and 1998. Dividends declared on preferred stock during the years ended October 31, 2000, 1999 and 1998 were approximately $266,000, $235,000 and $200,000.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Basic and diluted earnings (losses) available to common stockholders at October 31, 2000, 1999 and 1998 were:

                                        For the Year Ended October 31, 2000
                                      --------------------------------------
                                         Income         Shares     Per-share
                                       (Numerator)   (Denominator)   Amount
                                      -----------     -----------  ---------

Net (loss)                            $  (922,000)

Less preferred stock dividends           (266,000)
                                      -----------
(Loss) available to common stock-
 holders-basic earnings per share      (1,188,000)     4,327,000   $  (0.27)
                                                                   ========
Effect of dilutive securities:
  Options (antidilutive)                      N/A            N/A
                                      -----------      ---------
(Loss) available to common stock-
 holders-diluted earnings per share   $(1,188,000)     4,327,000   $  (0.27)
                                      ===========      =========   ========


                                        For the Year Ended October 31, 1999
                                      ---------------------------------------
                                        Income          Shares     Per-share
                                      (Numerator)    (Denominator)   Amount
                                      -----------     -----------  ---------

Net income                              1,285,000

Less preferred stock dividends           (235,000)
                                      -----------
Income available to common stock-
 holders-basic earnings per share       1,050,000      4,327,000   $   0.24
                                                                   ========
Effect of dilutive securities:

  Options (antidilutive)                      N/A            N/A
                                      -----------      ---------
Income available to common stock-
 holders-diluted earnings per share   $ 1,050,000      4,327,000   $   0.24
                                      ===========      =========   ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                        For the Year Ended October 31, 1998
                                      ---------------------------------------
                                        Income          Shares     Per-share
                                      (Numerator)    (Denominator)   Amount
                                      -----------     -----------  ---------

Net (loss)                            $(1,413,000)

Less preferred stock dividends           (200,000)
                                      -----------
(Loss) available to common stock-
 holders-basic earnings per share      (1,613,000)     4,327,000   $  (0.37)
                                                                   ========
Effect of dilutive securities:

   Options (antidilutive)                     N/A            N/A
                                      -----------      ---------

(Loss) available to common stock-
 holders-diluted earnings per share   $(1,613,000)     4,327,000   $  (0.37)
                                      ===========      =========   ========


14. PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 3,420,749 shares in the form of stock dividends for a total outstanding at October 31, 2000 of 4,407,614. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, forty-four of the fifty-six quarterly payments have been paid in additional stock resulting in the issuance of 3,420,749 shares recorded at their fair value at the time of issuance.

     Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30,

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2000 and December 31, 2000 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2001 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2001 will also be paid in additional stock.

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

15. PENSION VALUATION RESERVE

     The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of SFAS No. 87 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The additional minimum pension liability will be expensed as actuarial computations of annual pension cost (made in accordance with SFAS No. 87) recognize the deficiency that exists.

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

                                          October 31,
                                   ------------------------
       ($ 000's Omitted)            2000     1999     1998
       -----------------           ------   ------   ------
Identifiable assets:
  Art ..........................   $1,210   $1,249   $1,463
  Real estate ..................    4,458    4,339    7,490
  Stockyard operations .........    1,500    1,613        0
  Corporate ....................      293      733      554
                                   ------   ------   ------
                                   $7,461   $7,934   $9,507
                                   ------   ------   ------


         ($ 000's Omitted)         2000     1999     1998
                                   ----     ----     ----
Capital expenditures:
       Art ....................    $  0     $  0     $  0
Real estate ...................     120       14       46
Stockyard operations ..........       6      150        0
     Corporate ................       9       25       14
                                   ----     ----     ----
                                   $135     $189     $ 60
                                   ----     ----     ----


     Income from real estate operations includes gains (losses) on sales of real estate of $0.3 million, $2.4 million and $0.3 million in 2000, 1999 and 1998, respectively. Art identifiable assets include approximately $1.3 million and $1.4 million of art inventory in galleries or on consignment abroad as of October 31, 2000 and 1999, respectively.

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

     Canal Capital Corporation v. Valley Pride Pack, Inc.

     Canal commenced an action in U.S. District Court in Minnesota on September 23, 1997, as the assignee of United Market Services Company, against Valley Pride Pack, Inc. (formerly Pine Valley Meats, Inc. and referred to herein as "Pine Valley") to recover unpaid livestock fees and charges (estimated to be as much as $1,000,000) due from Pine Valley under a 1936 Agreement between the predecessors of Pine Valley and Canal. Upon Pine Valley's motion, the Court entered an order dated February 23, 1998 granting summary judgment and dismissing Canal's complaint. Canal appealed the dismissal to the U.S. District Court of Appeals for the Eighth Circuit, which reversed the dismissal and reinstated Canal's complaint.

     On April 9, 1999, Pine Valley served an answer and counterclaim in which it denied any liability for livestock fees and alleged that the 1936 Agreement violates Section 1 of the Sherman Antitrust Act and the Minnesota Antitrust Law. Pine Valley alleges any livestock fee obligation under the 1936 Agreement constitutes an illegal tying arrangement whereby Canal's predecessor attempted to tie the purchase of land for the operation of the meat packing plant to the purchase of cattle at the stockyards by assessing yardage fees on all cattle purchased for slaughter at the packing plant even if the stockyards provides no services with respect to the cattle. Pine Valley seeks as relief a declaratory judgment that the 1936 Agreement is unenforceable, an injunction preventing Canal from enforcing the fee provisions of the 1936 Agreement and treble damages for the alleged violation by Canal and its predecessor of the federal and state antitrust laws, together with attorneys' fees. Pine Valley has not specified a dollar amount of the alleged antitrust damages which it has stated is the amount paid by Pine Valley in livestock fees.

     On December 20, 2000, the U.S. District Court in Minnesota ruled in Canal's favor granting its motion for summary judgment, thereby establishing Pine Valley's liability to Canal for unpaid livestock fees. Additionally, the court denied all of Pine Valley's assorted defenses and counter claims. This matter will now be set for trial to determine the amount of damages due Canal from Pine Valley.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

19. PROPERTY ON OPERATING LEASES AND USED IN STOCKYARD OPERATIONS

     The following schedule provides an analysis of the Company's investment in property on operating leases and stockyard operations by location as of October 31, 2000:

($ 000's Omitted)
-----------------                                    Accumulated
Location                       Land    Improvements  Depreciation    Value
--------                       ----    ------------  ------------    -----
Operating leases:
St. Joseph, MO ............   $   362     $   304      $  (207)     $   459
West Fargo, ND ............         3         292         (247)          48
S. St. Paul, MN ...........       151       1,608         (846)         913
Sioux City, IA ............       417           0            0          417
Omaha, NE .................     1,200          10           (1)       1,209
Sioux Falls, SD ...........         8           0            0            8
Corporate Office ..........         0         163         (120)          43
                              -------     -------      -------      -------
                                2,141       2,377       (1,421)       3,097
                              -------     -------      -------      -------
Stkyd Operations:
St. Joseph, MO ............   $   500     $    53      $    (6)     $   547
Sioux City, IA ............       500          52           (6)         546
Sioux Falls, SD ...........       100          51           (6)         145
                                1,100         156          (18)       1,238
                              -------     -------      -------      -------
                              $ 3,241     $ 2,533      $(1,439)     $ 4,335
                              =======     =======      =======      =======

     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 2000:


                  ($ 000's Omitted)
                  -----------------
                     Year Ending              Rental
                     October 31,             Income (1)
                     -----------             ----------
                        2001                 $ 1,000
                        2002                   1,100
                        2003                   1,200
                        2004                   1,300
                        2005                   1,400
                                             -------
                                             $ 6,000
                                             =======

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


                                             October 31,
                                    2000                     1999
                            ------------------       -------------------
($ 000's Omitted)
----------------
                            Carrying      Fair       Carrying       Fair
                             Amount      Value        Amount       Value
                            --------     -----       --------      -----
Cash and
 cash equivalents           $    87    $    87       $   416     $   416
                            -------    -------       -------     -------
Current Portion of Long-
 Term Debt                        0          0            75          75
                            -------    -------       -------     -------
Long-Term Debt                    0          0         1,779       1,779
                            -------    -------       -------     -------
Long-Term Debt - Related
 Party                        2,522        (d)           833         (d)
                            -------    -------       -------     -------


     a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

     b)   Accrued Litigation: The carrying amount approximates the fair value.

     c) Long-Term Debt (See Note 6): The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

     d) Long-Term Debt Related Party (see Note 6): It is not practicable to estimate the fair value of the related party debt.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21. Property Held for Development or Resale

     Property held for development or resale consist of approximately 184 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     A schedule of the Company's property held for development or resale at October 31, 2000 is as follows (000's omitted):


                                        Capitalized Cost
                                         Subsequent to
                        Initial Cost    Acquisition Date           Carrying
                          Bldgs. &          Bldgs. &       Accum.    Value
Description (1)        Land  Imprvmts.  Land   Imprvmts.   Depr.   10/31/00
-----------------      ----  ---------  ----   ---------   -----   --------
75 acres of land
in St. Joseph, MO      $195     N/A      N/A      N/A      N/A      $195
Acquired in 1942

81 acres of land
in W. Fargo, ND           5     N/A      N/A      N/A      N/A         5
Acquired in 1937

17 acres of land
in S. St. Paul, MN      244     N/A      N/A      N/A      N/A       244
Acquired in 1937

10 acres of land
in Sioux City, IA       202     N/A      N/A      N/A      N/A       202
Acquired in 1937

1 acre of land
in Sioux Falls, SD        2     N/A      N/A      N/A      N/A         2
Acquired in 1937       ----    ----     ----     ----     ----      ----
                       $648    $  0     $  0     $  0     $  0      $648
                       ====    ====     ====     ====     ====      ====


(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A schedule of the Company's property held for development or resale at October 31, 1999 is as follows (000's omitted):


                                        Capitalized Cost
                                        ----------------
                                         Subsequent to
                                         -------------             Carrying
                        Initial Cost    Acquisition Date           --------
                        ------------    ----------------   Accum.    Value
                          Bldgs. &          Bldgs. &       ------    -----
Description (1)        Land  Imprvmts.  Land   Imprvmts.   Depr.   10/31/99
-----------------      ----  ---------  ----   ---------   -----   --------
98 acres of land
in St. Joseph, MO      $248    N/A       N/A     N/A         N/A     $248
Acquired in 1942

79 acres of land
in W. Fargo, ND           5    N/A       N/A     N/A         N/A        5
Acquired in 1937

62 acres of land
in S. St. Paul, MN      521    N/A       N/A     N/A         N/A      521
Acquired in 1937

10 acres of land
in Sioux City, IA       202    N/A       N/A     N/A         N/A      202
Acquired in 1937

1 acre of land
in Sioux Falls, SD        2    N/A       N/A     N/A         N/A        2
Acquired in 1937
                       $978    $ 0       $ 0     $ 0         $ 0    $ 978

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


22. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL  INFORMATION FOR THE INTERIM PERIODS FISCAL 2000 AND 1999 IS PRESENTED
BELOW:

(000'S OMITTED, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED
                                             JAN. 31,     APRIL 30,    JULY 31,     OCT. 31,
                                               2000         2000         2000         2000
REVENUES                                    $   1,585     $  1,402     $  1,009     $ 1,772
                                            =========     ========     ========     =======
NET (LOSS) INCOME                           $     128     $    (71)    $   (290)    $  (689)
                                            =========     ========     ========     =======
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC                                   $    0.02     $  (0.03)    $  (0.09)    $ (0.17)
                                            =========     ========     ========     =======
  - DILUTED                                 $    0.02     $  (0.03)    $  (0.09)    $ (0.17)
                                            =========     ========     ========     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                                       4,327        4,327        4,327       4,327
                                            =========     ========     ========     -------
  - DILUTED                                     4,327        4,327        4,327       4,327
                                            =========     ========     ========     =======


 (000'S OMITTED, EXCEPT PER SHARE DATA)
           QUARTER ENDED
                          JAN. 31,          APRIL 30,     JULY 31,     OCT. 31,
                                                 1999         1999         1999        1999

REVENUES                                    $     734     $  3,584     $    821     $ 2,445
                                            =========     ========     ========     =======
NET (LOSS) INCOME                           $    (140)    $  1,474     $     73     $  (122)
                                            =========     ========     ========     =======
NET (LOSS) INCOME
  PER COMMON SHARE:
  - BASIC                                   $   (0.04)    $   0.33     $   0.00     $ (0.04)
                                            =========     ========     ========     =======
  - DILUTED                                 $   (0.04)    $   0.33     $   0.00     $ (0.04)
                                            =========     ========     ========     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                                       4,327        4,327        4,327       4,327
                                            =========     ========     ========     -------
  - DILUTED                                     4,327        4,327        4,327       4,327
                                            =========     ========     ========     =======

INVESTOR INFORMATION




Annual Meeting                            Corporate Headquarters

The Annual Meeting of Shareholders        7l7 Fifth Avenue 15th floor
of Canal Capital Corporation will         New York, NY 10022
be held in our offices at 717
Fifth Avenue, 15th floor, New York,
NY, on a date to be announced.

                                          Stock Certificates

The Board of Directors of Canal           Inquiries regarding change of
Capital Corporation urges all             name or address, or to replace
shareholders to vote their shares         lost certificates should be made
in person or by proxy and thus            directly to American Stock
participate in the decisions that         Transfer and Trust Co., 59 Maiden
will be made at the annual meeting.       Lane, New York, NY 10007 or telephone
                                          (718) 921-8200

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

                                INDEX TO EXHIBITS

Exhibit No.
-----------

22   Subsidiaries of the Registrant.


                            CANAL CAPITAL CORPORATION
                                717 FIFTH AVENUE
                               NEW YORK, NY 10022


SUBSIDIARIES                                       IDENTIFICATION #
------------                                       ----------------

SY Trading Corp.                                      13_3244066
Omaha Livestock Market, Inc.                          47_0582031
Union Stockyards Co. of Fargo                         45_0205040
Sioux Falls Stockyards Company                        46_0189565
Wheeling Industrial Corporation                       36_2545924
Canal Galleries Corporation                           13_3492920
Canal Arts Corporation                                13_3492921


DIVISIONS
---------

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


Exhibit No.
-----------

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


Exhibit No.
-----------

      10(e) Form of Directors'  Stock Option  Agreement (filed as Exhibit 10(ab)
            to  the   Registrant's   Form  10-K  filed   January  29,  1986  and
            incorporated herein by reference).

      10(f) Agreement  of  Lease  dated  January  14,  1994 by and  between  The
            Equitable Life Assurance Society of the United States, Intelogic Trace Incorporated, Datapoint Corporation and Canal Capital Corporation (filed as Exhibit 10 (bp) to the Registrant's Form 10-K filed January 27, 1995 and incorporated herein by reference).

      10(g) Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

      10(h) Security  Agreement  dated  January  8,  1998 by and  between  Canal
            Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

      10(i) $1,000,000  Promissory  Note dated  January  8, 1998 by and  between
            Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

      10(j) $242,000  Promissory  Note  dated  January  8,  1998 by and  between
            Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

      10(k) $229,000  Promissory  Note dated January 8, 1998 by and between Lora
            K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                          INDEX TO EXHIBITS, CONTINUED

Exhibit No.
-----------

      10(l) $186,000  Promissory Note dated January 8, 1998 by and between Roger
            A. Schultz  Pension  Plan and Canal  Capital  Corporation  (filed as
            Exhibit 10 (ar) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

      10(m) $143,000  Promissory  Note  dated  January  8,  1998 by and  between
            Richard A. Schultz and Canal Capital Corporation (filed as Exhibit 10 (as) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).


      22    Subsidiaries of the registrant.