Form 10-Q
period 2001-01-31
CANAL CAPITAL CORP
filed 2001-03-12
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the quarterly period ended January 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---
     OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from     to
                                    ---    ---

                                     Commission File No. 1-8709


                   Canal Capital Corporation and Subsidiaries
             (Exact name of registrant as specified in its charter)


           Delaware                                         51-0102492
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     717 Fifth Avenue, New York, NY                           10022
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code  (212) 826-6040


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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


       Title of each class           Shares outstanding at February 28, 2001
 Common stock, $0.01 par value                       4,326,929

(This document contains 27 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2001

                                      INDEX


The following documents are filed as part of this report:

Accountants' Review Report ..........................................   3

Part I - Financial Information ......................................   4

Item I.    Condensed Financial Statements:

           Consolidated Balance Sheets - January 31, 2001
             and October 31, 2000 ...................................   5

           Statements of Consolidated Operations and
             Comprehensive Income for the Three
             Month Periods ended January 31, 2001 and 2000...........   7

           Statements of Consolidated Changes in
             Stockholders' Equity for the Three Month and
             One Year Periods ended January 31, 2001 and
             October 31, 2000 .......................................   9

           Statements of Consolidated Cash Flows for the
             Three Month Periods ended January 31, 2001 and
             2000 ...................................................  10

           Notes to Consolidated Financial Statements ...............  11

Item II.   Management's Discussion and Analysis of
           Financial Condition ......................................  19

           Capital Resources and Liquidity ..........................  23

           Other Factors ............................................  24

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ........................................  24

Part II - Other Information .........................................  25

          Items 1 through 6 .........................................  26

          Signatures ................................................  27

                           ACCOUNTANTS' REVIEW REPORT




To the Stockholders of Canal Capital Corporation:


We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2001, the related consolidated statements of operations and comprehensive income for the three month period ended January 31, 2001 and the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2001. These consolidated financial statements are the responsibility of the company's management.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations in eight of the last ten years and has a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
                                             ----------------------------
March 8, 2001                                TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2001 AND OCTOBER 31, 2000



                                                                   JANUARY 31,   OCTOBER 31,
                                                                      2001         2000
                                                                  (UNAUDITED)    (AUDITED)
                                                                  -----------   -----------

ASSETS:


     CURRENT ASSETS:

            CASH AND CASH EQUIVALENTS                              $   13,472   $   87,269
            NOTES AND ACCOUNTS RECEIVABLE, NET                        585,297      736,388
            ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
                     $ 1,500,000 AT BOTH JANUARY 31, 2001 AND
                     OCTOBER 31, 2000                                 500,000      500,000
            STOCKYARDS INVENTORY                                       25,930       21,361
            INVESTMENTS                                                37,025       68,461
            PREPAID EXPENSES                                          111,694      154,875
                                                                   ----------   ----------

                 TOTAL CURRENT ASSETS                               1,273,418    1,568,534
                                                                   ----------   ----------




     NON-CURRENT ASSETS:

            PROPERTY ON OPERATING LEASES, NET OF
                     ACCUMULATED DEPRECIATION OF $1,441,324
                     AND $ 1,420,681 AT JANUARY 31, 2001 AND
                     OCTOBER 31, 2000, RESPECTIVELY                 3,091,261    3,097,938
                                                                   ----------   ----------


            PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
                     ACCUMULATED DEPRECIATION OF $22,535 AND
                     $18,458 AT JANUARY 31, 2001 AND OCTOBER
                     31, 2000, RESPECTIVELY                         1,251,485    1,237,476
                                                                   ----------   ----------



            ART INVENTORY NON-CURRENT, NET OF A
                     VALUATION ALLOWANCE OF $ 1,227,950
                     AND $1,227,950 AT JANUARY 31, 2001
                     AND OCTOBER 31, 2000, RESPECTIVELY               696,657      696,657
                                                                   ----------   ----------





OTHER ASSETS:

            PROPERTY HELD FOR DEVELOPMENT OR RESALE                   647,669       647,669
            DEFERRED LEASING AND FINANCING COSTS                        9,002         8,202
            DEPOSITS AND OTHER                                        200,221       204,421
                                                                  -----------   -----------

                                                                      856,892       860,292
                                                                  -----------   -----------

                                                                  $ 7,169,713   $ 7,460,897
                                                                 ============   ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2001 AND OCTOBER 31, 2000


                                                                   JANUARY 31,   OCTOBER 31,
                                                                      2001         2000
                                                                  (UNAUDITED)    (AUDITED)
                                                                  -----------   -----------

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

            CURRENT PORTION OF LONG-TERM DEBT                    $          0             0
            ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   1,836,447     2,209,724
            INCOME TAXES PAYABLE                                        4,544         5,379
                                                                -------------   -----------

                 TOTAL CURRENT LIABILITIES                          1,840,991     2,215,103
                                                                -------------   -----------


LONG-TERM DEBT, LESS CURRENT PORTION                                        0             0
LONG-TERM DEBT, RELATED PARTY                                       2,522,000     2,522,000
                                                                -------------   -----------

                                                                    2,522,000     2,522,000
                                                                -------------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED;  4,407,614 AND
       4,407,614  SHARES ISSUED AND  OUTSTANDING
       AT JANUARY 31, 2001 AND OCTOBER
       31, 2000, RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 40,076,140
       AND $40,076,140 AT JANUARY 31, 2001 AND
       OCTOBER 31, 2000, RESPECTIVELY                                  44,076        44,076

   COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JANUARY 31, 2001 AND OCTOBER 31, 2000,
       RESPECTIVELY                                                    53,138        53,138

   ADDITIONAL PAID-IN CAPITAL                                      27,617,053    27,545,053

   ACCUMULATED DEFICIT                                            (11,902,763)  (11,945,307)

   986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                                  (11,003,545)  (11,003,545)


   COMPREHENSIVE INCOME:

       PENSION VALUATION RESERVE                                   (1,969,621)   (1,969,621)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
       FOR SALE                                                       (31,616)            0
                                                                -------------   ------------

                                                                    2,806,722     2,723,794
                                                                -------------   ------------

                                                                 $  7,169,713   $  7,460,897
                                                                =============   ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000



                                                  2001            2000
                                              (UNAUDITED)     (UNAUDITED)
                                              -----------     -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                      $         0     $         0
    EXCHANGE BUILDING RENTAL INCOME              108,883         105,517
    OUTSIDE REAL ESTATE RENT                     133,374         148,641
    OTHER INCOME                                       0              75
                                             ------------    ------------
                                                 242,257         254,233
                                             ------------    ------------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                           0               0
    LABOR, OPERATING AND MAINTENANCE             122,684         117,782
    DEPRECIATION AND AMORTIZATION                 28,348          25,819
    TAXES OTHER THAN INCOME TAXES                 36,500          35,000
    GENERAL AND ADMINISTRATIVE                    13,166          18,328
                                             ------------    ------------
                                                 200,698         196,929
                                             ------------    ------------

INCOME FROM REAL ESTATE OPERATIONS                41,559          57,304
                                             ------------    ------------



STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                  1,148,428       1,154,267
    FEED AND BEDDING INCOME                       81,581          85,862
    RENTAL INCOME                                  1,566           1,396
    OTHER INCOME                                  72,685          62,063
                                             ------------    ------------
                                               1,304,260       1,303,588
                                             ------------    ------------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                      463,269         462,943
    OTHER OPERATING AND MAINTENANCE              271,337         245,383
    FEED AND BEDDING EXPENSE                      62,615          64,462
    DEPRECIATION AND AMORTIZATION                  4,563           3,750
    TAXES OTHER THAN INCOME TAXES                 67,482          75,680
    GENERAL AND ADMINISTRATIVE                   155,814         179,527
                                             ------------    ------------
                                               1,025,080       1,031,745
                                             ------------    ------------


INCOME FROM STOCKYARD OPERATIONS                 279,180         271,843
                                             ------------    ------------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                  Continued ...

                                                 2001           2000
                                             (UNAUDITED)     (UNAUDITED)
                                             -----------     -----------

ART OPERATIONS:
 ART REVENUES:
    SALES                                              0          27,500
    OTHER REVENUES                                     0               0
                                             ------------    ------------

                                                       0          27,500
                                             ------------    ------------

 ART EXPENSES:
    COST OF ART SOLD                                   0          72,500
    VALUATION RESERVE                                  0         (50,750)
    SELLING, GENERAL AND ADMINISTRATIVE            7,340           7,681
                                             ------------    ------------

                                                   7,340          29,431
                                             ------------    ------------

(LOSS) FROM ART OPERATIONS                        (7,340)         (1,931)
                                             ------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSE              (265,576)       (267,344)
                                             ------------    ------------


INCOME FROM OPERATIONS                            47,823          59,872
                                             ------------    ------------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                        130,118         134,084
  INTEREST EXPENSE                                     0         (43,676)
  INTEREST EXPENSE-RELATED PARTY                 (63,397)        (22,340)
  OTHER EXPENSE                                        0               0
                                             ------------    ------------

                                                  66,721          68,068
                                             ------------    ------------


INCOME BEFORE PROVISION FOR INCOME
  TAXES                                          114,544         127,940

PROVISION (BENEFIT) FOR INCOME TAXES                   0               0
                                             ------------    ------------

NET INCOME                                       114,544         127,940

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED (LOSS) INCOME ON
  INVESTMENTS AVAILABLE FOR SALE                 (31,616)         11,560
                                             ------------    ------------


COMPREHENSIVE INCOME                         $    82,928     $   139,500
                                            =============    ============

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                $      0.01     $      0.02
                                            =============    ============

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                  4,327,000       4,327,000
                                            =============    ============

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2000 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED)


                                     COMMON STOCK         PREFERRED STOCK
                                    NUMBER              NUMBER                ADDITIONAL
                                      OF                  OF                    PAID-IN
                                    SHARES   AMOUNT     SHARES       AMOUNT     CAPITAL
                                    ------   ------     ------       ------     -------

BALANCE, OCTOBER 31, 1999        5,313,794   $53,138    3,879,258    $38,793  $27,274,159

 NET (LOSS)                              0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0      528,356      5,283      270,894
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED LOSS ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------  -----------

BALANCE, OCTOBER 31, 2000        5,313,794    53,138    4,407,614     44,076   27,545,053
 NET INCOME                              0         0            0          0            0
 PREFERRED STOCK DIVIDEND                0         0            0          0       72,000
 MINIMUM PEN. LIAB. ADJUSTMENT           0         0            0          0            0
 UNREALIZED LOSS ON INVESTMENTS          0         0            0          0            0
                                --------------------   ---------------------   ----------


BALANCE, JANUARY 31, 2001        5,313,794   $53,138    4,407,614    $44,076  $27,617,053
                                 ====================   ===================== ============



                                                -COMPREHENSIVE (LOSS) INCOME-    TREASURY
                              ACCUMULATED        VALUATION      UNREALIZED         STOCK
                                DEFICIT           RESERVE       GAIN ON INV.      AT COST
                                -------           -------       ------------      -------

BALANCE, OCTOBER 31, 1999    ($10,758,188)      ($1,903,176)     $  (343,725)   ($11,003,545)
 NET (LOSS)                      (921,582)                0                0               0
 PREFERRED STOCK DIVIDEND        (265,537)                0                0               0
 MINIMUM PEN. LIAB. ADJ.                0           (66,445)               0               0
 UNREALIZED LOSS ON INV.                0                 0          343,725               0
                             -------------    -------------     ------------    ------------

BALANCE, OCTOBER 31, 2000     (11,945,307)      ($1,969,621)               0     (11,003,545)
 NET INCOME                       114,544                 0                0               0
 PREFERRED STOCK DIVIDEND         (72,000)                0                0               0
 MINIMUM PEN. LIAB. ADJ.                0                 0                0               0
 UNREALIZED LOSS ON INV.                0                 0          (31,616)              0
                             -------------    --------------     ------------   ------------

BALANCE, JANUARY 31, 2001    ($11,902,763)      ($1,969,621)     $   (31,616)   ($11,003,545)
                             =============    ==============    =============   =============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000



                                                    2001              2000
                                                 (UNAUDITED)       (UNAUDITED)
                                                 -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                      $   114,544      $   127,940

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES:


   DEPRECIATION AND AMORTIZATION                       36,312           30,398


CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET              151,091         (129,697)
     ART INVENTORY, NET                                     0           21,750
     PREPAID EXPENSES AND OTHER, NET                   40,853           26,787
     PAYABLES AND ACCRUED EXPENSES, NET              (374,112)         (84,635)
                                                  ------------     ------------
NET CASH (USED) BY OPERATING
     ACTIVITIES                                       (31,312)          (7,457)
                                                  ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                (42,485)         (36,643)
                                                  ------------     ------------

NET CASH (USED) BY INVESTING ACTIVITIES               (42,485)         (36,643)
                                                  ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                 0        1,725,000
  REPAYMENT OF CURRENT PORTION OF LONG-TERM                 0          (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                   0       (1,796,710)
                                                  ------------     ------------
NET CASH (USED) BY FINANCING ACTIVITIES                     0         (146,710)
                                                  ------------     ------------


NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (73,797)        (190,810)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       87,269          416,191
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    13,472     $    225,381
                                                  ============     ============


NOTE: Canal made federal and state income tax payments of $6,000 and $6,000 and interest payments of $63,000 and $66,000 in the three month periods ended January 31, 2001 and 2000, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 2001
                                   (UNAUDITED)



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

         B) Investments Available for Sale - Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 2%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders' Equity (Note 9).

            Investments in Joint Ventures - Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both January 31, 2001 and October 31, 2000, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3.       Interim Financial Statements

         The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2001 and the results of its operations and its cash flows for the three month period ended January 31, 2001. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2000 and the notes thereto which are contained in Canal's 2000 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2001.


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

         Real estate operations resulted in operating income of $42,000 for the three month period ended January 31, 2001 as compared to $57,000 for the same period in fiscal 2000. Additionally, real estate operations contributed $242,000 to Canal's revenues for the three month period ended January 31, 2001, as compared to revenues of $254,000 for the same period in fiscal 2000.

         As of January 31, 2001, there are approximately 184 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

         Stockyard operations resulted in operating income of $279,000 for the three month period ended January 31, 2001, as compared to $272,000 for the same period in fiscal 2000. Additionally, stockyard operations contributed $1,304,000 to Canal's revenues for the three month period ended January 31, 2001, as compared to revenues of $1,304,000 for the same period in fiscal 2000.


6.       ART OPERATIONS

         Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $624,000 at January 31, 2001. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

         Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($653,899) and 45% ($542,758) and 55% ($653,899) of total art inventory at January 31, 2001 and October 31, 2000, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

         Canal has its art inventory appraised by an independent appraiser annually. The 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000, as compared to $2,778,700 at October 31, 1999. There were no sales of art in the first fiscal quarter of 2001.

         The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used for disposal of its art inventory. The proceeds from these sales will be used to reduce the Company's outstanding debt. If these sales are not made, the Company has alternate means of raising cash such as sale of real estate, raising of new capital and rescheduling of debt. Some of these measures were successfully implemented in fiscal 2000.

         Canal's art operations have generated an operating loss of $7,000 for the three month period ended January 31, 2001, as compared to an operating loss of $2,000 (net of a decrease in the valuation allowance of $50,750) for the same period in fiscal 2000. Additionally, art operations contributed $ zero to Canal's revenues for the three month period ended January 31, 2001, as compared to revenues of $28,000 for the same period in fiscal 2000. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

         Inventory on Consignment - The Company had approximately $1,273,000 and $1,273,000 of art inventory on consignment with third party dealers at January 31, 2001 and October 31, 2000, respectively.


7.       Property and Equipment

         Included in property and equipment were the cost of buildings of approximately $2.5 million at January 31, 2001 and October 31, 2000.

8.       Notes Receivable

         Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $290,000 and $578,000 at January 31, 2001 and October 31, 2000, respectively.


9.       INVESTMENTS AVAILABLE FOR SALE

         At January 31, 2001 the investments available for sale consisted of the following:
                                                 January 31,      October 31,
         ($ 000's Omitted)                          2001             2000
                                                 ----------       ----------

         Aggregate market value.................   $   37           $   69
                                                   ------           ------

         Aggregate carrying value...............   $   37           $   69
                                                   ------           ------

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

         On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code. At October 31, 2000, Canal determined that the decline in market value of its investment in this company was permanent and accordingly, recognized a realized loss on investments in marketable securities of approximately $467,000. Management will continue to monitor this situation closely and take appropriate action if it determines that future fluctuations in the market value of this investment are other than temporary.

         For the three months ended January 31, 2001 Canal recognized an unrealized loss on investments available for sale of $32,000. Additionally, in fiscal 2000 Canal recognized an unrealized gain on investments available for sale of $12,000, both of which are shown in a separate component of Stockholders' Equity.

10.      BORROWINGS

         At January 31, 2001, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:


                                              January 31,       October 31,
                                                 2001             2000
                                             -----------       -----------
                                             (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party...............    $ 2,522         $ 2,522

11% mortgage note; original principal
 amount $1,697; due April 1, 2011;
 payable in monthly installments
 (including interest) of $17................          0               0

9.5% mortgage note; original principal
 amount $472; due November 1, 2012,
 payable in monthly installments
 (including interest) of $4.................          0               0

Other Note..................................          0               0
                                                -------         -------

Total ......................................      2,522           2,522

Less -- current maturities .................          0               0
                                                -------         -------

Long-term debt .............................    $ 2,522         $ 2,522
                                                -------         -------

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

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2001, the balance due under these notes was $2,522,000 all of which is classified as long-term debt-related party.


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

                 Item II - Management's Discussion and Analysis
                Of Results of Operations and Financial Condition
                   For the Three Months Ended January 31, 2001


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


2001 Compared to 2000

         Canal recognized net income of $115,000 for the three month period ended January 31, 2001 as compared to net income of $128,000 for the same period in fiscal 2000. After recognition of an unrealized loss on investments held for sale of $32,000 for the three month period ended January 31, 2001 the Company recognized comprehensive income of $83,000 for the three month period ended January 31, 2001 as compared to comprehensive income of $140,000 for the same period in fiscal 2000. Further, after recognition of preferred stock dividend payments of $72,000 for the three month period ended January 31, 2001, the Company recognized net income applicable to common stockholders of $11,000 ($0.01 per common share) for the three month period ended January 31, 2001 as compared to net income applicable to common stockholders of $74,000 ($0.02 per common share) for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the 2000 results is other income of approximately $134,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt.

         Canal's revenues from continuing operations consist of revenues from its real estate, stockyards and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Total revenues decreased by $39,000 or 2.5% to $1,547,000 for the three month period ended January 31, 2001, as compared to the revenues of $1,585,000 for the same period in fiscal 2000. The fiscal 2001 decrease in revenues is due primarily to a decrease in sales of art of approximately $28,000.

Real Estate Revenues

         Real estate revenues for the three months ended January 31, 2001 of $242,000 accounted for 15.7% of the fiscal 2001 revenues as compared to real estate revenues of $254,000 or 16.0% for the same period in fiscal 2000. Real estate revenues are comprised of the sale of real estate (0.0% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (45.0% and 41.5%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (55.0% and 58.4%) and other income (0.0% and 0.1%) for the three months ended January 31, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in outside real estate rent which was the result of having sold certain income producing properties in the second half of fiscal 2000.


Real Estate Expenses

         Real estate expenses for the three months ended January 31, 2001 of $201,000 increased by $4,000 (1.9%) from real estate expenses of $197,000 for the same period in fiscal 2000. Real estate expenses were comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance expenses (61.1% and 59.8%), depreciation and amortization (14.1% and 13.1%), taxes other than income taxes (18.2% and 17.8%) and general and administrative expenses (6.6% and 9.3%) for the three months ended January 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.


Stockyard Revenues

         Stockyard revenues for the three months ended January 31, 2001 of $1,304,000 accounted for 84.3% of the fiscal 2001 revenues as compared to stockyard revenues of $1,304,000 or 82.2% for the same period in fiscal 2000. Stockyard revenues are comprised of yard handling and auction (88.1% and 88.5%), feed and bedding income (6.3% and 6.7%), rental income (0.1% and 0.1%) and other income (5.5% and 4.7%) for the three month periods ended January 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.


Stockyard Expenses

         Stockyard expenses for the three months ended January 31, 2001 of $1,025,000 decreased by $7,000 (6.5%) from stockyard expenses of $1,032,000 for the same period in fiscal 2000. Stockyard expenses are comprised of labor and related costs (45.2% and 44.9%), other operating and maintenance (26.5% and 23.8%), feed and bedding expense (6.1% and 6.3%), depreciation and amortization (0.4% and 0.3%), taxes other than income taxes (6.6% and 7.3%) and general and administrative (15.2% and 17.4%) for the three month periods ended January 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.


Art Operations - General

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

         Canal has its art inventory appraised by an independent appraiser annually. The fiscal 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000, as compared to $2,778,700 at October 31, 1999. There were no sales of art in the first fiscal quarter of 2001.

         The Company's plan to sell inventory at auction is contemplated in the normal course of business. Auction in this context is one of the usual channels used by the Company for disposal of its art inventory. The proceeds from these sales are used to reduce the Company's outstanding debt and finance current operations. If these sales are not made the Company has alternate means of raising cash such as sale of real estate, raising of new capital and further rescheduling of debt. Some of these measures were successfully implemented in fiscal 2000.


Art Revenues

         Art revenues for the three months ended January 31, 2001 of $zero accounted for zero% of the fiscal 2001 revenues as compared to art revenues of $28,000 or 1.8% for the same period in fiscal 2000. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended January 31, 2001 and 2000, respectively. The Company's art inventory was reduced through sales by $zero in the first three months of fiscal 2001.

Art Expenses

         Art expenses for the three months ended January 31, 2001 of $7,000 decreased by $22,000 from art expenses of $29,000 for the same period in fiscal 2000. Art expenses (net of a valuation allowance of $51,000 in fiscal 2000) consisted of the cost of art sold (0.0% and 73.9%) and selling, general and administrative expenses (100.0% and 26.1%) for the three month periods ended January 31, 2001 and 2000, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.


General and Administrative

         General and administrative expenses for the three months ended January 31, 2001 of $265,000 decreased by $2,000 (6.6%) from expenses of $267,000 for the same period in fiscal 2000. The major components of general and administrative expenses are officers salaries (43.2% and 41.2%), rent (8.4% and 8.3%), legal and professional fees (5.8% and 6.9%), insurance (10.2% and 10.1%) and office salaries (11.6% and 10.8%) for the three month periods ended January 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.


Interest and Other Income

         Interest and other income for the three months ended January 31, 2001 of $130,000 decreased by $4,000 (3.0%) from interest and other income of $134,000 for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt.


Interest Expense

         Interest expense for the three months ended January 31, 2001 of $63,000 decreased by $3,000 (4.0%) from interest expense of $66,000 for the same period in fiscal 2000. The fiscal 2001 decrease is due primarily to a reduction in aggregate debt outstanding at January 31, 2001 as compared to the same period in fiscal 2000. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

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

         On January 8, 1998, the Company issued $3,700,000 of variable rate mortgage notes due May 15, 2001. The purchasers of these notes included certain entities controlled by the Company's Chairman, the Company's Chief Executive Officer and members of their families. These notes carried interest at the highest of four variable rates, determined on a quarterly basis. These notes, among other things, prohibits Canal from becoming an investment company as defined by the Investment Company Act of 1940; requires Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock; requires principal prepayments to be made only out of the proceeds from the sale of certain assets and required the accrual of additional interest (to be paid at maturity) of approximately three percent per annum.

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

         On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2001, the balance due under these notes was $2,522,000 all of which is classified as long-term debt related party.

         Cash and cash equivalents of $13,000 at January 31, 2001 decreased by $74,000 from cash and cash equivalents of $87,000 at October 31, 2000. Net cash used by operations so far in fiscal 2001 was $31,000.

         At January 31, 2001 and October 31, 2000, the Company's current liabilities exceeded current assets by $0.6 million and $0.6 million, respectively. The only required principal repayments under Canal's debt agreements for fiscal 2001 will be from the proceeds (if any) of the sale of certain assets.

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


Item III - Quantitative and Qualitative Disclosures About Market Risk

         We do not have any derivative financial instruments in our marketable securities portfolio as of January 31, 2001. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities which are classified as available-for-sale as of January 31, 2001. Canal's related party mortgage notes have fixed interest rates therefore, the fair value of these instruments is not affected by changes in market interest rates. Canal believes that the market risk arising from holding its financial instruments is not material.

         Information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                     PART II

                                OTHER INFORMATION

Item 1:          Legal Proceedings:

                 See Item 3 of Canal's October 31, 2000 Form 10-K.


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




Date: March 9, 2001