Form 10-Q
period 2001-04-30
CANAL CAPITAL CORP
filed 2001-06-14
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the quarterly period ended April 30, 2001

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ________ to ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class                    Shares outstanding at May 31, 2001
    -------------------                    ----------------------------------
Common stock, $0.01 par value                          4,326,929

(This document contains 31 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2001

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ...........................................    3

Part I - Financial Information .......................................    4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - April 30, 2001
       and October 31, 2000 ..........................................    5

     Statements of Consolidated Operations and
       Comprehensive Income for the Six and Three
       Month Periods ended April 30, 2001 and 2000....................    7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Six Month and
       One Year Periods ended April 30, 2001 and
       October 31, 2000 ..............................................    9

     Statements of Consolidated Cash Flows for the
       Six Month Periods ended April 30, 2001 and
       2000 ..........................................................   10

     Notes to Consolidated Financial Statements ......................   11

Item II.  Management's Discussion and Analysis of
          Financial Condition ........................................   19

     Capital Resources and Liquidity .................................   23

     Other Factors .................................. ................   24

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ........................ ................   24

Part II - Other Information ......................... ................   25

     Items 1 through 6 .............................. ................   26

     Signatures ..................................... ................   27

                           ACCOUNTANTS' REVIEW REPORT


To the Stockholders of Canal Capital Corporation:


We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2001, the related consolidated statements of operations and comprehensive income for the six and three month periods ended April 30, 2001 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2001. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                          /s/  Todman & Co., CPA's,P.C.
June 6, 2001                            ------------------------------
                                        TODMAN & CO., CPA's,P.C.
                                        Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2001 AND OCTOBER 31, 2000


                                                       APRIL 30,     OCTOBER 31,
                                                         2001           2000
                                                      (UNAUDITED)     (AUDITED)
                                                      ----------     ----------
ASSETS:

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                           $    8,057     $   87,269
  NOTES AND ACCOUNTS RECEIVABLE, NET                     573,741        736,388
  ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
    $ 1,500,000 AT BOTH APRIL 30, 2001 AND
    OCTOBER 31, 2000                                     500,000        500,000
  STOCKYARDS INVENTORY                                    38,771         21,361
  INVESTMENTS                                             24,333         68,461
  PREPAID EXPENSES                                        79,052        154,875
                                                      ----------     ----------
       TOTAL CURRENT ASSETS                            1,223,954      1,568,534
                                                      ----------     ----------

NON-CURRENT ASSETS:

  PROPERTY ON OPERATING LEASES, NET OF
    ACCUMULATED DEPRECIATION OF $1,483,717
    AND $ 1,420,681 AT APRIL 30, 2001 AND
    OCTOBER 31, 2000, RESPECTIVELY                     3,170,010      3,097,938
                                                      ----------     ----------
  PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
    ACCUMULATED DEPRECIATION OF $26,868 AND
    $18,458 AT APRIL 30, 2001 AND OCTOBER
    31, 2000, RESPECTIVELY                             1,252,996      1,237,476
                                                      ----------     ----------
  ART INVENTORY NON-CURRENT, NET OF A
    VALUATION ALLOWANCE OF $ 1,227,950
    AND $1,227,950 AT APRIL 30, 2001
    AND OCTOBER 31, 2000, RESPECTIVELY                   696,657        696,657
                                                      ----------     ----------

OTHER ASSETS:

  PROPERTY HELD FOR DEVELOPMENT OR RESALE                647,669        647,669
  DEFERRED LEASING AND FINANCING COSTS                    29,141          8,202
  DEPOSITS AND OTHER                                     217,522        204,421
                                                      ----------     ----------
                                                         894,332        860,292
                                                      ----------     ----------
                                                      $7,237,949     $7,460,897
                                                      ==========     ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2001 AND OCTOBER 31, 2000


                                                          APRIL 30,         OCTOBER 31,
                                                            2001               2000
                                                         (UNAUDITED)         (AUDITED)
                                                        ------------       ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $  2,057,838       $  2,209,724
  INCOME TAXES PAYABLE                                         3,503              5,379
                                                        ------------       ------------
      TOTAL CURRENT LIABILITIES                            2,061,341          2,215,103
                                                        ------------       ------------

LONG-TERM DEBT, RELATED PARTY                              2,522,000          2,522,000
                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
    5,000,000 SHARES AUTHORIZED; 4,407,614 AND
    4,407,614 SHARES ISSUED AND OUTSTANDING
    AT APRIL 30, 2001 AND OCTOBER 31, 2000,
    RESPECTIVELY AND AGGREGATE LIQUIDATION
    PREFERENCE OF $10 PER SHARE FOR $40,076,140
    AND $40,076,140 AT APRIL 30, 2001 AND
    OCTOBER 31, 2000, RESPECTIVELY                            44,076             44,076

  COMMON STOCK, $0.01 PAR VALUE:
    10,000,000 SHARES AUTHORIZED; 5,313,794
    SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
    AT APRIL 30, 2001 AND OCTOBER 31, 2000,
    RESPECTIVELY                                              53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                              27,689,053         27,545,053

  ACCUMULATED DEFICIT                                    (12,114,185)       (11,945,307)

  986,865 SHARES OF COMMON STOCK
    HELD IN TREASURY, AT COST                            (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                             (1,969,621)        (1,969,621)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
      FOR SALE                                               (44,308)                 0
                                                        ------------       ------------
                                                           2,654,608          2,723,794
                                                        ------------       ------------
                                                        $  7,237,949       $  7,460,897
                                                        ============       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000


                                                        2001            2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                    ----------        ----------
REAL ESTATE OPERATIONS:
  REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                             $        0        $        0
    EXCHANGE BUILDING RENTAL INCOME                    216,921           227,340
    OUTSIDE REAL ESTATE RENT                           272,433           269,674
    OTHER INCOME                                         1,000                75
                                                    ----------        ----------
                                                       490,354           497,089
                                                    ----------        ----------
  REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                 0                 0
    LABOR, OPERATING AND MAINTENANCE                   233,004           234,828
    DEPRECIATION AND AMORTIZATION                       57,469            52,226
    TAXES OTHER THAN INCOME TAXES                       74,900            69,200
    GENERAL AND ADMINISTRATIVE                          28,654            42,688
                                                    ----------        ----------
                                                       394,027           398,942
                                                    ----------        ----------

INCOME FROM REAL ESTATE OPERATIONS                      96,327            98,147
                                                    ----------        ----------

STOCKYARD OPERATIONS:
  STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                        2,079,881         2,180,474
    FEED AND BEDDING INCOME                            151,992           157,997
    RENTAL INCOME                                        2,630             1,756
    OTHER INCOME                                       121,163           122,917
                                                    ----------        ----------
                                                     2,355,666         2,463,144
                                                    ----------        ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            879,012           907,979
    OTHER OPERATING AND MAINTENANCE                    513,133           460,015
    FEED AND BEDDING EXPENSE                           117,504           122,679
    DEPRECIATION AND AMORTIZATION                        9,382             7,576
    TAXES OTHER THAN INCOME TAXES                      133,264           138,542
    GENERAL AND ADMINISTRATIVE                         291,455           326,276
                                                    ----------        ----------
                                                     1,943,750         1,963,067
                                                    ----------        ----------

INCOME FROM STOCKYARD OPERATIONS                       411,916           500,077
                                                    ----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                  Continued ...


                                                      2001             2000
                                                  (UNAUDITED)       (UNAUDITED)
                                                   ----------        ----------
ART OPERATIONS:
  ART REVENUES:
    SALES                                                   0            27,500
    OTHER REVENUES                                          0                 0
                                                   ----------        ----------
                                                            0            27,500
                                                   ----------        ----------

  ART EXPENSES:
    COST OF ART SOLD                                        0            72,500
    VALUATION RESERVE                                       0           (50,750)
    SELLING, GENERAL AND ADMINISTRATIVE                14,609            14,638
                                                   ----------        ----------
                                                       14,609            36,388
                                                   ----------        ----------

(LOSS) FROM ART OPERATIONS                            (14,609)           (8,888)
                                                   ----------        ----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (535,380)         (541,916)
                                                   ----------        ----------

(LOSS) INCOME FROM OPERATIONS                         (41,746)           47,420
                                                   ----------        ----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                             143,315           138,963
  INTEREST EXPENSE                                          0           (43,676)
  INTEREST EXPENSE-RELATED PARTY                     (126,447)          (85,840)
  OTHER EXPENSE                                             0                 0
                                                   ----------        ----------
                                                       16,868             9,447
                                                   ----------        ----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                        (24,787)           56,867

PROVISION (BENEFIT) FOR INCOME TAXES                        0                 0
                                                   ----------        ----------
NET (LOSS) INCOME                                     (24,878)           56,867

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED (LOSS) INCOME ON
  INVESTMENTS AVAILABLE FOR SALE                      (44,308)           11,560
                                                   ----------        ----------

COMPREHENSIVE (LOSS)INCOME                         $  (69,186)       $   68,427
                                                   ==========        ==========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                      $    (0.04)       $    (0.01)
                                                   ==========        ==========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                   ==========        ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000


                                                       2001             2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                    ----------        ----------
REAL ESTATE OPERATIONS:
  REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                             $        0        $        0
    EXCHANGE BUILDING RENTAL INCOME                    108,038           101,287
    OUTSIDE REAL ESTATE RENT                           139,059           141,569
    OTHER INCOME                                         1,000                 0
                                                    ----------        ----------
                                                       248,097           242,856
                                                    ----------        ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                 0                 0
    LABOR, OPERATING AND MAINTENANCE                   110,320           117,046
    DEPRECIATION AND AMORTIZATION                       29,121            26,407
    TAXES OTHER THAN INCOME TAXES                       38,400            34,200
    GENERAL AND ADMINISTRATIVE                          15,488            24,360
                                                    ----------        ----------
                                                       193,329           202,013
                                                    ----------        ----------

INCOME FROM REAL ESTATE OPERATIONS                      54,768            40,843
                                                    ----------        ----------

STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          931,453         1,026,207
    FEED AND BEDDING INCOME                             70,411            72,135
    RENTAL INCOME                                        1,064               360
    OTHER INCOME                                        48,478            60,854
                                                    ----------        ----------
                                                     1,051,406         1,159,556
                                                    ----------        ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            415,743           445,036
    OTHER OPERATING AND MAINTENANCE                    241,796           214,632
    FEED AND BEDDING EXPENSE                            54,889            58,217
    DEPRECIATION AND AMORTIZATION                        4,819             3,826
    TAXES OTHER THAN INCOME TAXES                       65,782            62,862
    GENERAL AND ADMINISTRATIVE                         135,641           146,749
                                                    ----------        ----------
                                                       918,670           931,322
                                                    ----------        ----------

INCOME FROM STOCKYARD OPERATIONS                       132,736           228,234
                                                    ----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                  Continued ...


                                                      2001             2000
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------
ART OPERATIONS:
  ART REVENUES:
    SALES                                                   0                 0
    OTHER REVENUES                                          0                 0
                                                  -----------       -----------
                                                            0                 0
                                                  -----------       -----------

  ART EXPENSES:
    COST OF ART SOLD                                        0                 0
    VALUATION RESERVE                                       0                 0
    SELLING, GENERAL AND ADMINISTRATIVE                 7,269             6,957
                                                  -----------       -----------
                                                        7,269             6,957
                                                  -----------       -----------
(LOSS) FROM ART OPERATIONS                             (7,269)           (6,957)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (269,804)         (274,572)
                                                  -----------       -----------

(LOSS) FROM OPERATIONS                                (89,569)          (12,452)
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                              13,197             4,879
  INTEREST EXPENSE                                          0                 0
  INTEREST EXPENSE-RELATED PARTY                      (63,050)          (63,500)
  OTHER EXPENSE                                             0                 0
                                                  -----------       -----------
                                                      (49,853)          (58,621)
                                                  -----------       -----------
(LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                              (139,422)          (71,073)

PROVISION (BENEFIT) FOR INCOME TAXES                        0                 0
                                                  -----------       -----------
NET (LOSS)                                           (139,422)          (71,073)

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED (LOSS) INCOME ON
  INVESTMENTS AVAILABLE FOR SALE                      (12,692)                0
                                                  -----------       -----------

COMPREHENSIVE (LOSS)                              $  (152,114)      $   (71,073)
                                                  ===========       ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                     $     (0.05)      $     (0.03)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                  ===========       ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2000 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2001 (UNAUDITED)


                                                COMMON STOCK                 PREFERRED STOCK
                                         -----------------------         -----------------------
                                         NUMBER                          NUMBER                         ADDITIONAL
                                           OF                              OF                            PAID-IN
                                         SHARES           AMOUNT         SHARES          AMOUNT          CAPITAL
                                        ---------        -------        ---------        -------        -----------

BALANCE, OCTOBER 31, 1999               5,313,794        $53,138        3,879,258        $38,793        $27,274,159

  NET (LOSS)                                    0              0                0              0                  0
  PREFERRED STOCK DIVIDEND                      0              0          528,356          5,283            270,894
  MINIMUM PEN. LIAB. ADJUSTMENT                 0              0                0              0                  0
  UNREALIZED LOSS ON INVESTMENTS                0              0                0              0                  0
                                        ---------        -------        ---------        -------        -----------

BALANCE, OCTOBER 31, 2000               5,313,794         53,138        4,407,614         44,076         27,545,053
  NET INCOME                                    0              0                0              0                  0
  PREFERRED STOCK DIVIDEND                      0              0                0              0            144,000
  MINIMUM PEN. LIAB. ADJUSTMENT                 0              0                0              0                  0
  UNREALIZED LOSS ON INVESTMENTS                0              0                0              0                  0
                                        ---------        -------        ---------        -------        -----------


BALANCE, APRIL 30, 2001                 5,313,794        $53,138        4,407,614        $44,076        $27,689,053
                                        =========        =======        =========        =======        ===========


                                                     -COMPREHENSIVE     (LOSS) INCOME-        TREASURY
                                   ACCUMULATED          VALUATION         UNREALIZED            STOCK
                                    DEFICIT              RESERVE          GAIN ON INV.         AT COST
                                  ------------         -----------         ---------         ------------
BALANCE, OCTOBER 31, 1999         ($10,758,188)        ($1,903,176)        ($343,725)        ($11,003,545)
  NET (LOSS)                          (921,582)                  0                 0                    0
  PREFERRED STOCK DIVIDEND            (265,537)                  0                 0                    0
  MINIMUM PEN. LIAB. ADJ                     0             (66,445)                0                    0
  UNREALIZED LOSS ON INV                     0                   0           343,725                    0
                                  ------------         -----------         ---------         ------------

BALANCE, OCTOBER 31, 2000          (11,945,307)        ($1,969,621)                0          (11,003,545)
  NET LOSS                             (24,878)                  0                 0                    0
  PREFERRED STOCK DIVIDEND            (144,000)                  0                 0                    0
  MINIMUM PEN. LIAB. ADJ                     0                   0                 0                    0
  UNREALIZED LOSS ON INV                     0                   0           (44,308)                   0
                                  ------------         -----------         ---------         ------------

BALANCE, APRIL 30, 2001           ($12,114,185)        ($1,969,621)        ($ 44,308)        ($11,003,545)
                                  ============         ===========         =========         ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000


                                                                2001              2000
                                                            (UNAUDITED)        (UNAUDITED)
                                                             ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                          $ (24,878)        $    56,867

  ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

    DEPRECIATION AND AMORTIZATION                               72,790              65,254

CHANGES IN ASSETS AND LIABILITIES:

  NOTES AND ACCOUNTS RECEIVABLES, NET                          162,647              93,919
  ART INVENTORY, NET                                                 0              21,750
  PREPAID EXPENSES AND OTHER, NET                               23,030              81,411
  PAYABLES AND ACCRUED EXPENSES, NET                          (153,762)           (399,333)
                                                             ---------         -----------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                                    79,827             (80,132)
                                                             ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                        (159,039)            (82,032)
                                                             ---------         -----------
NET CASH (USED) BY INVESTING ACTIVITIES                       (159,039)            (82,032)
                                                             ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                          0           1,725,000
  REPAYMENT OF CURRENT PORTION OF LONG-TERM                          0             (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                            0          (1,796,710)
                                                             ---------         -----------
NET CASH (USED) BY FINANCING ACTIVITIES                              0            (146,710)
                                                             ---------         -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (79,212)           (308,874)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                87,269             416,191
                                                             ---------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   8,057         $   107,317
                                                             =========         ===========


NOTE: Canal made federal and state income tax payments of $7,000 and $11,000 and interest payments of 126,000 and $130,000 in the six month periods ended April 30, 2001 and 2000, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED APRIL 30, 2001
                                   (UNAUDITED)


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

     Investments in Joint Ventures - Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both April 30, 2001 and October 31, 2000, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2001 and the results of its operations and its cash flows for the six month period ended April 30, 2001. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2000 and the notes thereto which are contained in Canal's 2000 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2001.

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

     Real estate operations resulted in operating income of $96,000 and $55,000 for the six and three month periods ended April 30, 2001, respectively, as compared to $98,000 and $41,000 for the same periods in fiscal 2000. Additionally, real estate operations contributed $490,000 and $248,000 to Canal's revenues for the six and three month periods ended April 30, 2001, respectively, as compared to revenues of $497,000 and $243,000 for the same periods in fiscal 2000.

     As of April 30, 2001, there are approximately 184 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

     Stockyard operations resulted in operating income of $412,000 and $133,000 for the six and three month periods ended April 30, 2001, respectively, as compared to $500,000 and $228,000 for the same periods in fiscal 2000. Additionally, stockyard operations contributed $2,356,000 and $1,051,000 to Canal's revenues for the six and three month periods ended April 30, 2001, respectively, as compared to revenues of $2,463,000 and $1,160,000 for the same periods in fiscal 2000.

6.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $624,000 at April 30, 2001. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 45% ($542,758) and 55% ($653,899) and 45% ($542,758) and 55% ($653,899) of total art inventory at April 30, 2001 and October 31, 2000, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000, as compared to $2,778,700 at October 31, 1999. There were no sales of art in the first six months of 2001.

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

     Canal's art operations have generated operating losses of $15,000 and $7,000 for the six and three month periods ended April 30, 2001, respectively, as compared to operating losses of $9,000 and $7,000 (net of a decrease in the valuation allowance of $50,750) for the same periods in fiscal 2000. Additionally, art operations contributed $ zero to Canal's revenues for both the six and three month periods ended April 30, 2001, as compared to revenues of $28,000 and $ zero for the same periods in fiscal 2000. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had approximately $1,273,000 and $1,273,000 of art inventory on consignment with third party dealers at April 30, 2001 and October 31, 2000, respectively.

7.   Property and Equipment

     Included  in  property  and  equipment   were  the  cost  of  buildings  of
approximately $2.5 million at April 30, 2001 and October 31, 2000.

8.   Notes Receivable

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $290,000 and $578,000 at April 30, 2001 and October 31, 2000, respectively.

9.   INVESTMENTS AVAILABLE FOR SALE

     At April 30, 2001 the investments available for sale consisted of the following:

                                                      April 30,     October 31,
         ($ 000's Omitted)                              2001           2000
                                                        ----           ----

         Aggregate market value                          $24            $69
                                                         ---            ---
         Aggregate carrying value                        $24            $69
                                                         ---            ---

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

     For the six months ended April 30, 2001 Canal recognized an unrealized loss on investments available for sale of $44,000. Additionally, for the six months ended April 30, 2000 Canal recognized an unrealized gain on investments available for sale of $12,000, both of which are shown in a separate component of Stockholders' Equity and Comprehensive Income.

10.  BORROWINGS

     At April 30, 2001, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                             April 30,       October 31,
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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2001, the balance due under these notes was $2,522,000 all of which is classified as long-term debt-related party.

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

                 Item II - Management's Discussion and Analysis
                Of Results of Operations and Financial Condition
                     For the Six Months Ended April 30, 2001


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

2001 Compared to 2000

     Canal recognized a net loss of $25,000 for the six month period ended April 30, 2001 as compared to net income of $57,000 for the same period in fiscal
2000. After recognition of an unrealized loss on investments held for sale of $44,000 for the six month period ended April 30, 2001 and an unrealized gain on investments held for sale of $12,000 for the six month period ended April 30, 2000 the Company recognized a comprehensive loss of $69,000 for the six month period ended April 30, 2001 as compared to comprehensive income of $68,000 for the same period in fiscal 2000. Further, after recognition of preferred stock dividend payments of $144,000 for the six month period ended April 30, 2001, the Company recognized a net loss applicable to common stockholders of $169,000 ($0.04 per common share) for the six month period ended April 30, 2001 as compared to a net loss applicable to common stockholders of $63,000 ($0.01 per common share) for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $143,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the 2000 results is other income of approximately $134,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt.

     Canal's revenues from continuing operations consist of revenues from its real estate, stockyards and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Total revenues decreased by $142,000 or 4.7% to $2,846,000 for the six month period ended April 30, 2001, as compared to the revenues of $2,988,000 for the same period in fiscal 2000. The fiscal 2001 decrease in revenues is due primarily to softer than anticipated volume from our stockyard operations due to the severe winter conditions experienced throughout the Midwest, as well as a decrease in sales of art of approximately $28,000.

Real Estate Revenues

     Real estate revenues for the six months ended April 30, 2001 of $490,000 accounted for 17.2% of the fiscal 2001 revenues as compared to real estate revenues of $497,000 or 16.6% for the same period in fiscal 2000. Real estate revenues are comprised of the sale of real estate (0.0% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (44.2% and 45.7%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (55.6% and 54.3%) and other income (0.2% and 0.0%) for the six months ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     Real estate revenues for the three months ended April 30, 2001 of $248,000 accounted for 19.1% of the fiscal 2001 revenues as compared to real estate revenues of $243,000 or 17.3% for the same period in fiscal 2000. Real estate revenues are comprised of the sale of real estate (0.0% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (43.6% and 41.7%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (56.1% and 58.3%) and other income (0.3% and 0.0%) for the three months ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Expenses

     Real estate expenses for the six months ended April 30, 2001 of $394,000 decreased by $5,000 (1.2%) from real estate expenses of $399,000 for the same period in fiscal 2000. Real estate expenses were comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance expenses (59.1% and 58.8%), depreciation and amortization (14.6% and 13.1%), taxes other than income taxes (19.0% and 17.4%) and general and administrative expenses (7.3% and 10.7%) for the six months ended April 30, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in general and administrative expenses.

     Real estate expenses for the three months ended April 30, 2001 of $193,000 decreased by $9,000 (4.3%) from real estate expenses of $202,000 for the same period in fiscal 2000. Real estate expenses were comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance expenses (57.1% and 57.9%), depreciation and amortization (15.1% and 13.1%), taxes other than income taxes (19.8% and 16.9%) and general and administrative expenses (8.0% and 12.1%) for the three months ended April 30, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in general and administrative expenses.

Stockyard Revenues

     Stockyard revenues for the six months ended April 30, 2001 of $2,356,000 accounted for 82.8% of the fiscal 2001 revenues as compared to stockyard revenues of $2,463,000 or 82.4% for the same period in fiscal 2000. Stockyard revenues are comprised of yard handling and auction (88.3% and 88.5%), feed and bedding income (6.5% and 6.4%), rental income (0.1% and 0.1%) and other income (5.1% and 5.0%) for the six month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard revenues for the three months ended April 30, 2001 of $1,051,000 accounted for 80.9% of the fiscal 2001 revenues as compared to stockyard revenues of $1,160,000 or 82.7% for the same period in fiscal 2000. Stockyard revenues are comprised of yard handling and auction (88.6% and 88.5%), feed and bedding income (6.7% and 6.2%), rental income (0.1% and 0.1%) and other income (4.6% and 5.2%) for the three month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

     Stockyard expenses for the six months ended April 30, 2001 of $1,944,000 decreased by $19,000 (9.8%) from stockyard expenses of $1,963,000 for the same period in fiscal 2000. Stockyard expenses are comprised of labor and related costs (45.2% and 46.3%), other operating and maintenance (26.4% and 23.4%), feed and bedding expense (6.1% and 6.2%), depreciation and amortization (0.4% and 0.4%), taxes other than income taxes (6.9% and 7.1%) and general and administrative (15.0% and 19.6%) for the six month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard expenses for the three months ended April 30, 2001 of $919,000 decreased by $12,000 (1.4%) from stockyard expenses of $931,000 for the same period in fiscal 2000. Stockyard expenses are comprised of labor and related costs (45.3% and 47.8%), other operating and maintenance (26.3% and 23.1%), feed and bedding expense (6.0% and 6.3%), depreciation and amortization (0.4% and 0.3%), taxes other than income taxes (7.2% and 6.8%) and general and administrative (14.8% and 15.7%) for the three month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

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

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2000 Canal applied against sales $50,750 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,727,950 as of October 31, 2000, as compared to $2,778,700 at October 31, 1999. There were no sales of art in the first six months of 2001.

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

Art Revenues

     Art revenues for the six months ended April 30, 2001 of $zero accounted for 0.0% of the fiscal 2001 revenues as compared to art revenues of $28,000 or 1.0% for the same period in fiscal 2000. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (0.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the six month periods ended April 30, 2001 and 2000, respectively. The Company's art inventory was reduced through sales by $zero in the first six months of fiscal 2001.

     There were no sales of art for the three months periods ended April 30, 2001 and 2000.

Art Expenses

     Art expenses for the six months ended April 30, 2001 of $15,000 decreased by $21,000 from art expenses of $36,000 for the same period in fiscal 2000. Art expenses (net of a valuation allowance of $51,000 in fiscal 2000) consisted of the cost of art sold (0.0% and 59.8%) and selling, general and administrative expenses (100.0% and 40.2%) for the six month periods ended April 30, 2001 and 2000, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

     Art expenses for the three months ended April 30, 2001 of $7,000 were unchanged from art expenses of $7,000 for the same period in fiscal 2000. Art expenses consisted of the cost of art sold (0.0% and 0.0%) and selling, general and administrative expenses (100.0% and 100.0%) for the three month periods ended April 30, 2001 and 2000, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

General and Administrative

     General and administrative expenses for the six months ended April 30, 2001 of $535,000 decreased by $7,000 (1.2%) from expenses of $542,000 for the same period in fiscal 2000. The major components of general and administrative expenses are officers salaries (42.8% and 41.5%), rent (8.5% and 8.3%), legal and professional fees (5.7% and 6.8%), insurance (10.1% and 10.0%) and office salaries (11.5% and 11.0%) for the six month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     General and administrative expenses for the three months ended April 30, 2001 of $270,000 decreased by $5,000 (1.7%) from expenses of $275,000 for the same period in fiscal 2000. The major components of general and administrative expenses are officers salaries (42.5% and 41.8%), rent (8.6% and 8.3%), legal and professional fees (5.7% and 6.7%), insurance (10.0% and 9.8%) and office salaries (11.4% and 11.3%) for the three month periods ended April 30, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

Interest and Other Income

     Interest and other income for the six months ended April 30, 2001 of $143,000 increased by $4,000 (3.1%) from interest and other income of $139,000 for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt.

Interest Expense

     Interest expense for the six months ended April 30, 2001 of $126,000 was unchanged from interest expense of $126,000 for the same period in fiscal 2000. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2001, the balance due under these notes was $2,522,000 all of which is classified as long-term debt related party.

     Cash and cash equivalents of $8,000 at April 30, 2001 decreased by $79,000 from cash and cash equivalents of $87,000 at October 31, 2000. Net cash provided by operations so far in fiscal 2001 was $80,000.

     At April 30, 2001 and October 31, 2000, the Company's current liabilities exceeded current assets by $0.8 million and $0.6 million, respectively. The only required principal repayments under Canal's debt agreements for fiscal 2001 will be from the proceeds (if any) of the sale of certain assets.

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

Item III - Quantitative and Qualitative Disclosures About Market Risk

     We do not have any derivative financial instruments in our marketable securities portfolio as of April 30, 2001. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities which are classified as available-for-sale as of April 30, 2001. Canal's related party mortgage notes have fixed interest rates therefore, the fair value of these instruments is not affected by changes in market interest rates. Canal believes that the market risk arising from holding its financial instruments is not material.

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


                                        Canal Capital Corporation
                                             Registrant


                                        /s/  Reginald Schauder
                                        --------------------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer

Date: June 12, 2001