Form 10-Q
period 2001-07-31
CANAL CAPITAL CORP
filed 2001-10-05
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended July 31, 2001

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

             For the transition period from __________ to __________

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


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class          Shares outstanding at August 31, 2001
    -------------------          -------------------------------------
Common stock, $0.01 par value                4,326,929

(This document contains 31 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2001

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ............................................     3

Part I -  Financial Information .......................................     4

Item I.   Condensed Financial Statements:

          Consolidated Balance Sheets - July 31, 2001
            and October 31, 2000 ......................................     5

          Statements of Consolidated Operations and
            Comprehensive Income for the Nine and Three
            Month Periods ended July 31, 2001 and 2000.................     7

          Statements of Consolidated Changes in
            Stockholders' Equity for the Nine Month and
            One Year Periods ended July 31, 2001 and
            October 31, 2000 ..........................................    11

          Statements of Consolidated Cash Flows for the
            Nine Month Periods ended July 31, 2001 and
            2000 ......................................................    12

          Notes to Consolidated Financial Statements ..................    13

Item II.  Management's Discussion and Analysis of
            Financial Condition .......................................    21

          Capital Resources and Liquidity .............................    26

          Other Factors ...............................................    27

Item III. Quantitative and Qualitative Disclosures
            About Market Risk .........................................    28

Part II - Other Information ...........................................    29

          Items 1 through 6 ...........................................    30

          Signatures ..................................................    31

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2001, the related consolidated statements of operations and comprehensive income for the nine and three month periods ended July 31, 2001 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2001. These consolidated financial statements are the responsibility of the company's management.

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



                                              /S/ Todman & Co., CPA's,P.C.
New York, N.Y.                               -----------------------------------
September 11, 2001                           TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2001 AND OCTOBER 31, 2000

                                                               JULY 31,    OCTOBER 31,
                                                                 2001         2000
                                                              (UNAUDITED)   (AUDITED)
                                                              ----------   ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                              $   39,818   $   87,269
       NOTES AND ACCOUNTS RECEIVABLE, NET                        268,503      736,388
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $ 1,500,000 AT BOTH JULY 31, 2001 AND
             OCTOBER 31, 2000                                    500,000      500,000
       STOCKYARDS INVENTORY                                       29,805       21,361
       INVESTMENTS                                                24,333       68,461
       PREPAID EXPENSES                                           91,418      154,875
                                                              ----------   ----------

             TOTAL CURRENT ASSETS                                953,877    1,568,534
                                                              ----------   ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,505,438
             AND $ 1,420,681 AT JULY 31, 2001 AND
             OCTOBER 31, 2000, RESPECTIVELY                    3,374,672    3,097,938
                                                              ----------   ----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $31,948 AND
             $18,458 AT JULY 31, 2001 AND OCTOBER
             31, 2000, RESPECTIVELY                            1,274,468    1,237,476
                                                              ----------   ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $ 1,192,150
             AND $1,227,950 AT JULY 31, 2001
             AND OCTOBER 31, 2000, RESPECTIVELY                  683,739      696,657
                                                              ----------   ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                   647,669      647,669
       DEFERRED LEASING AND FINANCING COSTS                       23,709        8,202
       DEPOSITS AND OTHER                                        217,523      204,421
                                                              ----------   ----------

                                                                 888,901      860,292
                                                              ----------   ----------

                                                              $7,175,657   $7,460,897
                                                              ==========   ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2001 AND OCTOBER 31, 2000

                                                             JULY 31,       OCTOBER 31,
                                                               2001            2000
                                                            (UNAUDITED)      (AUDITED)
                                                           ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $  2,079,178    $  2,209,724
       INCOME TAXES PAYABLE                                       3,490           5,379
                                                           ------------    ------------

         TOTAL CURRENT LIABILITIES                            2,082,668       2,215,103
                                                           ------------    ------------

LONG-TERM DEBT, RELATED PARTY                                 2,667,000       2,522,000
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE: 5,000,000 SHARES
       AUTHORIZED; 4,998,446 AND 4,407,614 SHARES ISSUED
       AND OUTSTANDING AT JULY 31, 2001 AND OCTOBER 31,
       2000, RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 40,076,140
       AND $49,984,460 AT JULY 31, 2001 AND
       OCTOBER 31, 2000, RESPECTIVELY                            49,984          44,076

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JULY 31, 2001 AND OCTOBER 31, 2000,
       RESPECTIVELY                                              53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                                 27,770,561      27,545,053

  ACCUMULATED DEFICIT                                       (12,430,220)    (11,945,307)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                            (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                                (1,969,621)     (1,969,621)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                                   (44,308)              0
                                                           ------------    ------------

                                                              2,425,989       2,723,794
                                                           ------------    ------------

                                                           $  7,175,657    $  7,460,897
                                                           ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000


                                                        2001            2000
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ----------       ----------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              $   72,500       $        0
    EXCHANGE BUILDING RENTAL INCOME                     317,768          310,226
    OUTSIDE REAL ESTATE RENT                            438,180          426,561
    OTHER INCOME                                          1,000               75
                                                     ----------       ----------
                                                        829,448          736,862
                                                     ----------       ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                             37,955                0
    LABOR, OPERATING AND MAINTENANCE                    335,897          324,946
    DEPRECIATION AND AMORTIZATION                        87,032           79,963
    TAXES OTHER THAN INCOME TAXES                       113,300          103,400
    GENERAL AND ADMINISTRATIVE                           44,761           66,092
                                                     ----------       ----------
                                                        618,945          574,401
                                                     ----------       ----------
INCOME FROM REAL ESTATE OPERATIONS                      210,503          162,461
                                                     ----------       ----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         2,656,555        2,833,211
    FEED AND BEDDING INCOME                             198,402          207,768
    RENTAL INCOME                                         3,787            2,746
    OTHER INCOME                                        152,395          164,793
                                                     ----------       ----------
                                                      3,011,139        3,208,518
                                                     ----------       ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                           1,212,767        1,307,659
    OTHER OPERATING AND MAINTENANCE                     694,223          641,655
    FEED AND BEDDING EXPENSE                            153,765          153,186
    DEPRECIATION AND AMORTIZATION                        14,498           11,402
    TAXES OTHER THAN INCOME TAXES                       190,332          200,767
    GENERAL AND ADMINISTRATIVE                          365,431          411,993
                                                     ----------       ----------
                                                      2,631,016        2,726,662
                                                     ----------       ----------
INCOME FROM STOCKYARD OPERATIONS                        380,123          481,856
                                                     ----------       ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                  Continued ...

                                                       2001             2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                    ----------       ----------
ART OPERATIONS:
 ART REVENUES:
    SALES                                               24,400           51,500
    OTHER REVENUES                                           0                0
                                                    ----------       ----------

                                                        24,400           51,500
                                                    ----------       ----------

 ART EXPENSES:
    COST OF ART SOLD                                    48,958           89,000
    VALUATION RESERVE                                  (35,800)         (50,750)
    SELLING, GENERAL AND ADMINISTRATIVE                 24,132           21,752
                                                    ----------       ----------
                                                        37,290           60,002
                                                    ----------       ----------

(LOSS) FROM ART OPERATIONS                             (12,890)          (8,502)
                                                    ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (792,180)        (814,879)
                                                    ----------       ----------

(LOSS) FROM OPERATIONS                                (214,444)        (179,064)
                                                    ----------       ----------
OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                              143,398          139,075
  INTEREST EXPENSE                                           0          (43,676)
  INTEREST EXPENSE-RELATED PARTY                      (190,347)        (149,341)
  OTHER EXPENSE                                              0                0
                                                    ----------       ----------
                                                       (46,949)         (53,942)
                                                    ----------       ----------
(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        (261,393)        (233,006)

PROVISION (BENEFIT) FOR INCOME TAXES                         0                0
                                                    ----------       ----------

NET (LOSS)                                            (261,393)        (233,006)

OTHER COMPREHENSIVE (LOSS) INCOME:
  UNREALIZED (LOSS) INCOME ON
  INVESTMENTS AVAILABLE FOR SALE                       (44,308)        (101,516)
                                                    ----------       ----------

COMPREHENSIVE (LOSS)                                $ (305,701)      $ (334,522)
                                                    ==========       ==========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                       $    (0.11)      $    (0.12)
                                                    ==========       ==========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                    ==========       ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000


                                                       2001            2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                    ----------       ----------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                             $   72,500       $        0
    EXCHANGE BUILDING RENTAL INCOME                    115,847          101,697
    OUTSIDE REAL ESTATE RENT                           150,747          138,076
    OTHER INCOME                                             0                0
                                                    ----------       ----------
                                                       339,094          239,773
                                                    ----------       ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            37,955                0
    LABOR, OPERATING AND MAINTENANCE                   102,893           90,118
    DEPRECIATION AND AMORTIZATION                       29,563           27,737
    TAXES OTHER THAN INCOME TAXES                       38,400           34,200
    GENERAL AND ADMINISTRATIVE                          16,107           23,404
                                                    ----------       ----------
                                                       224,918          175,459
                                                    ----------       ----------
INCOME FROM REAL ESTATE OPERATIONS                     114,176           64,314
                                                    ----------       ----------

STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          576,674          652,737
    FEED AND BEDDING INCOME                             46,410           49,771
    RENTAL INCOME                                        1,157              990
    OTHER INCOME                                        31,232           41,876
                                                    ----------       ----------
                                                       655,473          745,374
                                                    ----------       ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            333,755          399,680
    OTHER OPERATING AND MAINTENANCE                    181,090          181,640
    FEED AND BEDDING EXPENSE                            36,261           30,507
    DEPRECIATION AND AMORTIZATION                        5,116            3,826
    TAXES OTHER THAN INCOME TAXES                       57,068           62,225
    GENERAL AND ADMINISTRATIVE                          73,976           85,717
                                                    ----------       ----------
                                                       687,266          763,595
                                                    ----------       ----------
(LOSS) FROM STOCKYARD OPERATIONS                       (31,793)         (18,221)
                                                    ----------       ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                  Continued ...

                                                       2001             2000
                                                    (UNAUDITED)      (UNAUDITED)
                                                    ----------       ----------
ART OPERATIONS:
 ART REVENUES:
    SALES                                               24,400           24,000
    OTHER REVENUES                                           0                0
                                                    ----------       ----------

                                                        24,400           24,000
                                                    ----------       ----------
 ART EXPENSES:
    COST OF ART SOLD                                    48,958           16,500
    VALUATION RESERVE                                  (35,800)               0
    SELLING, GENERAL AND ADMINISTRATIVE                  9,523            7,114
                                                    ----------       ----------

                                                        22,681           23,614
                                                    ----------       ----------

INCOME FROM ART OPERATIONS                               1,719              386
                                                    ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (256,800)        (272,963)
                                                    ----------       ----------

(LOSS) FROM OPERATIONS                                (172,698)        (226,484)
                                                    ----------       ----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                                   83              112
  INTEREST EXPENSE                                           0                0
  INTEREST EXPENSE-RELATED PARTY                       (63,900)         (63,501)
  OTHER EXPENSE                                              0                0
                                                    ----------       ----------
                                                       (63,817)         (63,389)
                                                    ----------       ----------
(LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                               (236,515)        (289,873)

PROVISION (BENEFIT) FOR INCOME TAXES                         0                0
                                                    ----------       ----------

NET (LOSS)                                            (236,515)        (289,873)

OTHER COMPREHENSIVE (LOSS) INCOME:
  UNREALIZED (LOSS) INCOME ON
  INVESTMENTS AVAILABLE FOR SALE                             0         (113,076)
                                                    ----------       ----------

COMPREHENSIVE (LOSS)                                $ (236,515)      $ (402,949)
                                                    ==========       ==========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                       $    (0.07)      $    (0.11)
                                                    ==========       ==========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                    ==========       ==========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2000 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2001 (UNAUDITED)

                                         COMMON STOCK              PREFERRED STOCK
                                     NUMBER                      NUMBER                    ADDITIONAL
                                       OF                          OF                       PAID-IN
                                     SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL
                                  -----------   -----------   -----------   -----------   -----------
BALANCE, OCTOBER 31, 1999           5,313,794   $    53,138     3,879,258   $    38,793   $27,274,159

 NET (LOSS)                                 0             0             0             0             0
 PREFERRED STOCK DIVIDEND                   0             0       528,356         5,283       270,894
 MINIMUM PEN. LIAB. ADJUSTMENT              0             0             0             0             0
 UNREALIZED LOSS ON INVESTMENTS             0             0             0             0             0
                                  -----------   -----------   -----------   -----------   -----------

BALANCE, OCTOBER 31, 2000           5,313,794        53,138     4,407,614        44,076    27,545,053
 NET (LOSS)                                 0             0             0             0             0
 PREFERRED STOCK DIVIDEND                   0             0       590,832         5,908       225,508
 MINIMUM PEN. LIAB. ADJUSTMENT              0             0             0             0             0
 UNREALIZED LOSS ON INVESTMENTS             0             0             0             0             0
                                  -----------   -----------   -----------   -----------   -----------

BALANCE, JULY 31, 2001              5,313,794   $    53,138     4,998,446   $    49,984   $27,770,561
                                  ===========   ===========   ===========   ===========   ===========

                                            -COMPREHENSIVE (LOSS) INCOME-     TREASURY
                             ACCUMULATED     VALUATION       UNREALIZED         STOCK
                               DEFICIT        RESERVE       GAIN ON INV.       AT COST
                            ------------    ------------    ------------    ------------
BALANCE, OCTOBER 31, 1999   ($10,758,188)   ($ 1,903,176)   $   (343,725)   ($11,003,545)
 NET (LOSS)                     (921,582)              0               0               0
 PREFERRED STOCK DIVIDEND       (265,537)              0               0               0
 MINIMUM PEN. LIAB. ADJ                0         (66,445)              0               0
 UNREALIZED LOSS ON INV                0               0         343,725               0
                            ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2000    (11,945,307)   ($ 1,969,621)              0     (11,003,545)
 NET (LOSS)                     (261,393)              0               0               0
 PREFERRED STOCK DIVIDEND       (225,508)              0               0               0
 MINIMUM PEN. LIAB. ADJ                0               0               0               0
 UNREALIZED LOSS ON INV                0               0         (44,308)              0
                            ------------    ------------    ------------    ------------

BALANCE, JULY 31, 2001      ($12,430,220)   ($ 1,969,621)   $    (44,308)   ($11,003,545)
                            ============    ============    ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000


                                                        2001            2000
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS)                                         $  (261,393)   $  (233,006)

  ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES:


   DEPRECIATION AND AMORTIZATION                         112,105         99,587

CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET                 467,885        147,348
     ART INVENTORY, NET                                        0         38,250
     PREPAID EXPENSES AND OTHER, NET                     (23,068)       127,267
     PAYABLES AND ACCRUED EXPENSES, NET                 (132,435)      (272,917)
                                                     -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES                 (163,094)       (93,471)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                  (355,545)      (128,271)
                                                     -----------    -----------

NET CASH (USED) BY INVESTING ACTIVITIES                 (355,545)      (128,271)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                              145,000      1,725,000
  REPAYMENT OF CURRENT PORTION OF LONG-TERM                    0        (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                      0     (1,814,710)
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         145,000       (164,710)
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            (47,451)      (386,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          87,269        416,191
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    39,818    $    29,739
                                                     ===========    ===========


NOTE: Canal made federal and state income tax payments of $10,000 and $12,000 and interest payments of 190,000 and $193,000 in the nine month periods ended July 31, 2001 and 2000, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JULY 31, 2001
                                   (UNAUDITED)

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

     Investments in Joint Ventures - Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both July 31, 2001 and October 31, 2000, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3.   INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2001 and the results of its operations and its cash flows for the nine month period ended July 31, 2001. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2000 and the notes thereto which are contained in Canal's 2000 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2001.

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

     Real estate operations resulted in operating income of $211,000 and $114,000 for the nine and three month periods ended July 31, 2001, respectively, as compared to $162,000 and $64,000 for the same periods in fiscal 2000. Additionally, real estate operations contributed $829,000 and $339,000 to Canal's revenues for the nine and three month periods ended July 31, 2001, respectively, as compared to revenues of $737,000 and $240,000 for the same periods in fiscal 2000.

     As of July 31, 2001, there are approximately 184 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

     Stockyard operations resulted in operating income of $380,000 and an operating loss of $32,000 for the nine and three month periods ended July 31, 2001, respectively, as compared to operating income of $482,000 and an operating loss of $18,000 for the same periods in fiscal 2000. Additionally, stockyard operations contributed $3,011,000 and $655,000 to Canal's revenues for the nine and three month periods ended July 31, 2001, respectively, as compared to revenues of $3,209,000 and $745,000 for the same periods in fiscal 2000.

6.   ART OPERATIONS

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $624,000 at July 31, 2001. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years. However, Canal continues its marketing efforts to sell its existing art inventory through various consignment agreements and at public auctions. Antiquities and contemporary art represented 46% ($541,990) and 54% ($641,749) and 45% ($542,758) and 55% ($653,899) of total art inventory at July 31, 2001 and October 31, 2000, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     Canal has its art inventory appraised by an independent appraiser annually. The 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2001 Canal applied against sales $35,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,692,150 as of July 31, 2001, as compared to $2,727,950 at October 31, 2000.

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

     Canal's art operations have generated an operating loss of $13,000 and operating income of $2,000 for the nine and three month periods ended July 31, 2001, respectively, as compared to an operating loss of $9,000 and operating income of $1,000 (net of a decrease in the valuation allowance of $35,800 and $50,750, respectively) for the same periods in fiscal 2000. Additionally, art operations contributed $24,000 to Canal's revenues for both the nine and three month periods ended July 31, 2001, as compared to revenues of $52,000 and $24,000 for the same periods in fiscal 2000. Canal's management believes that through its consignment agreements as well as other potential distribution outlets Canal will continue to deal in antiquities and contemporary art.

     Inventory on Consignment - The Company had approximately $1,273,000 and $1,273,000 of art inventory on consignment with third party dealers at July 31, 2001 and October 31, 2000, respectively.

7.   PROPERTY AND EQUIPMENT

     Included in property and equipment were the cost of buildings of approximately $2.5 million at July 31, 2001 and October 31, 2000.

8.   NOTES RECEIVABLE

     Included in the notes and accounts receivable were the current portion of notes from real estate sales in the amount of $ zero and $578,000 at July 31, 2001 and October 31, 2000, respectively.

9.   INVESTMENTS AVAILABLE FOR SALE

     At July 31, 2001 the investments available for sale consisted of the following:

                                                     July 31,  October 31,
         ($ 000's Omitted)                            2001        2000
                                                     -------    -------

          Aggregate market value .................   $    24    $    69
                                                     -------    -------

          Aggregate carrying value ...............   $    24    $    69
                                                     -------    -------

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

     For the nine months ended July 31, 2001 Canal recognized an unrealized loss on investments available for sale of $44,000. Additionally, for the nine months ended July 31, 2000 Canal recognized an unrealized loss on investments available for sale of $102,000, both of which are shown in a separate component of Stockholders' Equity and Comprehensive Income.

10.  BORROWINGS

     At July 31, 2001, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:


                                              July 31,       October 31,
                                               2001             2000
                                           -----------       -----------
                                           (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 2,667           $ 2,522
                                             -------           -------


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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of July 31, 2001, the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

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

                 Item II - Management's Discussion and Analysis
                Of Results of Operations and Financial Condition
                     For the Nine Months Ended July 31, 2001


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

2001 Compared to 2000

     Canal recognized a net loss of $261,000 for the nine month period ended July 31, 2001 as compared to a net loss of $233,000 for the same period in fiscal 2000. After recognition of an unrealized loss on investments held for sale of $44,000 for the nine month period ended July 31, 2001 and an unrealized loss on investments held for sale of $102,000 for the nine month period ended July 31, 2000 the Company recognized a comprehensive loss of $306,000 for the nine month period ended July 31, 2001 as compared to a comprehensive loss of $335,000 for the same period in fiscal 2000. Further, after recognition of preferred stock dividend payments of $226,000 for the nine month period ended July 31, 2001, the Company recognized a net loss applicable to common stockholders of $532,000 ($0.11 per common share) for the nine month period ended July 31, 2001 as compared to a net loss applicable to common stockholders of $537,000 ($0.12 per common share) for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $143,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the 2000 results is other income of approximately $139,000 comprised primarily of a discount earned on the early retirement of the Company's non related party debt.

     Canal's revenues from continuing operations consist of revenues from its real estate, stockyards and art operations. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Total revenues decreased by $132,000 or 3.3% to $3,865,000 for the nine month period ended July 31, 2001, as compared to the revenues of $3,997,000 for the same period in fiscal 2000. The fiscal 2001 decrease in revenues is due primarily to softer than anticipated volume from our stockyard operations due to the severe winter conditions experienced throughout the Midwest, as well as a decrease in sales of art of approximately $28,000.

Real Estate Revenues

     Real estate revenues for the nine months ended July 31, 2001 of $829,000 accounted for 21.5% of the fiscal 2001 revenues as compared to real estate revenues of $737,000 or 18.4% for the same period in fiscal 2000. Real estate revenues are comprised of the sale of real estate (8.7% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (38.3% and 42.1%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (52.8% and 57.9%) and other income (0.2% and 0.0%) for the nine months ended July 31, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the fiscal 2001 increase in real estate sales.

     Real estate revenues for the three months ended July 31, 2001 of $339,000 accounted for 33.3% of the fiscal 2001 revenues as compared to real estate revenues of $240,000 or 23.8% for the same period in fiscal 2000. Real estate revenues are comprised of the sale of real estate (21.4% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (34.2% and 42.4%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (44.4% and 57.6%) and other income (0.0% and 0.0%) for the three months ended July 31, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the fiscal 2001 increase in real estate sales.

Real Estate Expenses

     Real estate expenses for the nine months ended July 31, 2001 of $619,000 increased by $45,000 (7.8%) from real estate expenses of $574,000 for the same period in fiscal 2000. Real estate expenses were comprised of the cost of real estate sold (6.1% and 0.0%), labor, operating and maintenance expenses (54.3% and 56.7%), depreciation and amortization (14.1% and 13.8%), taxes other than income taxes (18.3% and 18.0%) and general and administrative expenses (7.2% and 11.5%) for the nine months ended July 31, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in the cost of real estate sold.

     Real estate expenses for the three months ended July 31, 2001 of $225,000 increased by $50,000 (28.2%) from real estate expenses of $175,000 for the same period in fiscal 2000. Real estate expenses were comprised of the cost of real estate sold (16.8% and 0.0%), labor, operating and maintenance expenses (45.8% and 51.4%), depreciation and amortization (13.1% and 15.8%), taxes other than income taxes (17.1% and 19.5%) and general and administrative expenses (7.2% and 13.3%) for the three months ended July 31, 2001 and 2000, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in the cost of real estate sold.

Stockyard Revenues

     Stockyard revenues for the nine months ended July 31, 2001 of $3,011,000 accounted for 77.9% of the fiscal 2001 revenues as compared to stockyard revenues of $3,209,000 or 80.3% for the same period in fiscal 2000. Stockyard revenues are comprised of yard handling and auction (88.2% and 88.3%), feed and bedding income (6.6% and 6.5%), rental income (0.1% and 0.1%) and other income (5.1% and 5.1%) for the nine month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard revenues for the three months ended July 31, 2001 of $655,000 accounted for 64.3% of the fiscal 2001 revenues as compared to stockyard revenues of $745,000 or 73.9% for the same period in fiscal 2000. Stockyard revenues are comprised of yard handling and auction (88.0% and 87.6%), feed and bedding income (7.1% and 6.7%), rental income (0.1% and 0.1%) and other income (4.8% and 5.6%) for the three month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

     Stockyard expenses for the nine months ended July 31, 2001 of $2,631,000 decreased by $96,000 (3.5%) from stockyard expenses of $2,727,000 for the same period in fiscal 2000. Stockyard expenses are comprised of labor and related costs (46.1% and 48.0%), other operating and maintenance (26.4% and 23.5%), feed and bedding expense (5.8% and 5.6%), depreciation and amortization (0.6% and 0.4%), taxes other than income taxes (7.2% and 7.4%) and general and administrative (13.9% and 15.1%) for the nine month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard expenses for the three months ended July 31, 2001 of $687,000 decreased by $77,000 (10.0%) from stockyard expenses of $764,000 for the same period in fiscal 2000. Stockyard expenses are comprised of labor and related costs (48.6% and 52.3%), other operating and maintenance (26.4% and 23.8%), feed and bedding expense (5.3% and 4.0%), depreciation and amortization (0.7% and 0.5%), taxes other than income taxes (8.3% and 8.2%) and general and administrative (10.7% and 11.2%) for the three month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

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

     Canal has its art inventory appraised by an independent appraiser annually. The fiscal 2000 appraisal covered approximately 57% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 43% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done. In fiscal 2001 Canal applied against sales $35,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,692,150 as of July 31, 2001, as compared to $2,727,950 at October 31, 2000. There were no sales of art in the first six months of 2001.

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

Art Revenues

     Art revenues for the nine months ended July 31, 2001 of $24,000 accounted for 0.6% of the fiscal 2001 revenues as compared to art revenues of $52,000 or 1.3% for the same period in fiscal 2000. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (100.0% and 100.0%) and commission income on sale of art owned by third parties (0.0% and 0.0%) for the nine month periods ended July 31, 2001 and 2000, respectively. The Company's art inventory was reduced through sales by $13,000 in the first nine months of fiscal 2001.

     Art revenues for the three months ended July 31, 2001 of $24,000 accounted for 2.4% of the fiscal 2001 revenues as compared to art revenues of $24,000 or
2.4 for the same period in fiscal 2000. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art

(100.0% and 100.0%) and commission income of sale of art owned by third parties (0.0% and 0.0%) for the three month periods ended July 31, 2001 and 2000, respectively. The Company's art inventory was reduced through sales by $13,000 in the third quarter of fiscal 2001.

Art Expenses

     Art expenses for the nine months ended July 31, 2001 of $37,000 decreased by $23,000 from art expenses of $60,000 for the same period in fiscal 2000. Art expenses (net of a valuation allowance of $36,000 and $51,000 in fiscal 2001 and 2000, respectively) consisted of the cost of art sold (35.3% and 63.8%) and selling, general and administrative expenses (64.7% and 36.2%) for the nine month periods ended July 31, 2001 and 2000, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

     Art expenses for the three months ended July 31, 2001 of $23,000 were unchanged from art expenses of $23,000 for the same period in fiscal 2000. Art expenses consisted of the cost of art sold (58.0% and 69.9%) and selling, general and administrative expenses (42.0% and 30.1%) for the three month periods ended July 31, 2001 and 2000, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

General and Administrative

     General and administrative expenses for the nine months ended July 31, 2001 of $792,000 decreased by $23,000 (2.8%) from expenses of $815,000 for the same period in fiscal 2000. The major components of general and administrative expenses are officers salaries (43.4% and 41.7%), rent (8.6% and 8.3%), legal and professional fees (5.8% and 6.7%), insurance (10.2% and 9.9%) and office salaries (11.2% and 11.1%) for the nine month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

     General and administrative expenses for the three months ended July 31, 2001 of $257,000 decreased by $16,000 (5.9%) from expenses of $273,000 for the same period in fiscal 2000. The major components of general and administrative expenses are officers salaries (44.7% and 42.0%), rent (8.7% and 8.2%), legal and professional fees (6.0% and 6.7%), insurance (10.5% and 9.9%) and office salaries (10.6% and 11.3%) for the three month periods ended July 31, 2001 and 2000, respectively. There were no significant percentage variations in the year to year comparisons.

Interest and Other Income

     Interest and other income for the nine months ended July 31, 2001 of $143,000 increased by $4,000 (3.1%) from interest and other income of $139,000 for the same period in fiscal 2000. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota. Canal is appealing this award to gain additional compensation. Included in the fiscal 2000 results is a $125,000 discount earned on the early retirement of the Company's non related party debt.

Interest Expense

     Interest expense for the nine months ended July 31, 2001 of $190,000 decreased by $3,000 (l.4%) from interest expense of $193,000 for the same period in fiscal 2000. For the most part interest rates on Canal's debt have remained unchanged for the past 12 months.

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of July 31, 2001, the balance due under these notes was $2,667,000 all of which is classified as long-term debt related party.

     Cash and cash equivalents of $40,000 at July 31, 2001 decreased by $47,000 from cash and cash equivalents of $87,000 at October 31, 2000. Net cash used by operations so far in fiscal 2001 was $163,000.

     At July 31, 2001 and October 31, 2000, the Company's current liabilities exceeded current assets by $1.1 million and $0.6 million, respectively. The only required principal repayments under Canal's debt agreements for fiscal 2001 will be from the proceeds (if any) of the sale of certain assets.

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


                                             Canal Capital Corporation
                                        ----------------------------------
                                                   Registrant


                                        /s/ Reginald Schauder
                                        ----------------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer




Date: September 13, 2001