Form 10-K
period 2001-10-31
CANAL CAPITAL CORP
filed 2002-01-25
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2002, was approximately $196,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2002 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Description                                                               Page

                                     PART I

ITEM       1.  Business..................................................  1

ITEM       2   Properties................................................  8

ITEM       3.  Legal Proceedings.........................................  9

ITEM       4.  Submission of Matters to a Vote of Stockholders...........  9


                                     PART II

ITEM       5.  Market for Registrant's Common Stock and Related
               Stockholder Matters....................................... 10

ITEM       6.  Selected Financial Data................................... 11

ITEM       7.  Management's Discussion and Analysis of the
               Results of Operations and Financial Condition............. 13

ITEM      7A.  Quantitative and Qualitative Disclosures About
               Market Risk............................................... 22

ITEM       8.  Financial Statements and Supplementary Data............... 22

ITEM       9.  Changes and Disagreements with Accountants on
               Accounting and Financial Disclosure....................... 22


                                    PART III

ITEM      10.  Directors and Executive Officers of the Registrant........ 23

ITEM      11.  Executive Compensation.................................... 24

ITEM      12.  Security Ownership of Certain Beneficial Owners
               and Management............................................ 27

ITEM      13.  Certain Relationships and Related Transactions............ 29


                                     PART IV

ITEM      14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K....................................... 30

                                     PART I

Item 1.  Business

A.   General Description of Business

     The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

     Canal is engaged in two distinct businesses -- the management and further development of its agribusiness related real estate properties and stockyard operations.

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

B.   Factors That May Affect Future Results

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed in any such forward- looking statements as a result of many factors that may be beyond the Company's control. Such factors include, without limitation: overall economic conditions; competition for tenants in the agribusiness; the ability of the Company's tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company's art operations; the effects of forgery and counterfeiting on the Company's art operations; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company's indebtedness. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


C.   Real Estate Operations

     General

     Real estate operations, which relate primarily to Canal's current and former agribusiness operations, resulted in operating income of $0.4 million, while contributing $1.4 million to Canal's revenues for fiscal 2001. Canal is involved in the management, development or sale of its agribusiness related real estate properties at its current and former stockyard locations.

     During fiscal 2001, Canal sold a six acre parcel of land located in South St. Paul, Minnesota for $0.4 million generating operating income of $0.3 million.

     During fiscal 2001, Canal experienced moderate success in increasing the occupancy rate in its South St. Paul, Minnesota Exchange Building. The occupancy of this building increased to 74% from 60% during the year. Canal will continue to aggressively pursue additional tenants for this building in fiscal 2002. In fiscal 1999 Canal changed building managers for this property and has made a number of improvements to the building which management believes has made this building more competitive in the South St. Paul market.

     As of October 31, 2001, there are approximately 178 acres of undeveloped land owned by Canal adjacent to its current and former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.


     Former Agribusiness Operations

     In connection with the 1989 sale of its stockyard operations, Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyard operations. The Lease was a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years.

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

     As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph and Sioux City stockyards have solicitation operations of their own which accounts for approximately 50% and 25% of their livestock volume annually, respectively.

     Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2002. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

     Stockyard operations resulted in operating income of approximately $0.4 million while contributing approximately $3.4 million to Canal's revenues for fiscal 2001.

     Canal has entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that this sale will occur in the second or third quarter of fiscal 2002 at which time stockyard operations in Sioux City, Iowa will cease.


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


E.   Art Inventory Held for Sale

     Canal has not purchased inventory in several years nor does it currently have any intention of purchasing additional art inventory in the foreseeable future. It is the Company's intention to liquidate, in an orderly manner, its art inventory.

     Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $600,000 at October 31, 2001. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

     Canal will sell its art primarily through two sources, in galleries and at art auctions. In the case of sales in galleries, the Company has consignment arrangements with various art galleries in the United States. In these arrangements Canal consigns its pieces at specific prices to the gallery. In the case of auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auctions. The Company assigns a minimum acceptable price on the pieces consigned. The auction house negotiates a commission on the sale of major pieces. The pieces can be withdrawn at any time before or during the auction. There are no significant differences between the prices obtained in galleries and those obtained at auction.

     Antiquities and contemporary art represented 46% ($541,990) and 54% ($641,749) and 45% ($542,758) and 55% ($653,889) of total art inventory at
October 31, 2001 and 2000, respectively.

     Art operations resulted in an operating loss of approximately $20,000 while contributing approximately $24,000 to Canal's revenues for fiscal 2001.


     Risk

     Selling art in general involves various degrees of risk. Canal's success in selling its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. There can be no assurance that Canal will be able to sell its art inventory at a price greater than or equal to its acquisition costs. Further, there are security risks associated with collections of antiquities and art, including problems of security in their storage, transportation and exhibition. Canal carries insurance to cover such risks.


     Competition

     Canal competes in the sale of its art inventory with investment groups and other dealers, most of whom are substantially larger and have greater financial resources and staff than Canal. There may be a number of dealers offering similar pieces of art for sale or auction at the same time as Canal, thereby exerting a downward pressure on prices.

F.   Investments Available for Sale

     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officer and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value and any unrealized gains or losses are reflected in Stockholders' Equity. The realized gains or losses, if any, are recognized in operating results.

     On May 3, 2000 the company Canal has invested in filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December, 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent, and accordingly, recognized realized losses on investments in marketable securities of $47,249 and $466,917 in fiscal 2001 and 2000, respectively. Additionally, Canal recognized an unrealized loss on investments of $86,000 for the year ended October 31, 1999, which was shown as a separate component of Stockholders' Equity.


G.   Employees

     At December 31, 2001, Canal had approximately 100 employees.

ITEM 2.  Properties

     Canal's real estate properties located in six Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation (three of which are once again operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2001 include:

                                                           Leased    Held for
                   Year    Total   Exchange      Stkyds   to Third   Develop-
  Location      Acquired  Site(2)    Bldgs.    Opertns(1)  Parties    ment(3)
  --------      --------  -------  --------   ----------- --------   --------
St. Joseph, MO    1942      98        2           21          0         75
West Fargo, ND    1937      81        0            0          0         81
S. St. Paul, MN   1937      29        5            0         13         11
Sioux City, IA    1937      53        0           24         19         10
Omaha, NE         1976      11        0            0         11          0
Sioux Falls, SD   1937      33        1           30          0          2
                           ---       --          ---        ---        ---
    Total                  305        8           75         43        179
                           ---       --          ---        ---        ---


The following schedule shows the average occupancy rate and average rental rate at each of Canal's three Exchange Buildings:

                                2001                        2000
                       ----------------------     -----------------------
                       Occupancy   Average(4)     Occupancy    Average(4)
Location                  Rate    Rental Rate        Rate     Rental Rate
--------               ---------  -----------     ---------   -----------
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75
S. St. Paul, MN            74%      $12.00            60%       $12.00
Sioux Falls, SD            90%      $ 7.00            90%       $ 7.00


NOTES
(1) As a result of an August 1, 1999 asset purchase agreement, Canal now operates three central public stockyards.
(2)  For information with respect to mortgages and pledges see Note 7.
(3)  For information related to this see Note 2(c).
(4)  Per square foot.

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

     On December 20, 2000, the U.S. District Court in Minnesota ruled in Canal's favor granting its motion for summary judgment, thereby establishing Pine Valley's liability to Canal for unpaid livestock fees. Additionally, the court denied all of Pine Valley's assorted defenses and counter claims clearing this matter to go to trial. On February 7, 2001, a Special Verdict was entered in favor of Canal resulting in a total award (including pre- judgment interest and court costs) to Canal of approximately $189,000.

     On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award uncertain. For financial statement purposes as of October 31, 2001, Canal has fully reserved the Pine Valley receivable.


ITEM 4.  Submission of Matters to a Vote of Shareholders

     None.

                                     PART II


ITEM 5.  Market for the Registrant's Common Stock and Related Stock Matters

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2001 as reported on the "pink sheets" were:

                                   Fiscal 2001           Fiscal 2000
                              -------------------    ------------------
Quarter Ended                   High       Low         High        Low
-------------                   ----       ---         ----        ---
October 31 .................   $  1/8 --  $ 1/16     $  1/4  --  $ 1/16
July 31 ....................     1/16 --    1/16        1/4  --    1/16
April 30 ...................     1/16 --    1/16        1/2  --    1/16
January 31 .................      1/8 --    1/16        1/4  --    1/16

     There were no cash dividends paid during fiscal 2001 or 2000. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2002, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                       (000'S OMITTED, EXCEPT PER SHARE DATA)

    YEARS ENDED OCTOBER 31,            2001      2000      1999      1998        1997
                                      ------------------------------------------------
OPERATING DATA:
REVENUES FROM CONTINUING OPERATIONS   $5,262(1) $5,768(2) $7,584(3) $4,457(4)  $5,311(5)
NET (LOSS) INCOME                    ($  773)  ($  922)   $1,285   ($1,413)   ($1,001)

(LOSS) INCOME PER SHARE:
BASIC                                 ($0.25)   ($0.27)   $ 0.24    ($0.37)    ($0.27)
DILUTED                               ($0.25)   ($0.27)   $ 0.24    ($0.37)    ($0.27)

   CASH DIVIDENDS PAID                 $0.00     $0.00    $ 0.00     $0.00      $0.00

WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC                              4,327     4,327     4,327     4,327      4,327
  - DILUTED(6)                         4,327     4,327     4,327     4,327      5,327


      AT OCTOBER 31,                      2001     2000     1999     1998     1997
                                      ------------------------------------------------
BALANCE SHEET DATA:

  CURRENT ASSETS                        $  602   $1,569   $1,661   $1,197   $2,151
  PROPERTY ON OPERATING LEASES, NET      3,302    3,098    3,088    5,861    5,323
  PROPERTY USED AS STOCKYARDS            1,281    1,237    1,248        0        0
  ART INVENTORY NON-CURRENT                934      697      735      949    2,311
  OTHER ASSETS                             859      860    1,202    1,500    3,175
                                       --------------------------------------------
TOTAL ASSETS                            $6,978   $7,461   $7,934   $9,507  $12,960
                                       --------------------------------------------

  CURRENT LIABILITIES                   $2,548   $2,215   $1,965   $2,186  $ 2,068
  LONG-TERM DEBT                         2,667    2,522    2,612    5,167    6,050
  STOCKHOLDERS' EQUITY                   1,763    2,724    3,357    2,154    4,842
                                       --------------------------------------------
TOTAL LIAB. & STOCKHOLDERS'EQUITY (7)   $6,978   $7,461   $7,934   $9,507  $12,960
                                       --------------------------------------------
COMMON SHARES OUTSTANDING AT YEAR-END    4,327    4,327    4,327    4,327    4,327

ITEM 6.  Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily t a $0.3 million decrease in sales of real estate.

(2) The revenue decrease was due primarily to a $4.1 million decrease in sales of real estate coupled with the elimination of $0.6 million ground lease income, which decreases were offset to a certain extent by a $3.1 million increase in revenues from stockyard operations (represents a full year operation in fiscal 2000 as compared to three months in fiscal 1999).

(3) The revenue increase was due primarily to a $3.4 million increase in sales of real estate coupled with the $1 million of revenue from the new stockyard operations.

(4) The revenue decrease was due primarily to a $1.1 million decrease in sales of real estate.

(5) The revenue decrease was due primarily to a $2.7 million decrease in sales of real estate.

(6) Weighted average number of diluted shares have been calculated to give effect to certain convertible notes issued in March 1994.

(7) For discussion of material uncertainties and commitments, see Notes 12 and 17 to the Consolidated Financial Statement.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - General

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in nine of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Canal recognized a net loss of $0.8 million for 2001 as compared to the 2000 net loss of $0.9 million and the 1999 net income of $1.3 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2001, 2000 and 1999) of $302,000 in 2001, $266,000 in 2000 and $235,000 in 1999, the results attributable to common stockholders were a net loss of $1.1 million in 2001, a net loss of $1.3 million in 2000 and net income of $1.1 million in 1999. Canal's 2001 net loss of $0.8 million is due primarily to softer than anticipated results from both the real estate and stockyard operations. This was the result in part to the severity of the weather in the Midwest this past winter. The severe winter weather increased operating costs in the real estate operations (i.e. utility costs, snow removal, etc.) and significantly restricted the ability of producers to move livestock to our markets. Canal's 2000 net loss of $0.9 million is due primarily to a $0.5 million realized loss on investments and marketable securities (reflecting a permanent diminution in the investments value) combined with a significant decrease in gains on real estate sales ($2.1 million) in the current year. These decreases were offset to a certain extent by a $0.4 million increase in income from stockyard operations (reflecting a full years operation in fiscal 2000 as compared to three months in fiscal 1999) and recognition of a $0.1 million extraordinary gain on early retirement of debt.

     Canal's revenues from continuing operations consist of revenues from its real estate operations, stockyard operations (twelve months in fiscal 2001 and 2000 and three months in fiscal 1999) and the sale of art. Due to general economic conditions and more specifically a depressed national art market, Canal's aggregate revenues from art sales and the prices at which sales were made have significantly declined in recent years. Revenues in 2001 decreased by $0.5 million to $5.3 million as compared with 2000 revenues which had decreased by $1.8 million to $5.8 million from 1999 revenues of $7.6 million. The fiscal 2001 decrease in revenues is due primarily to a $0.3 million decrease in sales of real estate coupled with a $0.3 million decrease in stockyard operating revenues primarily caused by the severity of the weather conditions experienced throughout the Midwest this past winter. The fiscal 2000 decrease is due primarily to the $4.1 million decrease in sales of real estate coupled with the elimination of the ground lease and volume based rental incomes of $0.6 million, which were offset to a certain extent by a $3.1 million increase in revenue from stockyard operations (reflecting a full year's operation in fiscal 2000 as compared to three months of operations in fiscal
1999).


Capital Resources and Liquidity

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in nine of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of October 31, 2000, the balance due under these notes was $2,667,000, all of which is classified as long-term debt- related party.

     Cash and cash equivalents of $14,000 at October 31, 2001 decreased $73,000 or 84.0% from $87,000 at October 31, 2000. Net cash used by operations in fiscal 2001 was $0.2 million. Substantially all of the 2001 net proceeds from the sale of real estate of $0.3 million was used to support current operations.

     During fiscal 2001 Canal increased the balance due under its variable rate mortgage notes (through additional advances from certain of the noteholders) by $0.1 million as well as experiencing a $0.3 million increase in its current liabilities for a total 2001 increase in outstanding debt of $0.5 million.

     At October 31, 2001 the Company's current liabilities exceed current assets by $1.9 million (which was an increase of $1.3 million) as compared to October 31, 2000 when the Company's current liabilities exceeded current assets by $0.6 million, which represented an increase of $0.9 million from 1999. The fiscal 2001 change in the Company's liquidity is due primarily to the decreases in real estate sales and stockyard revenues experienced during the year coupled with significantly higher operating costs in Canal's real estate and stockyard operations due to the severe weather conditions experienced throughout the Midwest this past winter. Additionally, the Company incurred legal fees of $0.2 million associated with its Pine Valley lawsuit (see Note 17) and made contributions of $0.3 million to its pension fund as required by ERISA regulations. The only required principal repayments under Canal's debt agreements for fiscal 2002 will be from the proceeds (if any) of the sale of certain assets.

     As discussed above, Canal's cash flow position has been under significant strain for the past year. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2001 COMPARED TO 2000

Real Estate Revenues

     Real estate revenues for 2001 of $1.4 million accounted for 27.4% of the 2001 revenues as compared to revenues of $1.7 million or 28.7% for 2000. Real estate revenues are comprised of sale of real estate (29.5% and 41.3%), rental income from commercial office space in its Exchange Buildings (29.8% and 25.0%), rentals and other lease income from the rental of vacant land and certain structures (40.6% and 33.7%) and other income (0.1% and 0.0%) for 2001 and 2000, respectively. The 2001 decrease is due primarily to the $0.3 million decrease in sales of real estate offset to a certain extent by modest increases in Exchange Building and outside real estate rental income. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 2001.


Real Estate Expenses

     Real estate expenses for 2001 of $1.0 million decreased by $0.2 million (14.0%) from $1.2 million in 2000. Real estate expenses are comprised of labor, operating and maintenance (42.8% and 36.6%), depreciation and amortization (12.8% and 9.4%), taxes other than income taxes (15.2% and 11.8%), cost of real estate sold (16.6% and 34.8%),and general and administrative and other expenses (12.6% and 7.4%) for 2001 and 2000, respectively. The 2001 decrease in real estate expenses is due primarily to the $0.2 million decrease in cost of real estate sold in fiscal 2001. The percentage variations in year to year comparisons is also due primarily to the decrease in the cost of real estate sold in fiscal 2001.


Art Inventory Held for Sale

     Canal has not purchased inventory in several years, nor does it currently have any intention of purchasing additional art inventory in the foreseeable future. It is the Company's intention to liquidate, in an orderly manner, its art inventory. Management estimates it may take approximately five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value, in most cases, is an independent appraisal. Canal has its art inventory appraised by independent appraisers annually. The 2001 appraisal covered approximately 53% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 47% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done. In fiscal 2001 Canal applied against sales $35,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,692,150 as of October 31, 2001 as compared to $2,727,950 and $2,788,000 at October 31, 2000 and 1999,
respectively.


     The valuation allowance represents management's best estimate of the loss that will be incurred by the Company in the normal course of business. The estimate is predicated on past history and the information that was available at the time that the financial statements were prepared.


Art Revenues

     Art revenues for 2001 of $24,000 decreased $28,000 or 52.6% from $52,000 in 2000. Art revenues are comprised of proceeds from the sale of antiquities and contemporary art (1.6% and 98.4%) for 2001 and 2000, respectively. The Company's art inventory was reduced through sales by $13,000 and $38,000 in fiscal years 2001 and 2000, respectively.


Art Expenses

     Art expenses for 2001 of $0.1 million approximated art expenses in 2000. Art expenses (excluding valuation allowances) consisted of the cost of art sold (61.5% and 75.5%) and selling, general and administrative expenses (38.5% and 24.5%) for 2001 and 2000, respectively. Included in art expenses is a $36,000 and a $51,000 reduction in the valuation allowance against the Company's art inventory (see Note 9 to the Consolidated Financial Statements) for fiscal years 2001 and 2000, respectively.


General and Administrative

     General and administrative expenses for 2001 of $1.3 million decreased slightly (3.3%) from $1.3 million in 2000. The major components of general and administrative expenses are officers salaries (36.0% and 34.5%), rent (7.1% and 6.8%), legal and professional fees (15.0% and 9.4%), insurance (8.6% and 15.2%) and office salaries (8.4% and 9.2%) for 2001 and 2000, respectively. The percentage increase in legal and professional fees is due to a sharp increase in legal fees associated with the Pine Valley lawsuit. The percentage decrease in insurance reflects a decrease in coverage purchased. The percentage decrease in office salaries reflects staff reductions in fiscal 2001.


Interest and Other Income

     Interest and other income of $131,000 for 2001 decreased $9,000 (6.4%) from $140,000 in fiscal 2000. Interest and other income amounts are comprised primarily of dividend and interest income.


Interest Expense

     Interest expense for 2001 of $0.3 million increased slightly (0.6%) from $0.3 million in 2000. The 2001 increase is due primarily to a modest increase in the outstanding debt. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2001 as compared to averages of 10.00% and 11.00% in fiscal 2000 and 1999, respectively. At October 31, 2001 the outstanding balance of these notes was $2,667,000.


Realized Loss on Investments

     At October 31, 2001, Canal determined that the decline in the market value of its investments available for sale was permanent, and accordingly, recognized a realized loss of approximately $47,000 in fiscal 2001. Further, Canal had recognized a realized loss of approximately $467,000 on this investment in fiscal 2000.


Other Expense

     Other expense of $170,000 for 2001 decreased $9,000 (5.3%)from $179,000 in fiscal 2000.

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


Art Inventory Held for Sale

     Canal has not purchased inventory in several years nor does it currently have any intention of purchasing additional art inventory in the foreseeable future. It is the Company's intention to liquidate, in an orderly manner, its art inventory. Management estimates it may take approximately five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Additionally, the art market itself is a very competitive market. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

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


Other Expense

     Other expense of $179,000 for 2000 increased $40,000  (29.2%)from  $139,000 in fiscal 1999.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of October 31, 2001, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.


ITEM  8.  Financial Statements and Supplemental Data

     The response to this item is included in Item 14(A) of the report.


ITEM  9.  Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 2001 the Board of Directors held one meeting, and the Executive Committee held four meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

     Asher B. Edelman, age 62, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Dynacore Holdings Corporation, formerly known as Datapoint Corporation ("Dynacore") since March 1985 and has been Dynacore's Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

     Michael E. Schultz, age 65, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

     Gerald N. Agranoff, age 55, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Dynacore and has been a Director of Dynacore since 1991. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

     Reginald Schauder, age 52, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

         There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.


ITEM 11.  Executive Compensation

     The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2001 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary
------------------                 ----                ----------

Michael E. Schultz                 2001                $ 175,000
President and Chief                2000                $ 175,000
  Executive Officer                1999                $ 165,000

Asher B. Edelman                   2001                $ 175,000
Chairman of the Board              2000                $ 175,000
  and Executive Committee          1999                $ 165,000

Reginald Schauder                  2001                $ 108,700
Vice President, Chief              2000                $ 108,700
  Financial Officer                1999                $ 101,200
  Treasurer and Secretary

     In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer $55,000 of their salaries effective June 1, 2001. These amounts will be accrued by the Company until such time as the Company can make the payments.

     The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $24,000, $36,000 and $53,000 for fiscal years 2001, 2000 and 1999, respectively.


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

     In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2001. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Value

                        Number of Securities          Value of Unexercised
                        Underlying Unexercised        In-the-Money Options
Name                    Options at Fiscal Year End    At Fiscal Year End
------------------      --------------------------    --------------------
Michael E. Schultz                 5,500*                 $   -0-
Asher B. Edelman                       0                  $   -0-
Reginald Schauder                      0                  $   -0-

* All options were exercisable at October 31, 2001.


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

     During the 2001 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2001, options covering an aggregate of 30,500 shares were outstanding under the 1985 Plan and were held by members of the Board of Directors and Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan ranges from $0.13 to $0.25. The expiration dates for outstanding options under the 1985 Plan range from December 2001 to January 2003.


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

ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2002 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock
     ----                     -----------------------   -----------------
Asher B. Edelman                   2,463,405 (c)             56.93
Michael E. Schultz                    64,335 (c)              1.49
William G. Walters                   234,440 (b)              5.42

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

SECURITIES OWNED BY MANAGEMENT

     The following table sets forth certain information as of January 15, 2002, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares      Percent of Class
     Name                      Beneficially owned (a)     of Common Stock
     ----                     -----------------------    -----------------
Gerald Agranoff                       25,000 (b)               0.57
Asher B. Edelman                   2,463,405 (c)(d)           56.93
Reginald Schauder                        100 (e)               0.01
Michael E. Schultz                    64,335 (f)(g)            1.49
                                   ---------
All Directors and Officers
  as a group (4 persons)           2,552,840                  58.59
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

     (c) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ("Edelman Family Partnership"), of which Mr. Edelman is the general partner, 413,750 shares of common stock owned by the Edelman Value Fund Ltd. (the "Fund") of which Mr. Edelman is the investment manager, 43,830 shares of common stock owned by Edelman Value Partners, L.P. ("Value Partners"), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ("Canal Retirement Plan"), of which Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund's securities. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 137,750 shares of common stock owned by Mr. Edelman's wife, 2,900 shares held in his wife's retirement plan and 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

     (d) The number reported herein for Mr. Edelman excludes 241,000 shares of common stock owned by Mr. Edelman's mother, as to which Mr. Edelman expressly disclaims beneficial ownership.

     (e) Represents 100 shares owned directly.

     (f) Includes 58,835 shares owned directly and 5,500 shares subject to options which are presently exercisable.

     (g) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.


ITEM 13.  Certain Relationships and Related Transactions

          See: Item 11 "Compensation Committee Interlocks and Insider Participation"

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

         (a) 1. Financial Statements and Notes

                See accompanying index to consolidated financial statements.

         (a) 2. Schedules and Supplementary Note

                None

         (a) 3. Exhibits

                See accompanying index to exhibits.

         (b) 1. Reports on Form 8-K

                During the quarter ended October 31, 2001 the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2002.

                                     CANAL CAPITAL CORPORATION

                                     By: /S/ Michael E. Schultz
                                         ----------------------------
                                         Michael E. Schultz
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                         Date
      ---------                      -----                         ----

                             President and Chief
/S/ Michael E. Schultz       Executive Officer and Director
----------------------       (Principal Executive Officer)    January 29, 2002
Michael E. Schultz

/S/ Reginald Schauder        Vice President-Finance
----------------------       Secretary and Treasurer
Reginald Schauder            (Principal Financial and
                             Accounting Officer)              January 29, 2002

/S/ Asher B. Edelman         Chairman of the Board
----------------------       and Director                     January 29, 2002
Asher B. Edelman

/S/ Gerald N. Agranoff
----------------------       Director                         January 29, 2002
Gerald N. Agranoff

                       FORM 10-K -- ITEM 14(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


     The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Independent Accountants Report..............................  F-2

         Consolidated Balance Sheets October 31, 2001 and 2000.......  F-3

             Consolidated Statements of Operations and Comprehensive
            (Loss) Income for the years ended October 31, 2001,
             2000 and 1999...........................................  F-5

         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 2001, 2000
            and 1999.................................................  F-7

         Consolidated Statements of Cash Flows for the
            years ended October 31, 2001, 2000 and 1999..............  F-8

         Notes to Consolidated Financial Statements..................  F-9

                         INDEPENDENT ACCOUNTANTS REPORT


To the Stockholders of Canal Capital Corporation:

     We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of operations & comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three year period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three year period ended October 31, 2001, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations in nine of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. All of these matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




                                            /S/ Todman & Co., CPAs,P.C.
                                            -----------------------------------
New York, N.Y.                              TODMAN & CO., CPAs, P.C.
January 14, 2002                            Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000

                                                             2001                2000
                                                             ----                ----
                          ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                           $ 13,680            $ 87,269
       NOTES AND ACCOUNTS RECEIVABLE, NET                   127,771             736,388
       ART INVENTORY, NET OF A VALUATION ALLOWANCE
                OF $ 1,750,000 AND $1,500,000 AT
                OCTOBER 31, 2001 AND 2000, RESPECTIVELY     250,000             500,000
       STOCKYARDS INVENTORY                                  16,213              21,361
       INVESTMENTS                                           21,392              68,641
       PREPAID EXPENSES                                     172,625             154,875
                                                        -----------         -----------
            TOTAL CURRENT ASSETS                            601,681           1,568,534
                                                        -----------         -----------

NON-CURRENT ASSETS:
       PROPERTY ON OPERATING LEASES, NET OF
                ACCUMULATED DEPRECIATION OF $ 1,300,727
                AND $ 1,420,681 AT OCTOBER 31, 2001
                AND 2000, RESPECTIVELY                    3,302,073           3,097,938
                                                        -----------         -----------
       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
                ACCUMULATED DEPRECIATION OF $ 44,340
                AND $ 18,458 AT OCTOBER 31, 2001 AND
                2000, RESPECTIVELY                        1,281,476           1,237,476
                                                        -----------         -----------
       ART INVENTORY NON-CURRENT, NET OF A
                VALUATION ALLOWANCE OF $ 942,150
                AND $1,227,950 AT OCTOBER 31, 2001 AND
                2000, RESPECTIVELY                          933,739             696,657
                                                        -----------         -----------

OTHER ASSETS:
       PROPERTY HELD FOR DEVELOPMENT OR RESALE              620,416             647,669
       DEFERRED LEASING AND FINANCING COSTS                  28,118               8,202
       DEPOSITS AND OTHER                                   210,902             204,421
                                                        -----------         -----------
                                                            859,436             860,292
                                                        -----------         -----------
                                                        $ 6,978,405         $ 7,460,897
                                                        ===========         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000

                                                          2001            2000
                                                      ------------    ------------
            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $  2,538,229    $  2,209,724
       INCOME TAXES PAYABLE                                  9,857           5,379
                                                      ------------    ------------
         TOTAL CURRENT LIABILITIES                       2,548,086       2,215,103
                                                      ------------    ------------
LONG-TERM DEBT, RELATED PARTY                            2,667,000       2,522,000
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 4,998,446 AND
       4,407,614 SHARES ISSUED AND OUTSTANDING AT
       OCTOBER 31, 2001 AND 2000, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10.00
       PER SHARE FOR $ 49,984,460 AND $ 44,076,140
       AT OCTOBER 31, 2001 AND 2000, RESPECTIVELY           49,984          44,076

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
       AT OCTOBER 31, 2001 AND 2000, RESPECTIVELY           53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                            27,848,561      27,545,053

  ACCUMULATED DEFICIT                                  (13,019,374)    (11,945,307)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                     (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
     PENSION VALUATION RESERVE                          (2,165,445)     (1,969,621)
                                                      ------------    ------------
                                                         1,763,319       2,723,794
                                                      ------------    ------------
                                                      $  6,978,405    $  7,460,897
                                                      ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                               2001            2000          1999
                                            -----------    -----------    -----------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                     $   426,240    $   684,516    $ 4,794,570
    RENTAL INCOME                             1,016,394        972,920      1,014,925
    GROUND LEASE INCOME                               0              0        592,011
    OTHER INCOME                                  1,000            250         38,009
                                            -----------    -----------    -----------
                                              1,443,634      1,657,686      6,439,515
                                            -----------    -----------    -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                    166,108        404,928      2,435,630
    LABOR, OPERATING AND MAINTENANCE            427,566        424,917        499,143
    DEPRECIATION AND AMORTIZATION               127,859        108,751        153,430
    TAXES OTHER THAN INCOME TAXES               151,700        136,400        313,743
    GENERAL AND ADMINISTRATIVE                  126,123         86,342         81,051
                                            -----------    -----------    -----------
                                                999,356      1,161,338      3,482,997
                                            -----------    -----------    -----------
INCOME FROM REAL ESTATE OPERATIONS              444,278        496,348      2,956,518
                                            -----------    -----------    -----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION               $ 3,358,554    $ 3,588,697    $   851,014
    FEED AND BEDDING INCOME                     249,154        262,717         64,388
    RENTAL INCOME                                 4,521          3,788            758
    OTHER INCOME                                182,248        204,081         41,587
                                            -----------    -----------    -----------
                                              3,794,477      4,059,283        957,747
                                            -----------    -----------    -----------
 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                   1,542,324      1,703,285        402,658
    OTHER OPERATING AND MAINTENANCE             889,037        829,880        197,625
    FEED AND BEDDING EXPENSE                    192,513        199,328         50,215
    DEPRECIATION AND AMORTIZATION                26,891         15,958          2,500
    TAXES OTHER THAN INCOME TAXES               246,760        261,322         57,533
    GENERAL AND ADMINISTRATIVE                  523,133        507,223        106,428
                                            -----------    -----------    -----------
                                              3,420,658      3,516,996        816,959
                                            -----------    -----------    -----------
INCOME FROM STOCKYARD OPERATIONS                373,819        542,287        140,788
                                            -----------    -----------    -----------
ART OPERATIONS:
 ART REVENUES:
    SALES                                   $    24,400    $    51,500    $   186,400
    OTHER REVENUES                                    0              0              0
                                            -----------    -----------    -----------
                                                 24,400         51,500        186,400
                                            -----------    -----------    -----------
 ART EXPENSES:
    COST OF ART SOLD                             48,958         89,000        839,986
    VALUATION RESERVE                           (35,800)       (50,750)      (621,300)
    SELLING, GENERAL AND ADMINISTRATIVE          30,593         28,888         43,736
                                            -----------    -----------    -----------
                                                 43,751         67,138        262,422
                                            -----------    -----------    -----------
LOSS FROM ART OPERATIONS                        (19,351)       (15,638)       (76,022)
                                            -----------    -----------    -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
                                    Continued

                                                2001           2000           1999
                                            -----------    -----------    -----------
GENERAL AND ADMINISTRATIVE EXPENSE           (1,274,529)    (1,317,829)    (1,283,021)
                                            -----------    -----------    -----------
(LOSS) INCOME FROM OPERATIONS                  (475,783)      (294,832)     1,738,263
                                            -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  INTEREST AND OTHER INCOME                     130,737        139,703        150,385
  INTEREST EXPENSE                                    0        (43,676)      (227,685)
  INTEREST EXPENSE-RELATED PARTY               (257,022)      (213,188)      (237,451)
  REALIZED LOSS ON INVESTMENTS                  (47,249)      (466,917)             0
  OTHER EXPENSE                                (123,230)      (179,000)      (138,508)
                                            -----------    -----------    -----------
                                               (296,764)      (763,078)      (453,259)
                                            -----------    -----------    -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY GAIN                 (772,547)    (1,057,910)     1,285,004
PROVISION FOR INCOME TAXES                            0              0              0
                                            -----------    -----------    -----------
(LOSS)INCOME BEFORE EXTRAORDINARY GAIN         (772,547)    (1,057,910)     1,285,004
EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT                                             0        136,328              0
                                            -----------    -----------    -----------
NET (LOSS) INCOME                              (772,547)      (921,582)     1,285,004

OTHER COMPREHENSIVE (LOSS) INCOME:
   MINIMUM PENSION LIABILITY ADJUSTMENT        (195,824)       (66,445)        (6,338)
   UNREALIZED (LOSS) ON INVESTMENTS
     AVAILABLE FOR SALE                               0              0        (86,342)
                                            -----------    -----------    -----------
COMPREHENSIVE (LOSS) INCOME                 $  (968,371)   $  (998,027)   $ 1,192,324
                                            ===========    ===========    ===========
(LOSS) INCOME BEFORE EXTRAORDINARY GAIN
  PER COMMON SHARE:
  - BASIC                                   $     (0.25)   $     (0.24)   $      0.24
  - DILUTED                                 $     (0.25)   $     (0.24)   $      0.24

EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT PER COMMON SHARE:
  - BASIC                                   $      --      $      0.03    $      --
  - DILUTED                                 $      --      $      0.03    $      --

NET (LOSS) INCOME PER COMMON SHARE:
  - BASIC                                   $     (0.25)   $     (0.27)   $      0.24
  - DILUTED                                 $     (0.25)   $     (0.27)   $      0.24

WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC                                     4,326,929      4,326,929      4,326,929
  - DILUTED                                   4,326,929      4,326,929      4,326,929

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999


                                      COMMON STOCK         PREFERRED STOCK
                                 -------------------    --------------------
                                    NUMBER              NUMBER
                                      OF                  OF
                                    SHARES   AMOUNT     SHARES       AMOUNT
                                 -------------------    --------------------
BALANCE, NOVEMBER 1, 1998        5,313,794   $53,138    3,411,681    $34,117
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      467,577      4,676
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                 -------------------    --------------------

BALANCE, OCTOBER 31, 1999        5,313,794   $53,138    3,879,258    $38,793
 NET (LOSS)                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      528,356      5,283
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
 UNREALIZED LOSS ON INVEST.              0         0            0          0
                                 -------------------    --------------------

BALANCE, OCTOBER 31, 2000        5,313,794   $53,138    4,407,614    $44,076
 NET (LOSS)                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      590,832      5,908
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
 UNREALIZED LOSS ON INVEST.              0         0            0          0
                                 -------------------    --------------------

BALANCE, OCTOBER 31, 2001        5,313,794   $53,138    4,998,446    $49,984
                                 ===================    ====================

                             ADDITIONAL                                  TREASURY
                              PAID-IN      ACCUMULATED   COMPREHENSIVE     STOCK,
                              CAPITAL        DEFICIT     (LOSS)INCOME     AT COST
                            -----------   ------------    -----------  ------------
BALANCE, NOVEMBER 1, 1998   $27,033,046   ($11,808,043)   ($2,154,221) ($11,003,545)
 NET INCOME                           0      1,285,004              0             0
 PREFERRED STOCK DIVIDEND       241,113       (235,149)             0             0
 MINIMUM PEN. LIAB. ADJ.              0              0         (6,338)            0
 UNREALIZED GAIN ON INVEST.           0              0        (86,342)            0
                            -----------   ------------    -----------  ------------

BALANCE, OCTOBER 31, 1999   $27,274,159   ($10,758,188)   ($2,246,901) ($11,003,545)
 NET (LOSS)                           0       (921,582)             0             0
 PREFERRED STOCK DIVIDEND       270,894       (265,537)             0             0
 MINIMUM PEN. LIAB. ADJ.              0              0        (66,445)            0
 TRANSFER OF UNREALIZED
  (LOSS) ON INVESTMENT TO
  A REALIZED (LOSS)                   0              0        343,725             0
                            -----------   ------------    -----------  ------------

BALANCE, OCTOBER 31, 2000   $27,545,053   ($11,945,307)   ($1,969,621) ($11,003,545)
 NET (LOSS)                           0       (772,547)             0             0
 PREFERRED STOCK DIVIDEND       303,508       (301,520)             0             0
 MINIMUM PEN. LIAB. ADJ.              0              0       (195,824)            0
                            -----------   ------------    -----------  ------------
BALANCE, OCTOBER 31, 2001   $27,848,561   ($13,019,374)   ($2,165,445) ($11,003,545)
                            ===========   ============    ===========  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                              2001            2000            1999
                                              ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                        $ (772,547)    $ (921,582)     $1,285,004

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION              183,576        151,808         174,127
   GAIN  ON SALES OF REAL ESTATE             (260,132)      (279,588)     (2,358,940)
   VALUATION RESERVE - ART INVENTORY          (35,800)       (50,750)       (621,300)
   REALIZED LOSS ON INVESTMENTS                47,249        466,917               0

CHANGES IN ASSETS AND LIABILITIES:
   NOTES AND ACCOUNTS RECEIVABLES, NET        608,617       (415,323)       (109,995)
   ART INVENTORY, NET                         (22,882)       (12,500)       (407,082)
   PREPAID EXPENSES AND OTHER, NET           (254,745)        21,420          91,032
   PAYABLES AND ACCRUED EXPENSES, NET         332,983        325,384        (185,805)
                                           ----------     ----------      ----------
NET CASH (USED) BY OPERATING ACTIVITIES      (173,681)      (714,214)     (2,132,959)
                                           ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE          426,240        684,516       4,794,570
  CAPITAL EXPENDITURES                       (471,148)      (134,514)       (213,235)
                                           ----------     ----------      ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES     (44,908)       550,002       4,581,335
                                           ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                   145,000      1,775,000         525,000
  REPAYMENT OF SHORT-TERM BORROWINGS                0        (75,000)              0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS           0     (1,864,710)     (2,590,723)
                                           ----------     ----------      ----------
NET CASH (USED) BY FINANCING ACTIVITIES       145,000       (164,710)     (2,065,723)
                                           ----------     ----------      ----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (73,589)      (328,922)        382,653
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR      87,269        416,191          33,538
                                           ----------     ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 13,680       $ 87,269        $416,191
                                           ==========     ==========      ==========

NOTE:    IN FISCAL  2001,  2000 AND  1999,$  301,520,  $ 265,537  AND $ 235,149,
         RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE ISSUANCE OF 590,832, 528,356 AND 467,577, RESPECTIVELY, OF SHARES OF PREFERRED STOCK.


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

     Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate properties located in the midwest and stockyard operations.

     While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in nine of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     B) Investments Available for Sale -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity (see Note 4).

     Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both October 31, 2001 and 2000, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2001, 2000 and 1999 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

     Property held for Development or Resale -- Property held for development or resale consist of approximately 178 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

     F) Art Inventory - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 53% and 57% of the inventory value at October 31, 2001 and 2000, respectively. The remaining 47% and 43% at October 31, 2001 and 2000, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

     The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 8). Antiquities and contemporary art represented 46% ($541,990) and 54% ($641,749) and 45% ($542,758) and 55% ($653,889) of total art inventory at October 31, 2001 and 2000, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $25,000, $27,000 and $20,000 and interest payments of $257,000, $257,000 and
$465,000 in 2001, 2000 and 1999, respectively.

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


3.  NOTES AND ACCOUNTS RECEIVABLE

     Included in notes and accounts receivable at October 31, 2001 and 2000 were the current portion of notes receivable in the amount of $0 and $578,000, respectively, which were generated by real estate and other sales. Notes and accounts receivable is shown net of a provision for doubtful accounts in the amount of $0 and $8,000 for fiscal 2001 and 2000, respectively.


4.  INVESTMENTS AVAILABLE FOR SALE

     At October 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                       2001         2000
                                                       ----         ----
         Aggregate market value.....................   $ 21         $ 69
                                                       ----         ----
         Aggregate carrying value...................   $ 21         $ 69
                                                       ----         ----

     Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value and any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.

     On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent, and accordingly, recognized a realized loss on investments in marketable securities of approximately $47,000 and $467,000 in fiscal 2001 and 2000, respectively. Additionally, Canal recognized an unrealized loss on investments of $86,000 for the year ended October 31, 1999, which was shown as a separate component of Stockholders Equity.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  STOCKYARD OPERATIONS SALE AND SUBSEQUENT REPURCHASE

     On October 31, 1989 Canal sold most of its stockyards assets to a group formed by a former Executive Vice President and Director of the Company. Not included in the sale was certain land and some facilities previously used by the stockyard operations. Canal entered into a master lease (the "Lease") with the purchaser covering approximately 139 acres of land and certain facilities used by the stockyard operations. The Lease was a 10 year lease, renewable at the purchaser's option for an additional ten year period, with annual rentals of $750,000 per year for the first year escalating to $1.0 million per year for the fourth through the tenth years.

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

     Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $16,000 and $21,000 at October 31, 2001 and 2000, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies or independent commission sales people, while the St. Joseph and Sioux City stockyards have solicitation operations of their own which accounts for approximately 50% and 25% of their livestock volume annually, respectively. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2001. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including developing solicitation operations of its own; direct public relations advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

     Canal has entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that this sale will occur in the second or third quarter of fiscal 2002 at which time stockyard operations in Sioux City, Iowa will cease.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.  BORROWINGS

     At October 31, 2001, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                        October 31,
                                                   ---------------------
($ 000's Omitted)                                    2001         2000
-----------------                                    ----         ----
Variable rate mortgage notes due
  May 15, 2003 - related party ..................   $ 2,667     $  2,522
Other Note ......................................         0            0
                                                    -------     --------
Total ...........................................     2,667        2,522
Less -- current maturities ......................         0            0
                                                    -------     --------
Long-term debt                                      $ 2,667     $  2,522
                                                    -------     --------

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of October 31, 2001 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2003.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.  INCOME TAXES

     Significant components of the Company's deferred asset/(liability) as of October 31, 2001, 2000 and 1999 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                  2001      2000       1999
                                                --------  --------   --------
         Total Gross Deferred Tax assets        $ 3,422   $ 3,186    $ 2,868
         Less - Valuation Allowance              (3,422)   (3,186)    (2,868)
                                                --------  --------   --------
         Net Deferred Tax Assets                $     0   $     0    $     0
                                                --------  --------   --------
         Total Gross Deferred Tax Liability     $     0   $     0    $     0
                                                --------  --------   --------
         Net Deferred Tax Asset (Liability)     $     0   $     0    $     0
                                                --------  --------   --------

     Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                  2001      2000      1999
                                                 ------    ------    ------
         Computed Expected Tax (Benefit)Expense  $ (270)   $ (323)   $  450
         Change in Valuation Allowance              236       318      (285)
         Inventory Valuation Differences            (13)      (18)     (217)
         Other                                       47        23        52
                                                 ------    ------    ------
                                                 $    0    $    0    $    0
                                                 ------    ------    ------

     At October 31, 2001, the Company has net operating loss carryforwards of approximately $9,777,000 that expire through 2015 and a net capital loss carryforward of approximately $2,070,000 that expires October 31, 2005. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses and capital losses incurred during recent years. Such allowance increased (decreased) by approximately $236,000, $318,000 and $(285,000) during the years ended October 31, 2001, 2000 and 1999, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  PENSION PLANS

     Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company will make a contribution of approximately $123,000 for fiscal 2001 and has made contributions of approximately $317,000 for fiscal 2000 and $243,000 for fiscal 1999. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

     Assumptions used in computing the 2001, 2000 and 1999 pension cost were:

                                                    2001     2000     1999
                                                    ----     ----     ----
     Discount rate ...........................      7.00%    8.00%    7.75%
     Rate of increase in compensation
       level .................................      5.50%    6.50%    6.25%
     Expected long-term rate of return
       on assets .............................     10.00%   10.00%   10.00%

     Net periodic pension cost for plan years ended October 31, 2001, 2000 and 1999 included the following components:

                                                           Plan Year
                                                  -------------------------
     ($ 000's Omitted)                             2001      2000      1999
     -----------------                            -----     -----     -----
     Service costs - benefits earned during
       the period ............................    $  10     $  10     $  10
     Interest cost on projected benefit
       obligation ............................      111       109       100
       Net (Return) loss on assets ...........       46        26        13
     Net amortization and deferral ...........      (54)      (54)      (51)
                                                  -----     -----     -----
     Net period pension cost .................    $ 113     $  91     $  72
                                                  -----     -----     -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2001 and 2000.

                                                              Plan Year
                                                         ------------------
     ($ 000's Omitted)                                    2001       2000
     -----------------                                   --------  --------
     Actuarial present value of benefit
       obligations:
     Accumulated benefit obligation, including
       vested benefits of $1,437 and $1,422 in
       2001 and 2000, respectively..................     $ 1,437   $ 1,422
     Additional benefit due to assumed future
       compensation levels .........................         160        35
                                                         --------  --------
     Projected benefit obligation (1) ..............       1,597     1,437
                                                         --------  --------
     Plan assets at fair value .....................         848       682
                                                         --------  --------
     Projected benefit obligation in excess
       of plan assets ..............................         749       755
     Unrecognized net obligation ...................          25        51
     Unrecognized net loss .........................       (2,227)   (2,056)
     Valuation reserve to recognize accrued pension
       costs in the consolidated balance sheets ....       2,165     1,970
                                                         --------  --------
     Accrued pension cost included among accrued
       expenses in the consolidated balance sheets..     $   712   $   720
                                                         --------  --------

     (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.


9.  ART INVENTORY HELD FOR SALE

     Due to general economic conditions and the softness of the art markets, Canal has not purchased inventory in several years nor does it currently have any intention of purchasing additional art inventory in the foreseeable future. It is the Company's intention to liquidate, in an orderly manner, its art inventory. Management estimates it may take approximately five years to dispose of its current art inventory. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in disposing of its art inventory within the time frame discussed above.

     Antiquities and contemporary art represented 46% ($541,990) and 54% ($641,749) and 45% ($542,758) and 55% ($653,889) of total art inventory at
October 31, 2001 and 2000, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski. F-19

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     ART INVENTORY - The Company classified its art inventory for the two years ended October 31, 2001 and 2000 as follows ($ 000's Omitted):

                 Current Portion   Non-Current Portion         Total
                 ---------------   -------------------   -----------------
                   2001   2000      2001       2000       2001     2000
                   ----   ----      ----       ----       ----     ----
Antiquities      $1,000  $1,000    $   426    $  428     $ 1,426  $ 1,428
Contemporary      1,000   1,000      1,450     1,497       2,450    2,497
Valuation
 Allowance       (1,750) (1,500)     ( 942)   (1,228)    ( 2,692)  (2,728)
                 ------  ------    -------    ------     -------  -------
Net Value        $  250  $  500    $   934    $  697     $ 1,184  $ 1,197
                 ------  ------    -------    ------     -------  -------

     The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2001 Canal applied against sales $35,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,962,150 as of October 31, 2001 as compared to $2,727,950 and $2,788,000 at October 31, 2000 and 1999, respectively.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has its art inventory appraised by independent appraisers annually. The 2001 appraisal covered approximately 53% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 47% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done.

     Canal's art operations have generated operating losses of approximately $19,000, $16,000 and $76,000 on revenues of approximately $24,000, $52,000 and
$186,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

     The Company had approximately $1,012,000 and $1,273,000 of art inventory (at original cost) on consignment with third party dealers at October 31, 2001 and 2000, respectively.

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

     The following is a schedule of Canal's portion of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2001:

      Year ended October 31,                 ($ 000's Omitted)
      ----------------------                 -----------------
      2002                                       $ 96,000
      2003                                        102,000
      2004                                        104,000
      2005                                        104,000
      2006                                        104,000
      Thereafter                                  303,000
                                                 --------
                                                 $813,000

     Rent expense under these and other operating leases for the years ended October 31, 2001, 2000 and 1999 were as follows:

     ($ 000's Omitted)                          2001    2000      1999
     -----------------                          ----    ----      ----
     Minimum rentals ...................        $ 90    $ 90      $ 84
     Less: sublease rentals ............           0       0         0
                                                ----    ----      ----
                                                $ 90    $ 90      $ 84
                                                ----    ----      ----


11.  IMPAIRMENT LOSS ON LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") as of November 1, 1996. Canal reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2001, 2000 and 1999.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 2001 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 2001, there were 30,500 exercisable options outstanding under these plans.

         Transactions under these plans are summarized as follows:

                                               Shares    Option Price Range
                                              --------   ------------------
     Balance outstanding October 31, 1999....  319,000     $0.125-$2.250
     Options granted ........................        0        -       -
     Options expired ........................  (10,500)    $2.250-$2.250
                                              --------     -------------

     Balance outstanding October 31, 2000....  308,500     $0.125-$0.810
     Options granted ........................        0        -       -
     Options expired ........................ (278,000)    $0.125-$0.810
                                              --------     -------------

     Balance outstanding October 31, 2001....   30,500     $0.125-$0.810
                                              --------     -------------

     The  Company  applies  APB  Opinion  25  and  related   interpretations  in
accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2001, 2000 and 1999.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2001, 2000 and 1999 would have been deminimus.


13.  EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

     During each of the fiscal years ended October 31, 2001, 2000 and 1999, the Company had 30,500, 308,500 and 319,000 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 2001, 2000 and 1999. Dividends declared on preferred stock during the years ended October 31, 2001, 2000 and 1999 were approximately $302,000, $266,000 and $235,000.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Basic and diluted earnings (losses) available to common stockholders at October 31, 2001, 2000 and 1999 were:

                                       For the Year Ended October 31, 2001
                                      ---------------------------------------
                                        Income          Shares      Per-share
                                      (Numerator)    (Denominator)   Amount
                                      -----------    -------------  ---------
Net (loss)                            $  (773,000)

Less preferred stock dividends           (302,000)
                                      ------------
(Loss) available to common stock-
 holders-basic earnings per share      (1,075,000)     4,327,000     $(0.25)
                                                                     ======
Effect of dilutive securities:
  Options (antidilutive)                   N/A             N/A
                                      -----------      ---------
(Loss) available to common stock-
 holders-diluted earnings per share   $(1,075,000)     4,327,000     $(0.25)
                                      ===========      =========     ======


                                       For the Year Ended October 31, 2000
                                      ---------------------------------------
                                        Income          Shares      Per-share
                                      (Numerator)    (Denominator)   Amount
                                      -----------    -------------  ---------
Net (loss)                               (922,000)

Less preferred stock dividends           (266,000)
                                      -----------
(Loss) available to common stock-
 holders-basic earnings per share      (1,188,000)     4,327,000     $(0.27)
                                                                     ======
Effect of dilutive securities:
  Options (antidilutive)                   N/A            N/A
                                      -----------      --------
(Loss) available to common stock-
 holders-diluted earnings per share   $(1,188,000)     4,327,000     $(0.27)
                                      ===========      =========     ======

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                       For the Year Ended October 31, 1999
                                      ---------------------------------------
                                        Income          Shares      Per-share
                                      (Numerator)    (Denominator)   Amount
                                      -----------    -------------  ---------
Net income                            $ 1,285,000

Less preferred stock dividends           (235,000)
                                      -----------
Income available to common stock-
 holders-basic earnings per share       1,050,000      4,327,000     $ 0.24
                                                                     ======
Effect of dilutive securities:
   Options (antidilutive)                  N/A             N/A
                                       ----------     ----------
Income available to common stock-
 holders-diluted earnings per share   $ 1,050,000      4,327,000     $ 0.24
                                      ===========     ==========     ======


14.  PREFERRED STOCK ISSUANCE

     On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 4,011,581 shares in the form of stock dividends for a total outstanding at October 31, 2001 of 4,998,446. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, forty-eight of the sixty quarterly payments have been paid in additional stock resulting in the issuance of 4,011,581 shares recorded at their fair value at the time of issuance.

       Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30,

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2001 and December 31, 2001 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2002 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2002 will also be paid in additional stock. In order to pay this dividend it will be necessary to increase the number of preferred shares authorized under the Company's Charter.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.  FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

     Canal is engaged in two distinct businesses - the management and further development of its agribusiness related real estate operations and stockyard operations.

     The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.

                                                         October 31,
                                             -------------------------------
       ($ 000's Omitted)                        2001      2000        1999
       -----------------                     --------   --------     -------
       Identifiable assets:
         Real estate ....................... $  4,092   $  4,458     $ 4,339
         Stockyard operations ..............    1,497      1,500       1,613
         Corporate .........................    1,389      1,503       1,982
                                             --------   --------     -------
                                             $  6,978   $  7,461     $ 7,934
                                             --------   --------     -------

       ($ 000's Omitted)                        2001       2000        1999
       -----------------                       ------     ------      ------
       Capital expenditures:
         Real estate .......................    $ 393      $ 120       $  14
         Stockyard operations ..............       70          6         150
         Corporate .........................        8          9          25
                                                -----      -----       -----
                                                $ 471      $ 135       $ 189
                                                -----      -----       -----

     Income from real estate operations includes gains (losses) on sales of real estate of $0.4 million, $0.3 million and $2.4 million in 2001, 2000 and 1999, respectively. Art identifiable assets included in corporate of approximately $1.0 million and $1.3 million of art inventory in galleries or on consignment abroad as of October 31, 2001 and 2000, respectively.

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

     On December 20, 2000, the U.S. District Court in Minnesota ruled in Canal's favor granting its motion for summary judgment, thereby establishing Pine Valley's liability to Canal for unpaid livestock fees. Additionally, the court denied all of Pine Valley's assorted defenses and counter claims clearing this matter to go to trial. On February 7, 2001, a Special Verdict was entered in favor of Canal resulting in a total award (including pre- judgment interest and court costs) to Canal of approximately $189,000.

     On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award uncertain. For financial statements purposes as of October 31, 2001, Canal has fully reserved the Pine Valley receivable.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.  PROPERTY ON OPERATING LEASES AND USED IN STOCKYARD OPERATIONS

     The following schedule provides an analysis of the Company's investment in property on operating leases and stockyard operations by location as of October 31, 2001:

($ 000's Omitted)
-----------------                                Accumulated
Location               Land     Improvements     Depreciation         Value
--------               ----     ------------     ------------       --------

Operating leases:
St. Joseph, MO       $   362      $    312         $   (222)        $    452
S. St. Paul, MN          151         1,979             (944)           1,186
Sioux City, IA           417             0                0              417
Omaha, NE              1,200            10               (2)           1,208
Corporate Office           0           171             (132)              39
                     -------      --------         ---------        --------
                       2,130         2,472           (1,300)           3,302
                     -------      --------         ---------        --------

Stkyd Operations:
St. Joseph, MO       $   500      $    102         $    (17)        $    585
Sioux City, IA           500            67              (14)             553
Sioux Falls, SD          100            57              (13)             144
                     -------      --------         ---------        --------
                       1,100           226              (44)           1,282
                     -------      --------         ---------        --------
                     $ 3,230      $  2,698         $ (1,344)        $  4,584
                     =======      ========         =========        ========

     The following is a schedule by years of minimum future rentals on operating leases as of October 31, 2001:

                ($ 000's Omitted)
                -----------------
                Year Ending         Rental
                October 31,        Income (1)
                -----------        ----------
                  2002             $ 1,100
                  2003               1,200
                  2004               1,300
                  2005               1,400
                  2006               1,500
                                   -------
                                   $ 6,500
                                   =======

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

                                             October 31,
                             -------------------------------------------
                                   2001                     2000
                             -----------------       -------------------
($ 000's Omitted)            Carrying    Fair        Carrying      Fair
-----------------             Amount    Value         Amount      Value
                             --------   ------       --------     ------
Cash and
 cash equivalents            $   14     $   14        $   87      $   87
                             ------     ------        ------      ------
Current Portion of Long-
 Term Debt                        0          0             0           0
                             ------     ------        ------      ------
Long-Term Debt                    0          0             0           0
                             ------     ------        ------      ------
Long-Term Debt - Related
 Party                        2,667        (d)         2,522         (d)
                             ------     ------        ------      ------

     a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

     b) Long-Term Debt (See Note 6): The fair value of the Company's long-term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

     c) Long-Term Debt Related Party (see Note 6): It is not practicable to estimate the fair value of the related party debt.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


21.  Property Held for Development or Resale

     Property held for development or resale consist of approximately 178 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     A schedule of the Company's property held for development or resale at October 31, 2001 is as follows (000's omitted):

                                       Capitalized Cost
                                        Subsequent to
                       Initial Cost    Acquisition Date
                      --------------   ----------------           Carrying
                            Bldgs. &          Bldgs. &    Accum.   Value
Description (1)       Land  Imprvmts.   Land  Imprvmts.   Depr.   10/31/01
-----------------     ----  ---------   ----  ---------   ------  --------

75 acres of land
in St. Joseph, MO     $195    N/A       N/A     N/A         N/A     $195
Acquired in 1942

81 acres of land
in W. Fargo, ND         55    N/A       N/A     N/A         N/A       55
Acquired in 1937

11 acres of land
in S. St. Paul, MN     158    N/A       N/A     N/A         N/A      158
Acquired in 1937

10 acres of land
in Sioux City, IA      202    N/A       N/A     N/A         N/A      202
Acquired in 1937

1 acre of land
in Sioux Falls, SD      10    N/A       N/A     N/A         N/A       10
Acquired in 1937      ----    ---       ---     ---         ---     ----

                      $620    $ 0       $ 0     $ 0         $ 0     $620
                      ====    ===       ===     ===         ===     ====

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     A schedule of the Company's property held for development or resale at October 31, 2000 is as follows (000's omitted):

                                       Capitalized Cost
                                        Subsequent to
                       Initial Cost    Acquisition Date
                      --------------   ----------------           Carrying
                            Bldgs. &          Bldgs. &    Accum.   Value
Description (1)       Land  Imprvmts.   Land  Imprvmts.   Depr.   10/31/00
-----------------     ----  ---------   ----  ---------   ------  --------

75 acres of land
in St. Joseph, MO     $195    N/A       N/A     N/A         N/A     $195
Acquired in 1942

81 acres of land
in W. Fargo, ND          5    N/A       N/A     N/A         N/A        5
Acquired in 1937

17 acres of land
in S. St. Paul, MN     244    N/A       N/A     N/A         N/A      244
Acquired in 1937

10 acres of land
in Sioux City, IA      202    N/A       N/A     N/A         N/A      202
Acquired in 1937

1 acre of land
in Sioux Falls, SD       2    N/A       N/A     N/A         N/A        2
Acquired in 1937     -----    ---       ---     ---         ---    -----

                     $ 648    $ 0       $ 0     $ 0         $ 0    $ 648
                     =====    ===       ===     ===         ===    =====

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


22. QUARTERLY INFORMATION (UNAUDITED)

FINANCIAL  INFORMATION FOR THE INTERIM PERIODS FISCAL 2001 AND 2000 IS PRESENTED
BELOW:

 (000'S OMITTED, EXCEPT PER SHARE DATA)

                                               QUARTER ENDED
                              JAN. 31,     APRIL 30,    JULY 31,      OCT. 31,
                                2001         2001         2001          2001

REVENUES                       $1,547       $1,300       $1,019       $ 1,387
                               ======       ======       ======       =======
NET (LOSS) INCOME              $  115       ($ 140)      ($ 237)      ($  511)
                               ======       ======       ======       =======
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC                      $ 0.01       ($0.05)      ($0.07)      ($ 0.11)
                               ======       ======       ======       =======
  - DILUTED                    $ 0.01       ($0.05)      ($0.07)      ($ 0.11)
                               ======       ======       ======       =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                       4,327        4,327        4,327         4,327
                               ======       ======       ======       =======
  - DILUTED                     4,327        4,327        4,327         4,327
                               ======       ======       ======       =======


 (000'S OMITTED, EXCEPT PER SHARE DATA)

                                               QUARTER ENDED
                              JAN. 31,     APRIL 30,    JULY 31,      OCT. 31,
                                2000         2000         2000          2000

REVENUES                       $1,585       $1,402       $1,009       $ 1,772
                               ======       ======       ======       =======
NET (LOSS) INCOME              $  128       ($  71)      ($ 290)      ($  689)
                               ======       ======       ======       =======
NET (LOSS) INCOME
  PER COMMON SHARE:

  - BASIC                      $ 0.02       ($0.03)      ($0.09)      ($ 0.17)
                               ======       ======       ======       =======
  - DILUTED                    $ 0.02       ($0.03)      ($0.09)      ($ 0.17)
                               ======       ======       ======       =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                       4,327        4,327        4,327         4,327
                               ======       ======       ======       =======
  - DILUTED                     4,327        4,327        4,327         4,327
                               ======       ======       ======       =======

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