Form 10-Q
period 2002-01-31
CANAL CAPITAL CORP
filed 2002-03-14
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:


    Title of each class              Shares outstanding at February 28, 2002
-----------------------------        ---------------------------------------
Common stock, $0.01 par value                      4,326,929

(This document contains 26 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2002

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ...........................................   3

Part I - Financial Information .......................................   4

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - January 31, 2002
       and October 31, 2001 ..........................................  5

      Statements of Consolidated Operations and
       Comprehensive Income for the Three Month
       Periods ended January 31, 2002 and 2001........................  7

      Statements of Consolidated Changes in
       Stockholders' Equity for the Three Month and
       One Year Periods ended January 31, 2002 and
       October 31, 2001 ..............................................  9

      Statements of Consolidated Cash Flows for the
       Three Month Periods ended January 31, 2002 and
       2001 ..........................................................  10

      Notes to Consolidated Financial Statements .....................  11

Item II.  Management's Discussion and Analysis of
          Financial Condition ........................................  18

      Capital Resources and Liquidity ................................  19

      Other Factors ..................................................  22

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk .........................................  23

Part II - Other Information ..........................................  24

      Items 1 through 6 ..............................................  25

      Signatures .....................................................  26

                           ACCOUNTANTS' REVIEW REPORT



To the Stockholders of Canal Capital Corporation:


We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2002, the related consolidated statements of operations and comprehensive income for the three month period ended January 31, 2002 and the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2002. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                         /S/ Todman & Co., CPA's,P.C.
March 8, 2002                          -----------------------------------
                                       TODMAN & CO., CPA's,P.C.
                                       Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001

                                                                     JANUARY 31,        OCTOBER 31,
                                                                         2002              2001
                                                                     (UNAUDITED)         (AUDITED)
                                                                     ------------      ------------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                                     $    399,252      $     13,680
       NOTES AND ACCOUNTS RECEIVABLE, NET                                 105,266           127,771
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $1,750,000 AND $1,750,000 AT JANUARY 31,
             2002 AND OCTOBER 31, 2001                                    250,000           250,000
       STOCKYARDS INVENTORY                                                21,575            16,213
       INVESTMENTS                                                         21,392            21,392
       PREPAID EXPENSES                                                   119,687           172,625
                                                                     ------------      ------------

            TOTAL CURRENT ASSETS                                          917,172           601,681
                                                                     ------------      ------------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,339,576
             AND $1,300,727 AT JANUARY 31, 2002 AND
             OCTOBER 31, 2001, RESPECTIVELY                             3,292,773         3,302,073
                                                                     ------------      ------------


       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $49,151 AND
             $44,340 AT JANUARY 31, 2002 AND OCTOBER
             31, 2001, RESPECTIVELY                                     1,288,045         1,281,476
                                                                     ------------      ------------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $834,150
             AND $942,150 AT JANUARY 31, 2002
             AND OCTOBER 31, 2001, RESPECTIVELY                           867,137           933,739
                                                                     ------------      ------------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                            620,416           620,416
       DEFERRED LEASING AND FINANCING COSTS                                27,876            28,118
       DEPOSITS AND OTHER                                                 210,902           210,902
                                                                     ------------      ------------

                                                                          859,194           859,436
                                                                     ------------      ------------

                                                                     $  7,224,321      $  6,978,405
                                                                     ============      ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2002 AND OCTOBER 31, 2001

                                                                     JANUARY 31,        OCTOBER 31,
                                                                         2002              2001
                                                                     (UNAUDITED)         (AUDITED)
                                                                     ------------      ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $  2,408,568      $  2,538,229
       INCOME TAXES PAYABLE                                                 8,896             9,857
                                                                     ------------      ------------

         TOTAL CURRENT LIABILITIES                                      2,417,464         2,548,086
                                                                     ------------      ------------

LONG-TERM DEBT, RELATED PARTY                                           2,667,000         2,667,000
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 4,998,446 AND
       4,998,446 SHARES ISSUED AND OUTSTANDING
       AT JANUARY 31, 2002 AND OCTOBER 31, 2001,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 49,984,460
       AND $49,984,460 AT JANUARY 31, 2002 AND
       OCTOBER 31, 2001, RESPECTIVELY                                      49,984            49,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JANUARY 31, 2002 AND OCTOBER 31, 2001,
       RESPECTIVELY                                                        53,138            53,138

  ADDITIONAL PAID-IN CAPITAL                                           27,926,561        27,848,561

  ACCUMULATED DEFICIT                                                 (12,720,836)      (13,019,374)

  986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                                       (11,003,545)      (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                                          (2,165,445)       (2,165,445)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                                                   0                 0
                                                                     ------------      ------------

                                                                        2,139,857         1,763,319
                                                                     ------------      ------------

                                                                     $  7,224,321      $  6,978,405
                                                                     ============      ============

                          CANAL CAPITAL CORPORATION & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001


                                                       2002            2001
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                        1,079,203        1,148,428
    FEED AND BEDDING INCOME                             68,922           81,581
    RENTAL INCOME                                        2,827            1,566
    OTHER INCOME                                        34,431           72,685
                                                   -----------      -----------

                                                     1,185,383        1,304,260
                                                   -----------      -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            407,543          463,269
    OTHER OPERATING AND MAINTENANCE                    255,500          271,337
    FEED AND BEDDING EXPENSE                            55,526           62,615
    DEPRECIATION AND AMORTIZATION                        6,233            4,563
    TAXES OTHER THAN INCOME TAXES                       64,069           67,482
    GENERAL AND ADMINISTRATIVE                         133,112          155,814
                                                   -----------      -----------

                                                       921,983        1,025,080
                                                   -----------      -----------

INCOME FROM STOCKYARD OPERATIONS                       263,400          279,180
                                                   -----------      -----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                            $         0      $         0
    EXCHANGE BUILDING RENTAL INCOME                    125,757          108,883
    OUTSIDE REAL ESTATE RENT                           127,590          133,374
    OTHER INCOME                                           118                0
                                                   -----------      -----------

                                                       253,465          242,257
                                                   -----------      -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                 0                0
    LABOR, OPERATING AND MAINTENANCE                   108,593          122,684
    DEPRECIATION AND AMORTIZATION                       35,285           28,348
    TAXES OTHER THAN INCOME TAXES                       30,300           36,500
    GENERAL AND ADMINISTRATIVE                          11,739           13,166
                                                   -----------      -----------

                                                       185,917          200,698
                                                   -----------      -----------

INCOME FROM REAL ESTATE OPERATIONS                      67,548           41,559
                                                   -----------      -----------

                          CANAL CAPITAL CORPORATION & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                  Continued ...


                                                       2002            2001
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (227,665)        (265,576)
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 103,283           55,163
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                              323,353          130,118
  INTEREST EXPENSE                                     (66,675)         (63,397)
  INCOME (LOSS)FROM ART SALES                           16,577           (7,340)
  REALIZED GAIN (LOSS) ON INVESTMENTS                        0                0
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------

                                                       273,255           59,381
                                                   -----------      -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         376,538          114,544

PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------

NET INCOME                                             376,538          114,544

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                         0          (31,616)
                                                   -----------      -----------

COMPREHENSIVE INCOME                               $   376,538      $    82,928
                                                   ===========      ===========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                      $      0.07      $      0.01
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                        CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED OCTOBER 31, 2001 (AUDITED) AND
                  FOR THE THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)


                                                 COMMON STOCK                      PREFERRED STOCK
                                            NUMBER                              NUMBER                          ADDITIONAL
                                              OF                                  OF                              PAID-IN
                                            SHARES            AMOUNT            SHARES           AMOUNT           CAPITAL
                                            ------            ------            ------           ------           -------
BALANCE, OCTOBER 31, 2000                   5,313,794      $     53,138         4,407,614     $     44,076      $ 27,545,053

 NET (LOSS)                                         0                 0                 0                0                 0
 PREFERRED STOCK DIVIDEND                           0                 0           590,832            5,908           303,508
 MINIMUM PEN. LIAB. ADJUSTMENT                      0                 0                 0                0                 0
 UNREALIZED LOSS ON INVESTMENTS                     0                 0                 0                0                 0
                                         ------------------------------      -----------------------------      ------------

BALANCE, OCTOBER 31, 2001                   5,313,794            53,138         4,998,446           49,984        27,848,561
 NET INCOME                                         0                 0                 0                0                 0
 PREFERRED STOCK DIVIDEND                           0                 0                 0                0            78,000
 MINIMUM PEN. LIAB. ADJUSTMENT                      0                 0                 0                0                 0
 UNREALIZED LOSS ON INVESTMENTS                     0                 0                 0                0                 0
                                         ------------------------------      -----------------------------      ------------

BALANCE, JANUARY 31, 2002                   5,313,794      $     53,138         4,998,446     $     49,984      $ 27,926,561
                                         ==============================      =============================      ============

                                                            -COMPREHENSIVE (LOSS) INCOME-       TREASURY
                                          ACCUMULATED        VALUATION        UNREALIZED          STOCK
                                            DEFICIT           RESERVE        GAIN ON INV.        AT COST
                                            -------           -------        ------------        -------
BALANCE, OCTOBER 31, 2000                ($11,945,307)     ($ 1,969,621)     $          0     ($11,003,545)
 NET (LOSS)                                  (772,547)                0                 0                0
 PREFERRED STOCK DIVIDEND                    (301,520)                0                 0                0
 MINIMUM PEN. LIAB. ADJ                             0          (195,824)                0                0
 UNREALIZED LOSS ON INV                             0                 0                 0                0
                                         ------------      ------------      ------------     ------------

BALANCE, OCTOBER 31, 2001                 (13,019,374)     ($ 2,165,445)                0      (11,003,545)
 NET INCOME                                   376,538                 0                 0                0
 PREFERRED STOCK DIVIDEND                     (78,000)                0                 0                0
 MINIMUM PEN. LIAB. ADJ                             0                 0                 0                0
 UNREALIZED LOSS ON INV                             0                 0                 0                0
                                         ------------      ------------      ------------     ------------

BALANCE, JANUARY 31, 2002                ($12,720,836)     ($ 2,165,445)     $          0     ($11,003,545)
                                         ============      ============      ============     ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001



                                                          2002           2001
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                            $ 376,538     $ 114,544

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                           44,108        36,312

CHANGES IN ASSETS AND LIABILITIES:

     NOTES AND ACCOUNTS RECEIVABLES, NET                   22,505       151,091
     ART INVENTORY, NET                                    66,602             0
     PREPAID EXPENSES AND OTHER, NET                       47,821        40,853
     PAYABLES AND ACCRUED EXPENSES, NET                  (130,622)     (374,112)
                                                        ---------     ---------

NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                           426,952       (31,312)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                    (41,380)      (42,485)
                                                        ---------     ---------

NET CASH (USED) BY INVESTING ACTIVITIES                   (41,380)      (42,485)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                     0             0
  REPAYMENT OF CURRENT PORTION OF LONG-TERM                     0             0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                       0             0
                                                        ---------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                0             0
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             385,572       (73,797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,680        87,269
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 399,252     $  13,472
                                                        =========     =========


NOTE: Canal made federal and state income tax payments of $1,000 and $6,000 and interest payments of $67,000 and $63,000 in the three month periods ended January 31, 2002 and 2001, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JANUARY 31, 2002
                                   (UNAUDITED)



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

     Investments in Joint Ventures - Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both January 31, 2002 and October 31, 2001, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3.   Interim Financial Statements

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2002 and the results of its operations and its cash flows for the three month period ended January 31, 2002. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2001 and the notes thereto which are contained in Canal's 2001 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2002.

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

     Real estate operations resulted in operating income of $68,000 and $42,000 for the three month periods ended January 31, 2002 and 2001, respectively. Additionally, real estate operations contributed $253,000 and $242,000 to Canal's revenues for the three month periods ended January 31, 2002 and 2001, respectively.

     As of January 31, 2002, there are approximately 178 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

     Stockyard operations resulted in operating income of $263,000 and $279,000 for the three month periods ended January 31, 2002 and 2001, respectively. Additionally, stockyard operations contributed $1,185,000 and $1,304,000 to Canal's revenues for the three month periods ended January 31, 2002 and 2001, respectively.

     Canal has entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that this sale will occur in the second or third quarter of fiscal 2002 at which time stockyard operations in Sioux City, Iowa will cease.

6.   ART INVENTORY HELD FOR SALE

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

     Antiquities and contemporary art represented 43% ($475,388) and 57% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at
January 31, 2002 and October 31, 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

     The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2002 Canal applied against sales $108,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,584,150 as of January 31, 2002, as compared to $2,692,150 at October 31, 2001.

     The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has its art inventory appraised by an independent appraiser annually. The 2001 appraisal covered approximately 53% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 47% of the inventory was estimated by management based in part on operating history and in part on the results of the independent appraisals done.

     Canal's first quarter art sales generated income of $17,000 (net of a decrease in the valuation allowance of $108,000) as compared to a loss of $7,000 for the three month periods ended January 31, 2002 and 2001, respectively.

     Inventory on Consignment - The Company had approximately $857,000 and $1,012,000 of art inventory on consignment with third party dealers at January 31, 2002 and October 31, 2001, respectively.

7.   Property and Equipment

     Included  in  property  and  equipment   were  the  cost  of  buildings  of
approximately $2.5 million at January 31, 2002 and October 31, 2001.

8.   PENSION VALUATION RESERVE

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

9.   INVESTMENTS AVAILABLE FOR SALE

     At January 31, 2002 the investments available for sale consisted of the following:

                                             January 31,      October 31,
     ($ 000's Omitted)                          2002              2001
                                             -----------      -----------

     Aggregate market value.................   $   21           $   21
                                               ------           ------

     Aggregate carrying value...............   $   21           $   21
                                               ------           ------

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

     On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company as of October 2001 was permanent and accordingly, recognized a realized loss on investments in marketable securities of approximately $47,000 for fiscal 2001. Management will continue to monitor this situation closely and take appropriate action if it determines that future fluctuations in the market value of this investment are other than temporary.

10.  BORROWINGS

     At January 31, 2002, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral to secure the following obligations:

                                          January 31,       October 31,
                                             2002              2001
                                          -----------       -----------
                                          (Unaudited)        (Audited)
(Thousands of Dollars)

Variable rate mortgage notes due
 May 15, 2003 - related party............    $ 2,667          $ 2,667
                                             -------          -------

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2002, the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

                 Item II - Management's Discussion and Analysis
                Of Results of Operations and Financial Condition
                   For the Three Months Ended January 31, 2002


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

     Canal recognized net income of $377,000 for the three month period ended January 31, 2002 as compared to net income of $115,000 for the same period in fiscal 2001. After recognition of an unrealized loss on investments held for sale of $0 and $32,000 for the three month periods ended January 31, 2002 the Company recognized comprehensive income of $377,000 and $83,000 for the three month periods ended January 31, 2002. Further, after recognition of preferred stock dividend payments of $78,000 for the three month period ended January 31, 2002, the Company recognized net income applicable to common stockholders of $299,000 ($0.07 per common share) for the three month period ended January 31, 2002 as compared to net income applicable to common stockholders of $37,000 ($0.01 per common share) for the same period in fiscal 2001.Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees. Included in the 2001 results is other income of approximately $143,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota which was subsequently fully reserved at year end due to the financial instability of the debtor.

     Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues decreased by $108,000 or 7.0% to $1,439,000 for the three month period ended January 31, 2002, as compared to the revenues of $1,547,000 for the same period in fiscal 2001. The fiscal 2002 decrease in revenues is due primarily to softer than anticipated volume from our stockyard operations.

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

     On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of January 31, 2002, the balance due under these notes was $2,667,000 all of which is classified as long-term debt related party.

     Cash and cash equivalents of $399,000 at January 31, 2002 increased by $385,000 from cash and cash equivalents of $14,000 at October 31, 2001. Net cash provided by operations so far in fiscal 2002 was $427,000. As discussed above, cash provided by operations in the first quarter of fiscal 2002 includes the $323,000 demutualization compensation payment Canal received in January 2002.

     At January 31, 2002 and October 31, 2001, the Company's current liabilities exceeded current assets by $1.5 million and $1.9 million, respectively. Primarily all of the funds received by Canal as a demutualization compensation payment in January 2002 were subsequently used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2001 will be from the proceeds (if any) of the sale of certain assets.

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

2002 Compared to 2001

Stockyard Revenues

     Stockyard revenues for the three months ended January 31, 2002 of $1,185,000 accounted for 82.4% of the fiscal 2002 revenues as compared to stockyard revenues of $1,304,000 or 84.3% for the same period in fiscal 2001. Stockyard revenues are comprised of yard handling and auction (91.0% and 88.1%), feed and bedding income (5.8% and 6.3%), rental income (0.2% and 0.1%) and other income (3.0% and 5.5%) for the three month periods ended January 31, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

     Stockyard expenses for the three months ended January 31, 2002 of $922,000 decreased by $103,000 (10.1%) from stockyard expenses of $1,025,000 for the same period in fiscal 2001. Stockyard expenses are comprised of labor and related costs (44.2% and 45.2%), other operating and maintenance (27.7% and 26.5%), feed and bedding expense (6.0% and 6.1%), depreciation and amortization (0.7% and 0.4%), taxes other than income taxes (6.9% and 6.6%) and general and administrative (14.5% and 15.2%) for the three month periods ended January 31, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

     Canal has entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that this sale will occur in the second or third quarter of fiscal 2002 at which time stockyard operations in Sioux City, Iowa will cease.

Real Estate Revenues

     Real estate revenues for the three months ended January 31, 2002 of $253,000 accounted for 17.6% of the fiscal 2002 revenues as compared to real estate revenues of $242,000 or 15.7% for the same period in fiscal 2001. Real estate revenues are comprised of the sale of real estate (0.0% and 0.0%), rental income from commercial office space in Canal's Exchange Buildings (49.6% and 45.0%), outside real estate rent consisting of rental and other lease income from the rental of vacant land and certain structures (50.3% and 55.0%) and other income (0.1% and 0.0%) for the three months ended January 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to increased occupancy in Canal's South St. Paul, Minnesota exchange building.

Real Estate Expenses

     Real estate expenses for the three months ended January 31, 2002 of $186,000 decreased by $15,000 (7.4%) from real estate expenses of $201,000 for the same period in fiscal 2001. Real estate expenses were comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance expenses (58.4% and 61.1%), depreciation and amortization (19.0% and 14.1%), taxes other than income taxes (16.3% and 18.2%) and general and administrative expenses (6.3% and 6.6%) for the three months ended January 31, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

     General and administrative expenses for the three months ended January 31, 2002 of $228,000 decreased by $38,000 (14.3%) from expenses of $266,000 for the same period in fiscal 2001. The major components of general and administrative expenses are officers salaries (50.4% and 43.2%), rent (9.9% and 8.4%), legal and professional fees (0.8% and 5.8%), insurance (15.0% and 10.2%) and office salaries (8.2% and 11.6%) for the three month periods ended January 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in legal and professional fees for fiscal 2002.

Interest Expense

     Interest expense for the three months ended January 31, 2002 of $66,000 increased by $3,000 (5.2%) from interest expense of $63,000 for the same period in fiscal 2001. Interest rates on Canal's debt have remained unchanged for the past 12 months.

Interest and Other Income

     Interest and other income for the three months ended January 31, 2002 of $323,000 increased by $193,000 (148.5%) from interest and other income of $130,000 for the same period in fiscal 2001. Included in the 2002 results in other income of approximately $323,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota.

Income (Loss) from Art Sales

     Income from art sales for the three months ended January 31,2002 of $17,000 increased by $24,000 from a loss of $7,000 for the same period in fiscal 2001. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized revenues of $90,000 and $0 for the three month periods ended January 31, 2002 and 2001, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $67,000 (net of a valuation allowance of $108,000) and $0 as well as selling, general and administrative expenses of $7,000 and $7,000 for the three month periods ended January 31, 2002 and 2001, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

Item III - Quantitative and Qualitative Disclosures About Market Risk

     We do not have any derivative financial instruments in our marketable securities portfolio as of January 31, 2002. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities which are classified as available-for-sale as of January 31, 2002. Canal's related party mortgage notes have fixed interest rates therefore, the fair value of these instruments is not affected by changes in market interest rates. Canal believes that the market risk arising from holding its financial instruments is not material.

     Information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

                                     PART II

                                OTHER INFORMATION

Item 1:        Legal Proceedings:

               See Item 3 of Canal's October 31, 2001 Form 10-K.

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


                                        Canal Capital Corporation
                                        ----------------------------
                                              Registrant


                                        /s/ Reginald Schauder
                                        ----------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer


Date: March 13, 2002