Form 10-Q
period 2002-04-30
CANAL CAPITAL CORP
filed 2002-06-12
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the quarterly period ended April 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from _____ to ____

                           Commission File No. 2-96666

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

        Title of each class            Shares outstanding at May 31, 2002
   Common stock, $0.01 par value                    4,326,929

(This document contains 29 pages)

                  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q APRIL 30, 2002

                                     INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - April 30, 2002
       and October 31, 2001 ...............................................    5

      Statements of Consolidated Operations and
       Comprehensive Income for the Six and Three Month
       Periods ended April 30, 2002 and 2001 ..............................    7

      Statements of Consolidated Changes in
       Stockholders' Equity for the Six Month and
       One Year Periods ended April 30, 2002 and
       October 31, 2001 ...................................................   11

      Statements of Consolidated Cash Flows for the
       Six Month Periods ended April 30, 2002 and
       2001 ...............................................................   12

      Notes to Consolidated Financial Statements ..........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   20

      Capital Resources and Liquidity .....................................   21

      Other Factors .......................................................   26

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   26

Part II - Other Information ...............................................   27

      Items 1 through 6 ...................................................   28

      Signatures ..........................................................   29

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2002, the related consolidated statements of operations and comprehensive income for the six and three month periods ended April 30, 2002 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2002. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
June 4, 2002                                 -----------------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2002 AND OCTOBER 31, 2001

                                                          APRIL 30,      OCTOBER 31,
                                                            2002             2001
                                                         (UNAUDITED)       (AUDITED)
                                                         -----------       ---------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                          $   33,824     $   13,680
       NOTES AND ACCOUNTS RECEIVABLE, NET                    113,028        127,771
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $1,750,000 AND $1,750,000 AT APRIL 30,
             2002 AND OCTOBER 31, 2001                       250,000        250,000
       STOCKYARDS INVENTORY                                   14,772         16,213
       INVESTMENTS                                            21,392         21,392
       PREPAID EXPENSES                                       91,027        172,625
                                                          ----------     ----------

            TOTAL CURRENT ASSETS                             524,043        601,681
                                                          ----------     ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,374,111
             AND $1,300,727 AT APRIL 30, 2002 AND
             OCTOBER 31, 2001, RESPECTIVELY                3,262,041      3,302,073
                                                          ----------     ----------
       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $38,645 AND
             $44,340 AT APRIL 30, 2002 AND OCTOBER
             31, 2001, RESPECTIVELY                        1,231,220      1,281,476
                                                          ----------     ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $834,150
             AND $942,150 AT APRIL 30, 2002
             AND OCTOBER 31, 2001, RESPECTIVELY              867,137        933,739
                                                          ----------     ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE               568,516        620,416
       DEFERRED LEASING AND FINANCING COSTS                   20,449         28,118
       DEPOSITS AND OTHER                                    210,902        210,902
                                                          ----------     ----------

                                                             799,867        859,436
                                                          ----------     ----------

                                                          $6,684,308     $6,978,405
                                                          ==========     ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2002 AND OCTOBER 31, 2001

                                                            APRIL 30,        OCTOBER 31,
                                                               2002             2001
                                                           (UNAUDITED)        (AUDITED)
                                                           -----------       -----------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $  1,905,268      $  2,538,229
       INCOME TAXES PAYABLE                                        732             9,857
                                                          ------------      ------------

         TOTAL CURRENT LIABILITIES                           1,906,000         2,548,086
                                                          ------------      ------------

LONG-TERM DEBT, RELATED PARTY                                2,667,000         2,667,000
                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       5,000,000 SHARES AUTHORIZED; 4,998,446 AND
       4,998,446 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2002 AND OCTOBER 31, 2001,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 49,984,460
       AND $49,984,460 AT APRIL 30, 2002 AND
       OCTOBER 31, 2001, RESPECTIVELY                           49,984            49,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT APRIL 30, 2002 AND OCTOBER 31, 2001,
       RESPECTIVELY                                             53,138            53,138

  ADDITIONAL PAID-IN CAPITAL                                28,004,561        27,848,561

  ACCUMULATED DEFICIT                                      (12,827,385)      (13,019,374)

  986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                            (11,003,545)      (11,003,545)

  COMPREHENSIVE INCOME:

    PENSION VALUATION RESERVE                               (2,165,445)       (2,165,445)

    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                                        0                 0
                                                          ------------      ------------

                                                             2,111,308         1,763,319
                                                          ------------      ------------

                                                          $  6,684,308      $  6,978,405
                                                          ============      ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001

                                                        2002            2001
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------     -----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         1,906,154        2,079,881
    FEED AND BEDDING INCOME                             121,449          151,992
    RENTAL INCOME                                         3,624            2,630
    OTHER INCOME                                        110,886          121,163
                                                     ----------       ----------

                                                      2,142,113        2,355,666
                                                     ----------       ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             798,620          879,012
    OTHER OPERATING AND MAINTENANCE                     488,564          513,133
    FEED AND BEDDING EXPENSE                             96,762          117,504
    DEPRECIATION AND AMORTIZATION                        11,807            9,382
    TAXES OTHER THAN INCOME TAXES                       127,949          133,264
    GENERAL AND ADMINISTRATIVE                          240,993          291,455
                                                     ----------       ----------

                                                      1,764,695        1,943,750
                                                     ----------       ----------

INCOME FROM STOCKYARD OPERATIONS                        377,418          411,916
                                                     ----------       ----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              $  189,503       $        0
    EXCHANGE BUILDING RENTAL INCOME                     249,771          216,921
    OUTSIDE REAL ESTATE RENT                            271,296          272,433
    OTHER INCOME                                              0            1,000
                                                     ----------       ----------

                                                        710,570          490,354
                                                     ----------       ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                             97,836                0
    LABOR, OPERATING AND MAINTENANCE                    231,591          233,004
    DEPRECIATION AND AMORTIZATION                        66,743           57,469
    TAXES OTHER THAN INCOME TAXES                        60,600           74,900
    GENERAL AND ADMINISTRATIVE                           22,985           28,654
                                                     ----------       ----------

                                                        479,755          394,027
                                                     ----------       ----------

INCOME FROM REAL ESTATE OPERATIONS                      230,815           96,327
                                                     ----------       ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                  Continued ...

                                                     2002              2001
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (461,998)         (535,380)
                                                  -----------       -----------

INCOME (LOSS) FROM OPERATIONS                         146,235           (27,137)
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                             323,399           143,315
  INTEREST EXPENSE                                   (133,350)         (126,447)
  INCOME (LOSS)FROM ART SALES                          11,705           (14,609)
  REALIZED GAIN (LOSS) ON INVESTMENTS                       0                 0
  OTHER EXPENSE                                             0                 0
                                                  -----------       -----------

                                                      201,754             2,259
                                                  -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        347,989           (24,878)

PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                     347,989           (24,878)

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                        0           (44,308)
                                                  -----------       -----------

COMPREHENSIVE INCOME (LOSS)                       $   347,989       $   (69,186)
                                                  ===========       ===========

INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                     $      0.04       $     (0.04)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                  ===========       ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

                                                      2002               2001
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          826,951           931,453
    FEED AND BEDDING INCOME                             52,527            70,411
    RENTAL INCOME                                          797             1,064
    OTHER INCOME                                        76,455            48,478
                                                   -----------        ----------

                                                       956,730         1,051,406
                                                   -----------        ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            391,077           415,743
    OTHER OPERATING AND MAINTENANCE                    233,064           241,796
    FEED AND BEDDING EXPENSE                            41,236            54,889
    DEPRECIATION AND AMORTIZATION                        5,574             4,819
    TAXES OTHER THAN INCOME TAXES                       63,880            65,782
    GENERAL AND ADMINISTRATIVE                         107,881           135,641
                                                   -----------        ----------

                                                       842,712           918,670
                                                   -----------        ----------

INCOME FROM STOCKYARD OPERATIONS                       114,018           132,736
                                                   -----------        ----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                            $   189,503        $        0
    EXCHANGE BUILDING RENTAL INCOME                    124,014           108,038
    OUTSIDE REAL ESTATE RENT                           143,706           139,059
    OTHER INCOME                                          (118)            1,000
                                                   -----------        ----------

                                                       457,105           248,097
                                                   -----------        ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            97,836                 0
    LABOR, OPERATING AND MAINTENANCE                   122,998           110,320
    DEPRECIATION AND AMORTIZATION                       31,458            29,121
    TAXES OTHER THAN INCOME TAXES                       30,300            38,400
    GENERAL AND ADMINISTRATIVE                          11,246            15,488
                                                   -----------        ----------

                                                       293,838           193,329
                                                   -----------        ----------

INCOME FROM REAL ESTATE OPERATIONS                     163,267            54,768
                                                   -----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                  Continued ...

                                                    2002               2001
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (234,333)          (269,804)
                                                 -----------        -----------

INCOME (LOSS) FROM OPERATIONS                         42,952            (82,300)
                                                 -----------        -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                                 46             13,197
  INTEREST EXPENSE                                   (66,675)           (63,050)
  (LOSS)FROM ART SALES                                (4,872)            (7,269)
  REALIZED GAIN (LOSS) ON INVESTMENTS                      0                  0
  OTHER EXPENSE                                            0                  0
                                                 -----------        -----------

                                                     (71,501)           (57,122)
                                                 -----------        -----------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       (28,549)          (139,422)

PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET (LOSS)                                           (28,549)          (139,422)

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                       0            (12,692)
                                                 -----------        -----------

COMPREHENSIVE (LOSS)                             $   (28,549)       $  (152,114)
                                                 ===========        ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                    $     (0.02)       $     (0.05)
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,327,000          4,327,000
                                                 ===========        ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED APRIL 30, 2002 (UNAUDITED)

                                      COMMON STOCK                    PREFERRED STOCK
                                 NUMBER                            NUMBER
                                   OF                                OF
                                 SHARES          AMOUNT            SHARES           AMOUNT
BALANCE, OCTOBER 31, 2000       5,313,794     $     53,138        4,407,614      $     44,076
 NET (LOSS)                             0                0                0                 0
 PREFERRED STOCK DIVIDEND               0                0          590,832             5,908
 MINIMUM PEN. LIAB. ADJ                 0                0                0                 0
                              ----------------------------      -----------------------------

BALANCE, OCTOBER 31, 2001       5,313,794     $     53,138        4,998,446      $     49,984
 NET INCOME                             0                0                0                 0
 PREFERRED STOCK DIVIDEND               0                0                0                 0
 MINIMUM PEN. LIAB. ADJ                 0                0                0                 0
                              ----------------------------      -----------------------------

BALANCE, APRIL 30, 2002         5,313,794     $     53,138        4,998,446      $     49,984
                              ============================      =============================

                               ADDITIONAL                                          TREASURY
                                PAID-IN        ACCUMULATED     COMPREHENSIVE        STOCK,
                                CAPITAL          DEFICIT       (LOSS)INCOME         AT COST
BALANCE, OCTOBER 31, 2000     $27,545,053     ($11,945,307)     ($1,969,621)     ($11,003,545)
 NET (LOSS)                             0         (772,547)               0                 0
 PREFERRED STOCK DIVIDEND         303,508         (301,520)               0                 0
 MINIMUM PEN. LIAB. ADJ                 0                0         (195,824)                0
                              ----------------------------      -----------------------------

BALANCE, OCTOBER 31, 2001     $27,848,561     ($13,019,374)     ($2,165,445)     ($11,003,545)
 NET INCOME                             0          347,989                0                 0
 PREFERRED STOCK DIVIDEND         156,000         (156,000)               0                 0
 MINIMUM PEN. LIAB. ADJ                 0                0                0                 0
                              ----------------------------      -----------------------------
BALANCE, APRIL 30, 2002       $28,004,561     ($12,827,385)     ($2,165,445)     ($11,003,545)
                              ============================      =============================

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)

                                                        2002             2001
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                  $ 347,989        $ (24,878)

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                        82,902           72,790
   GAIN  ON SALES OF REAL ESTATE                       (91,667)               0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                  14,743          162,647
   ART INVENTORY, NET                                   66,602                0
   PREPAID EXPENSES AND OTHER, NET                      97,342           23,030
   PAYABLES AND ACCRUED EXPENSES, NET                 (642,086)        (153,762)
                                                     ---------        ---------

NET CASH (USED) PROVIDED BY OPERATING
   ACTIVITIES                                         (124,175)          79,827
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                   189,503                0
  CAPITAL EXPENDITURES                                 (45,184)        (159,039)
                                                     ---------        ---------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                           144,319         (159,039)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                  0                0
  REPAYMENT OF SHORT-TERM BORROWINGS                         0                0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                    0                0
                                                     ---------        ---------
NET CASH (USED) BY FINANCING ACTIVITIES                      0                0
                                                     ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           20,144          (79,212)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               13,680           87,269
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $  33,824        $   8,057
                                                     =========        =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $9,000 AND $7,000 AND
      INTEREST PAYMENTS OF $133,000 AND $126,000 IN THE SIX MONTH PERIODS ENDED APRIL 30, 2002 AND 2001, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2002
                                   (UNAUDITED)

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

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both April 30, 2002 and October 31, 2001, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2002 and the results of its operations and its cash flows for the six month period ended April 30, 2002. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2001 and the notes thereto which are contained in Canal's 2001 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2002.

4. REAL ESTATE OPERATIONS

      Canal's real estate properties located in six Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (two of which are operated by the Company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties.

      Real estate operations resulted in operating income of $231,000 and $96,000 for the six month periods ended April 30, 2002 and 2001, respectively. Additionally, real estate operations contributed $711,000 and $490,000 to Canal's revenues for the six month periods ended April 30, 2002 and 2001, respectively.

      As of April 30, 2002, there are approximately 129 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

5. STOCKYARD OPERATIONS SALE AND SUBSEQUENT REPURCHASE

      Canal currently operates assets of two public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in St. Joseph, Missouri, and Sioux Falls, South Dakota.

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

      In fiscal 2001 Canal entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that the sale of this property will be completed in the third or fourth quarter of fiscal 2002. On March 31, 2002, all stockyard operations at the Sioux City yards ceased. Canal is currently engaged in salvage and demolition operations at this location in preparation for this sale.

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

      Antiquities and contemporary art represented 43% ($475,388) and 57% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at April
30, 2002 and 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2002 Canal applied against sales $108,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,584,150 as of April 30, 2002 as compared to $2,692,150 at October 31, 2001.

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

      Canal's art sales generated income of $12,000 (net of a decrease in the valuation allowance of $108,000) as compared to a loss of $15,000 for the six month periods ended April 30, 2002 and 2001, respectively.

      The Company had approximately $857,000 and $1,012,000 of art inventory (at original cost) on consignment with third party dealers at April 30, 2002 and October 31, 2001, respectively.

7. PROPERTY AND EQUIPMENT

      Included in property and equipment were the cost of buildings of approximately $2.5 million at April 30, 2002 and October 31, 2001.

8. PENSION VALUATION RESERVE

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

9. INVESTMENTS AVAILABLE FOR SALE

      At April 30, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                 April 30,   October 31,
                                                    2002         2001
                                                    ----         ----

      Aggregate market value.....................   $ 21         $ 21
                                                    ----         ----
      Aggregate carrying value...................   $ 21         $ 21
                                                    ----         ----

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

      On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent, and accordingly, recognized a realized loss on investments in marketable securities of approximately $47,000 in fiscal 2001. Management will continue to monitor this situation closely and take appropriate action if it determines that future fluctuations in the market value of this investment are other than temporary.

6. BORROWINGS

      At April 30, 2002, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   April 30,   October 31,
($ 000's Omitted)                                     2002        2001
-----------------                                     ----        ----
Variable rate mortgage notes due
  May 15, 2003 - related party ..................   $ 2,667      $  2,667
                                                    -------      --------

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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2002 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2003.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2002

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

      Canal recognized net income of $348,000 for the six month period ended April 30, 2002 as compared to a net loss of $25,000 for the same period in fiscal 2001. After recognition of an unrealized loss on investments held for sale of $0 and $44,000 for the six month periods ended April 30, 2002 and 2001, respectively, the Company recognized comprehensive income of $348,000 and a comprehensive loss of $69,000 for the six month periods ended April 30, 2002 and 2001, respectively. Further, after recognition of preferred stock dividend payments of $156,000 and $144,000 for the six month periods ended April 30, 2002 and 2001, respectively, the Company recognized net income applicable to common stockholders of $192,000 ($0.04 per common share) and a net loss applicable to common stockholders of $169,000 ($0.04 per common share) for the six month periods ended April 30, 2002 and 2001, respectively. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees. Included in the 2001 results is other income of approximately $143,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota which was subsequently fully reserved at year end due to the financial instability of the debtor.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues increased by $7,000 or 0.2% to $2,853,000 for the six month period ended April 30, 2002, as compared to revenues of $2,846,000 for the same period in fiscal 2001. The fiscal 2002 increase in revenues is due primarily to a $190,000 increase in sales of real estate which was offset to a certain extent by softer than anticipated revenue from the stockyard operations.

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

      On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. As of April 30, 2002, the balance due under these notes was $2,667,000, all of which is classified as long-term debt- related party.

      Cash and cash equivalents of $34,000 at April 30, 2002 increased $20,000 from $14,000 at October 31, 2001. Net cash used by operations in fiscal 2002 was $124,000. At April 30, 2002 and October 31, 2001, the Company's current liabilities exceeded current assets by $1.4 million and $1.9 million, respectively. Substantially all of the funds received by Canal from the sale of real estate and as demutualization compensation payments were used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2002 will be from the proceeds, if any, of the sale of certain assets.

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

2002 COMPARED TO 2001

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2002 of $2,142,000 accounted for 75.1% of the fiscal 2002 revenues as compared to stockyard revenues of $2,356,000 or 82.8% for the same period in fiscal 2001. Stockyard revenues are comprised of yard handling and auction (89.0% and 88.3%), feed and bedding income (5.7% and 6.5%), rental income (0.1% and 0.1%) and other income (5.2% and 5.1%) for the six month periods ended April 30, 2002 and 2001, respectively. There were not significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended April 30, 2002 of $957,000 accounted for 67.7% of the fiscal 2002 revenues as compared to stockyard revenues of $1,051,000 or 80.9% for the same period in fiscal 2001. Stockyard revenues are comprised of yard handling and auction (86.4% and 88.6%), feed and bedding income (5.5% and 6.7%), rental income (0.1% and 0.1%) and other income (8.0% and 4.6%) for the three month periods ended April 30, 2002 and 2001, respectively. There were not significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2002 of $1,765,000 decreased by $179,000 (9.2%) from stockyard expenses of $1,944,000 for the same period in fiscal 2001. Stockyard expenses are comprised of labor and related costs (45.3% and 45.2%), other operating and maintenance (27.7% and 26.4%), feed and bedding expense (5.5% and 6.1%), depreciation and amortization (0.5% and 0.4%), taxes other than income taxes (7.3% and 6.9%) and general and administrative expense (13.7% and 15.0%) for the six month periods ended April 30, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2002 of $842,000 decreased by $76,000 (8.3%) from stockyard expenses of $919,000 for the same period in fiscal 2001. Stockyard expenses are comprised of labor and related costs (46.4% and 45.3%), other operating and maintenance (27.7% and 26.3%), feed and bedding expense (4.9% and 6.0%), depreciation and amortization (0.6% and 0.4%), taxes other than income taxes (7.6% and 7.2%) and general and administrative expense (12.8% and 14.8%) for the three month periods ended April 30, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

      In fiscal 2001, Canal entered into an option agreement to sell the property on which the Sioux City Stockyards operates. The Company anticipates that the sale of this property will be completed in the third or fourth quarter of fiscal 2002. On March 31, 2002, all stockyard operations at the Sioux City yards ceased. Canal is currently engaged in salvage and demolition operations at this location in preparation for this sale.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2002 of $711,000 accounted for 24.9% of the fiscal 2002 revenues as compared to real estate revenues of $490,000 or 17.2% for the same period in fiscal 2001. Real estate revenues are comprised of sale of real estate (26.7% and 0.0%), rental income from commercial office space in its Exchange Buildings (35.2% and 44.2%), rentals and other lease income from the rental of vacant land and certain structures (38.1% and 55.6%) and other income (0.0% and 0.2%) for the six months ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2002.

      Real estate revenues for the three months ended April 30, 2002 of $457,000 accounted for 32.3% of the fiscal 2002 revenues as compared to real estate revenues of $248,000 or 19.1% for the same period in fiscal 2001. Real estate revenues are comprised of sale of real estate (41.5% and 0.0%), rental income from commercial office space in its Exchange Buildings (27.1% and 43.6%), rentals and other lease income from the rental of vacant land and certain structures (31.4% and 56.1%) and other income (0.0% and 0.3%) for the three months ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2002.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2002 of $480,000 increased by $86,000 (21.8%) from real estate expenses of $394,000 for the same period in fiscal 2001. Real estate expenses are comprised of the cost of real estate sold (20.4% and 0.0%), labor, operating and maintenance (48.3% and 59.1%), depreciation and amortization (13.9% and 14.6%), taxes other than income taxes (12.6% and 19.0%) and general and administrative and other expenses (4.8% and 7.3%) for the six months ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2002.

      Real estate expenses for the three months ended April 30, 2002 of $294,000 increased by $101,000 (52.0%) from real estate expenses of $193,000 for the same period in fiscal 2001. Real estate expenses are comprised of the cost of real estate sold (33.3% and 0.0%), labor, operating and maintenance (41.9% and 57.1%), depreciation and amortization (10.7% and 15.1%), taxes other than income taxes (10.3% and 19.8%) and general and administrative and other expenses (3.8% and 8.0%) for the three months ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2002.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2002 of $462,000 decreased by $73,000 (13.7%) from expenses of $535,000 for the same period in fiscal 2001. The major components of general and administrative expenses are officers salaries (49.6% and 42.8%), rent (9.8% and 8.5%), legal and professional fees (0.8% and 5.7%), insurance (14.7% and 10.1%) and office salaries (8.1% and 11.5%) for the six month periods ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in legal and professional fees for fiscal 2002.

      General and administrative expenses for the three months ended April 30, 2002 of $234,000 decreased by $36,000 (13.1%) from expenses of $270,000 for the same period in fiscal 2001. The major components of general and administrative expenses are officers salaries (48.9% and 42.5%), rent (9.8% and 8.6%), legal and professional fees (0.8% and 5.7%), insurance (14.5% and 10.0%) and office salaries (8.0% and 11.4%) for the three month periods ended April 30, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in legal and professional fees for fiscal 2002.

Interest Expense

      Interest expense for the six months ended April 30, 2002 of $133,000 increased by $7,000 (5.5%) from interest expense of $126,000 for the same period in fiscal 2001. The 2001 increase is due primarily to a modest increase in the outstanding debt. Interest rates on Canal's variable rate mortgage notes have remained unchanged for the past 12 months. At April 30, 2002 the outstanding balance of these notes was $2,667,000.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2002 of $323,000 increased $180,000 (125.7%) from interest and other income of $143,000 for the same period in fiscal 2001. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota which was subsequently fully reserved at year end due to the financial instability of the debtor.

Income (Loss) from Art Sales

      Income from art sales for the six months ended April 30, 2002 of $12,000 increased by $27,000 from a loss of $15,000 for the same period in fiscal 2001. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized revenues of $90,000 and $0 for the six month periods ended April 30, 2002 and 2001, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $67,000 (net of a valuation allowance of $108,000) and $0 as well as selling, general and administrative expenses of $12,000 and $15,000 for the six month periods ended April 30, 2002 and 2001, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Factors

      Some of the statements in this Form 10-Q, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

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

      None.

Item 5: Other Information:

      None.

Item 6: Exhibits and Reports on Form 8-K:

      (A)   Not applicable.

      (b) The Company filed a Form 8-K on April 26, 2002 in which the Company disclosed that it has signed a letter of intent with AEI Environmental Inc. to acquire certain business interests that are involved in the sale of livestock on the internet. The Company is still in the process of negotiations in this transaction.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Canal Capital Corporation
                                                      Registrant


                                                /s/ Reginald Schauder
                                                --------------------------------
                                                Reginald Schauder
                                                Vice President-Finance &
                                                Chief Financial Officer

Date: June 11, 2002