Form 10-Q
period 2002-07-31
CANAL CAPITAL CORP
filed 2002-09-13
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the quarterly period ended JULY 31, 2002

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from____to____

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

    Title of each class                   Shares outstanding at August 31, 2002
Common stock, $0.01 par value                          4,326,929


(This document contains 29 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2002

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - July 31, 2002
       and October 31, 2001 ...............................................    5

      Statements of Consolidated Operations and
       Comprehensive Income for the Nine and Three Month
       Periods ended July 31, 2002 and 2001 ...............................    7

      Statements of Consolidated Changes in
       Stockholders' Equity for the Nine Month and
       One Year Periods ended July 31, 2002 and
       October 31, 2001 ...................................................   11

      Statements of Consolidated Cash Flows for the
       Nine Month Periods ended July 31, 2002 and
       2001 ...............................................................   12

      Notes to Consolidated Financial Statements ..........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   20

      Capital Resources and Liquidity .....................................   21

      Other Factors .......................................................   26

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   26

Part II - Other Information ...............................................   27

      Items 1 through 6 ...................................................   28

      Signatures ..........................................................   29

                           ACCOUNTANTS' REVIEW REPORT


To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2002, the related consolidated statements of operations and comprehensive income for the nine and three month periods ended July 31, 2002 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2002. These consolidated financial statements are the responsibility of the company's management.

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


                                             /S/ Todman & Co., CPA's,P.C.
New York, N.Y.                               ----------------------------
September 12, 2002                           TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                          PART I

                                   FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2002 AND OCTOBER 31, 2001

                                                           JULY 31,  OCTOBER 31,
                                                            2002       2001
                                                         (UNAUDITED)  (AUDITED)
                                                         -----------  ---------
ASSETS:
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                         $   43,206   $   13,680
       NOTES AND ACCOUNTS RECEIVABLE, NET                   128,842      127,771
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $1,750,000 AND $1,750,000 AT JULY 31,
             2002 AND OCTOBER 31, 2001                      250,000      250,000
       STOCKYARDS INVENTORY                                  36,838       16,213
       INVESTMENTS                                           21,392       21,392
       PREPAID EXPENSES                                      47,458      172,625
                                                         ----------   ----------
            TOTAL CURRENT ASSETS                            527,736      601,681
                                                         ----------   ----------
NON-CURRENT ASSETS:
       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,258,646
             AND $1,300,727 AT JULY 31, 2002 AND
             OCTOBER 31, 2001, RESPECTIVELY               3,129,530    3,302,073
                                                         ----------   ----------
       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $42,904 AND
             $44,340 AT JULY 31, 2002 AND OCTOBER
             31, 2001, RESPECTIVELY                       1,244,461    1,281,476
                                                         ----------   ----------
       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $834,150
             AND $942,150 AT JULY 31, 2002
             AND OCTOBER 31, 2001, RESPECTIVELY             867,137      933,739
                                                         ----------   ----------
OTHER ASSETS:
       PROPERTY HELD FOR DEVELOPMENT OR RESALE              568,516      620,416
       DEFERRED LEASING AND FINANCING COSTS                  15,441       28,118
       DEPOSITS AND OTHER                                   210,902      210,902
                                                         ----------   ----------
                                                            794,859      859,436
                                                         ----------   ----------
                                                         $6,563,723   $6,978,405
                                                         ==========   ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2002 AND OCTOBER 31, 2001

                                                           JULY 31,      OCTOBER 31,
                                                            2002            2001
                                                         (UNAUDITED)      (AUDITED)
                                                         -----------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $  1,702,332    $  2,538,229
       INCOME TAXES PAYABLE                                      497           9,857
                                                        ------------    ------------
         TOTAL CURRENT LIABILITIES                         1,702,829       2,548,086
                                                        ------------    ------------
LONG-TERM DEBT, RELATED PARTY                              2,667,000       2,667,000
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.01 PAR VALUE:
        5,000,000 SHARES AUTHORIZED; 5,647,993 AND
        4,998,446 SHARES ISSUED AND OUTSTANDING
        AT JULY 31, 2002 AND OCTOBER 31, 2001,
        RESPECTIVELY AND AGGREGATE LIQUIDATION
        PREFERENCE OF $10 PER SHARE FOR $ 56,479,930
        AND $49,984,460 AT JULY 31, 2002 AND
        OCTOBER 31, 2001, RESPECTIVELY                        56,480          49,984
  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JULY 31, 2002 AND OCTOBER 31, 2001,
       RESPECTIVELY                                           53,138          53,138
  ADDITIONAL PAID-IN CAPITAL                              27,916,498      27,848,561
  ACCUMULATED DEFICIT                                    (12,663,232)    (13,019,374)
  986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                          (11,003,545)    (11,003,545)
  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                             (2,165,445)     (2,165,445)
    UNREALIZED LOSS ON INVESTMENTS AVAILABLE
     FOR SALE                                                      0               0
                                                        ------------    ------------
                                                           2,193,894       1,763,319
                                                        ------------    ------------
                                                        $  6,563,723    $  6,978,405
                                                        ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001

                                                        2002           2001
                                                    (UNAUDITED)      (UNAUDITED)
                                                     ----------      ----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         2,480,161       2,656,555
    FEED AND BEDDING INCOME                             155,878         198,402
    RENTAL INCOME                                         4,571           3,787
    OTHER INCOME                                        141,282         152,395
                                                     ----------      ----------
                                                      2,781,892       3,011,139
                                                     ----------      ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                           1,093,552       1,212,767
    OTHER OPERATING AND MAINTENANCE                     650,007         694,223
    FEED AND BEDDING EXPENSE                            126,276         153,765
    DEPRECIATION AND AMORTIZATION                        16,066          14,498
    TAXES OTHER THAN INCOME TAXES                       171,143         190,332
    GENERAL AND ADMINISTRATIVE                          291,972         365,431
                                                     ----------      ----------
                                                      2,349,016       2,631,016
                                                     ----------      ----------
INCOME FROM STOCKYARD OPERATIONS                        432,876         380,123
                                                     ----------      ----------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              $  576,503      $   72,500
    EXCHANGE BUILDING RENTAL INCOME                     367,876         317,768
    OUTSIDE REAL ESTATE RENT                            408,946         438,180
    OTHER INCOME                                              0           1,000
                                                     ----------      ----------
                                                      1,353,325         829,448
                                                     ----------      ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            250,452          37,955
    LABOR, OPERATING AND MAINTENANCE                    348,201         335,897
    DEPRECIATION AND AMORTIZATION                        98,200          87,032
    TAXES OTHER THAN INCOME TAXES                        90,900         113,300
    GENERAL AND ADMINISTRATIVE                           33,633          44,761
                                                     ----------      ----------
                                                        821,386         618,945
                                                     ----------      ----------
INCOME FROM REAL ESTATE OPERATIONS                      531,939         210,503
                                                     ----------      ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                  Continued ...

                                                       2002            2001
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------
GENERAL AND ADMINISTRATIVE EXPENSE                    (694,744)        (792,180)
                                                   -----------      -----------
INCOME (LOSS) FROM OPERATIONS                          270,071         (201,554)
                                                   -----------      -----------
OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                              354,057          143,398
  INTEREST EXPENSE                                    (200,025)        (190,347)
  INCOME (LOSS)FROM ART SALES                            6,518          (12,890)
  REALIZED GAIN (LOSS) ON INVESTMENTS                        0                0
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------
                                                       160,550          (59,839)
                                                   -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                         430,621         (261,393)
PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------
NET INCOME (LOSS)                                      430,621         (261,393)
OTHER COMPREHENSIVE (LOSS) INCOME:
  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                         0          (44,308)
                                                   -----------      -----------
COMPREHENSIVE INCOME (LOSS)                        $   430,621      $  (305,701)
                                                   ===========      ===========
INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                      $      0.08      $     (0.11)
                                                   ===========      ===========
AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

                                                         2002          2001
                                                      (UNAUDITED)   (UNAUDITED)
                                                       ---------     ---------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                           574,007        576,674
    FEED AND BEDDING INCOME                              34,429         46,410
    RENTAL INCOME                                           947          1,157
    OTHER INCOME                                         30,396         31,232
                                                       --------      ---------
                                                        639,779        655,473
                                                       --------      ---------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             294,932        333,755
    OTHER OPERATING AND MAINTENANCE                     161,443        181,090
    FEED AND BEDDING EXPENSE                             29,514         36,261
    DEPRECIATION AND AMORTIZATION                         4,259          5,116
    TAXES OTHER THAN INCOME TAXES                        43,194         57,068
    GENERAL AND ADMINISTRATIVE                           50,979         73,976
                                                       --------      ---------
                                                        584,321        687,266
                                                       --------      ---------
INCOME FROM STOCKYARD OPERATIONS                         55,458        (31,793)
                                                       --------      ---------
REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                $387,000      $  72,500
    EXCHANGE BUILDING RENTAL INCOME                     118,105        115,847
    OUTSIDE REAL ESTATE RENT                            137,650        150,747
    OTHER INCOME                                              0              0
                                                       --------      ---------
                                                        642,755        339,094
                                                       --------      ---------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            152,616         37,955
    LABOR, OPERATING AND MAINTENANCE                    116,610        102,893
    DEPRECIATION AND AMORTIZATION                        31,457         29,563
    TAXES OTHER THAN INCOME TAXES                        30,300         38,400
    GENERAL AND ADMINISTRATIVE                           10,648         16,107
                                                       --------      ---------
                                                        341,631        224,918
                                                       --------      ---------
INCOME FROM REAL ESTATE OPERATIONS                      301,124        114,176
                                                       --------      ---------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                  Continued ...

                                                       2002           2001
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------
GENERAL AND ADMINISTRATIVE EXPENSE                    (232,746)        (256,800)
                                                   -----------      -----------
INCOME (LOSS) FROM OPERATIONS                          123,836         (174,417)
                                                   -----------      -----------
OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                               30,658               83
  INTEREST EXPENSE                                     (66,675)         (63,900)
  (LOSS)FROM ART SALES                                  (5,187)           1,719
  REALIZED GAIN (LOSS) ON INVESTMENTS                        0                0
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------
                                                       (41,204)         (62,098)
                                                   -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          82,632         (236,515)
PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------
NET INCOME (LOSS)                                       82,632         (236,515)
OTHER COMPREHENSIVE INCOME (LOSS):
  UNREALIZED (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                         0                0
                                                   -----------      -----------
COMPREHENSIVE INCOME (LOSS)                        $    82,632      $  (236,515)
                                                   ===========      ===========
INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                      $      0.01      $     (0.07)
                                                   ===========      ===========
AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED JULY 31, 2002 (UNAUDITED)

                                      COMMON STOCK         PREFERRED STOCK
                                   NUMBER                NUMBER
                                     OF                   OF
                                   SHARES     AMOUNT     SHARES       AMOUNT
                                --------------------   ---------------------
BALANCE, OCTOBER 31, 2000        5,313,794   $53,138    4,407,614    $44,076
 NET (LOSS)                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      590,832      5,908
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------
BALANCE, OCTOBER 31, 2001        5,313,794   $53,138    4,998,446    $49,984
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      649,547      6,496
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------
BALANCE, JULY 31, 2002           5,313,794   $53,138    5,647,993    $56,480
                                ====================   =====================

                             ADDITIONAL                                        TREASURY
                              PAID-IN      ACCUMULATED      COMPREHENSIVE       STOCK,
                              CAPITAL        DEFICIT        (LOSS)INCOME        AT COST
                            -----------    -----------      ------------     ------------
BALANCE, OCTOBER 31, 2000   $27,545,053   ($11,945,307)     ($1,969,621)     ($11,003,545)
 NET (LOSS)                           0       (772,547)               0                 0
 PREFERRED STOCK DIVIDEND       303,508       (301,520)               0                 0
 MINIMUM PEN. LIAB. ADJ.              0              0         (195,824)                0
                            -----------   ------------      -----------      ------------
BALANCE, OCTOBER 31, 2001   $27,848,561   ($13,019,374)     ($2,165,445)     ($11,003,545)
 NET INCOME                           0        430,621                0                 0
 PREFERRED STOCK DIVIDEND        67,937        (74,479)               0                 0
 MINIMUM PEN. LIAB. ADJ.              0              0                0                 0
                            -----------   ------------      -----------      ------------
BALANCE, JULY 31, 2002      $27,916,498   ($12,663,232)     ($2,165,445)     ($11,003,545)
                            ===========   ============      ===========      ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001 (UNAUDITED)

                                                          2002           2001
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                    $ 430,621      $(261,393)
  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) PROVIDED BY
   OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                         121,696        112,105
   GAIN  ON SALES OF REAL ESTATE                        (326,051)       (34,545)
CHANGES IN ASSETS AND LIABILITIES:
   NOTES AND ACCOUNTS RECEIVABLES, NET                    (1,071)       467,885
   ART INVENTORY, NET                                     66,602              0
   PREPAID EXPENSES AND OTHER, NET                        73,124        (61,023)
   PAYABLES AND ACCRUED EXPENSES, NET                   (845,257)      (132,435)
                                                       ---------      ---------
NET CASH (USED) PROVIDED BY OPERATING
   ACTIVITIES                                           (480,336)        90,594
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALES OF REAL ESTATE                     576,503         72,500
  CAPITAL EXPENDITURES                                   (66,641)      (355,545)
                                                       ---------      ---------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                             509,862       (283,045)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                    0        145,000
  REPAYMENT OF SHORT-TERM BORROWINGS                           0              0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                      0              0
                                                       ---------      ---------
NET CASH (PROVIDED)BY FINANCING ACTIVITIES                     0        145,000
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             29,526        (47,451)
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                 13,680         87,269
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  43,206      $  39,818
                                                       =========      =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $9,000 AND $10,000 AND INTEREST PAYMENTS OF $200,000 AND $190,000 IN THE NINE MONTH PERIODS ENDED JULY 31, 2002 AND 2001, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)

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

     Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both July 31, 2002 and October 31, 2001, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

3. INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2002 and the results of its operations and its cash flows for the nine month period ended July 31, 2002. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2001 and the notes thereto which are contained in Canal's 2001 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2002.

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

     Real estate operations resulted in operating income of $532,000 and $211,000 for the nine month periods ended July 31, 2002 and 2001, respectively. Additionally, real estate operations contributed $1,353,000 and $829,000 to Canal's revenues for the nine month periods ended July 31, 2002 and 2001, respectively.

     As of July 31, 2002, there are approximately 129 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

5. STOCKYARD OPERATIONS SALE AND SUBSEQUENT REPURCHASE

     Canal currently operates two public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in St. Joseph, Missouri, and Sioux Falls, South Dakota.

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

     In fiscal 2001 Canal entered into an option agreement to sell the property on which the Sioux City Stockyards operates. On March 31, 2002, all stockyard operations at the Sioux City yards ceased. Subsequently Canal engaged in certain salvage and demolition operations at this location in preparation for this sale. The timing of this sale has been significantly delayed due to a reluctance on the part of the intended primary retailer to be the sole anchor of the development. The developer holding the option is currently looking for an acceptable co-anchor for this site. Under the circumstances, it is unlikely that the sale of this property will be completed in fiscal 2002.

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

     Antiquities and contemporary art represented 43% ($475,388) and 57% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at July
31, 2002 and 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

     The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2002 Canal applied against sales $108,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,584,150 as of July 31, 2002 as compared to $2,692,150 at October 31, 2001.

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

     Canal's art sales generated income of $7,000 (net of a decrease in the valuation allowance of $108,000) as compared to a loss of $13,000 for the nine month periods ended July 31, 2002 and 2001, respectively.

     The Company had approximately $857,000 and $1,012,000 of art inventory (at original cost) on consignment with third party dealers at July 31, 2002 and October 31, 2001, respectively.

7. PROPERTY AND EQUIPMENT

     Included in property and equipment were the cost of buildings of approximately $2.5 million at July 31, 2002 and October 31, 2001.

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

9. INVESTMENTS AVAILABLE FOR SALE

     At July 31, the investments available for sale consisted of the following:
($ 000's Omitted)

                                                 July 31,    October 31,
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

6. BORROWINGS

     At July 31, 2002, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   July 31,    October 31,
($ 000's Omitted)                                    2002         2001
                                                     ----         ----
Variable rate mortgage notes due
  May 15, 2003 - related party ..................   $ 2,667     $  2,667
                                                    -------     --------

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

     The Company has negotiated an additional three year extension to May 31, 2006 of the Notes with the holders on essentially the same terms and conditions outlined above. This extension will be finalized by year end and accordingly, the balance due as of July 31, 2002 under these Notes of $2,667,000 is classified as long-term debt related party.

     The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2003.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2002

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

     Canal recognized net income of $431,000 for the nine month period ended July 31, 2002 as compared to a net loss of $261,000 for the same period in fiscal 2001. After recognition of an unrealized loss on investments held for sale of $0 and $44,000 for the nine month periods ended July 31, 2002 and 2001, respectively, the Company recognized comprehensive income of $431,000 and a comprehensive loss of $306,000 for the nine month periods ended July 31, 2002 and 2001, respectively. Further, after recognition of preferred stock dividend payments of $74,000 and $226,000 for the nine month periods ended July 31, 2002 and 2001, respectively, the Company recognized net income applicable to common stockholders of $357,000 ($0.08 per common share) and a net loss applicable to common stockholders of $487,000 ($0.11 per common share) for the nine month periods ended July 31, 2002 and 2001, respectively. Included in the 2002 results is other income of approximately $350,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees. Included in the 2001 results is other income of approximately $143,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota which was subsequently fully reserved at year end due to the financial instability of the debtor.

     Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues increased by $295,000 or 7.7% to $4,135,000 for the nine month period ended July 31, 2002, as compared to revenues of $3,841,000 for the same period in fiscal 2001. The fiscal 2002 increase in revenues is due primarily to a $504,000 increase in revenue from the sales of real estate which was offset to a certain extent by softer than anticipated stockyard revenues.

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

     The Company has negotiated an additional three year extension to May 31, 2006 of the Notes with the holders on essentially the same terms and conditions outlined above. This extension will be finalized by year end and accordingly, the balance due as of July 31, 2002 under these Notes of $2,667,000 is classified as long-term debt related party.

     Cash and cash equivalents of $43,000 at July 31, 2002 increased $29,000 from $14,000 at October 31, 2001. Net cash used by operations in fiscal 2002 was $480,000. At July 31, 2002 and October 31, 2001, the Company's current liabilities exceeded current assets by $1.2 million and $1.9 million, respectively. Substantially all of the funds received by Canal from the sale of real estate and as demutualization compensation payments were used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2002 will be from the proceeds, if any, of the sale of certain assets.

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

2002 COMPARED TO 2001

Stockyard Revenues

     Stockyard revenues for the nine months ended July 31, 2002 of $2,782,000 accounted for 67.3% of the fiscal 2002 revenues as compared to stockyard revenues of $3,011,000 or 78.4% for the same period in fiscal 2001. Stockyard revenues are comprised of yard handling and auction (89.2% and 88.2%), feed and bedding income (5.6% and 6.6%), rental income (0.1% and 0.1%) and other income (5.1% and 5.1%) for the nine month periods ended July 31, 2002 and 2001, respectively. There were not significant percentage variations in the year to year comparisons.

     Stockyard revenues for the three months ended July 31, 2002 of $640,000 accounted for 49.9% of the fiscal 2002 revenues as compared to stockyard revenues of $655,000 or 65.9% for the same period in fiscal 2001. Stockyard revenues are comprised of yard handling and auction (89.7% and 88.0%), feed and bedding income (5.4% and 7.1%), rental income (0.1% and 0.1%) and other income (4.8% and 4.8%) for the three month periods ended July 31, 2002 and 2001, respectively. There were not significant percentage variations in the year to year comparisons.

Stockyard Expenses

     Stockyard expenses for the nine months ended July 31, 2002 of $2,349,000 decreased by $282,000 (10.1%) from stockyard expenses of $2,631,000 for the same period in fiscal 2001. Stockyard expenses are comprised of labor and related costs (46.6% and 46.1%), other operating and maintenance (27.6% and 26.4%), feed and bedding expense (5.4% and 5.8%), depreciation and amortization (0.6% and 0.6%), taxes other than income taxes (7.3% and 7.2%) and general and administrative expense (12.4% and 13.9%) for the nine month periods ended July 31, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard expenses for the three months ended July 31, 2002 of $584,000 decreased by $103,000 (15.0%) from stockyard expenses of $687,000 for the same period in fiscal 2001. Stockyard expenses are comprised of labor and related costs (50.5% and 48.6%), other operating and maintenance (27.6% and 26.4%), feed and bedding expense (5.1% and 5.3%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (7.4% and 8.3%) and general and administrative expense (8.7% and 10.7%) for the three month periods ended July 31, 2002 and 2001, respectively. There were no significant percentage variations in the year to year comparisons.

     In fiscal 2001, Canal entered into an option agreement to sell the property on which the Sioux City Stockyards operates. On March 31, 2002, all stockyard operations at the Sioux City yards ceased. Subsequently Canal engaged in certain salvage and demolition operations at this location in preparation for this sale. The timing of this sale has been significantly delayed due to a reluctance on the part of the intended primary retailer to be the sole anchor of the development. The developer holding the option is currently looking for an acceptable co-anchor for this site. Under the circumstances, it is unlikely that the sale of this property will be completed in fiscal 2002. The Company anticipates that the sale of this property could still be completed in the fourth quarter of fiscal 2002.

Real Estate Revenues

     Real estate revenues for the nine months ended July 31, 2002 of $1,353,000 accounted for 32.7% of the fiscal 2002 revenues as compared to real estate revenues of $829,000 or 21.5% for the same period in fiscal 2001. Real estate revenues are comprised of sale of real estate (42.6% and 8.7%), rental income from commercial office space in its Exchange Buildings (27.2% and 38.3%), rentals and other lease income from the rental of vacant land and certain structures (30.2% and 52.8%) and other income (0.0% and 0.2%) for the nine months ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2002.

     Real estate revenues for the three months ended July 31, 2002 of $643,000 accounted for 50.1% of the fiscal 2002 revenues as compared to real estate revenues of $339,000 or 33.3% for the same period in fiscal 2001.

Real estate revenues are comprised of sale of real estate (60.2% and 21.4%), rental income from commercial office space in its Exchange Buildings (18.4% and 34.2%), rentals and other lease income from the rental of vacant land and certain structures (21.4% and 44.4%) and other income (0.0% and 0.0%) for the three months ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2002.

Real Estate Expenses

     Real estate expenses for the nine months ended July 31, 2002 of $821,000 increased by $202,000 (32.7%) from real estate expenses of $619,000 for the same period in fiscal 2001. Real estate expenses are comprised of the cost of real estate sold (30.5% and 6.1%), labor, operating and maintenance (42.4% and 54.3%), depreciation and amortization (11.9% and 14.1%), taxes other than income taxes (11.1% and 18.3%) and general and administrative and other expenses (4.1% and 7.2%) for the nine months ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2002.

     Real estate expenses for the three months ended July 31, 2002 of $342,000 increased by $117,000 (51.2%) from real estate expenses of $225,000 for the same period in fiscal 2001. Real estate expenses are comprised of the cost of real estate sold (44.7% and 16.8%), labor, operating and maintenance (34.1% and 45.8%), depreciation and amortization (9.2% and 13.1%), taxes other than income taxes (8.9% and 17.1%) and general and administrative and other expenses (3.1% and 7.2%) for the three months ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2002.

General and Administrative

     General and administrative expenses for the nine months ended July 31, 2002 of $695,000 decreased by $97,000 (12.3%) from expenses of $792,000 for the same period in fiscal 2001. The major components of general and administrative expenses are officers salaries (49.5% and 43.4%), rent (7.8% and 8.6%), legal and professional fees (0.8% and 5.8%), insurance (14.7% and 10.2%) and office salaries (8.1% and 11.2%) for the nine month periods ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in legal and professional fees for fiscal 2002.

     General and administrative expenses for the three months ended July 31, 2002 of $233,000 decreased by $24,000 (9.3%) from expenses of $257,000 for the same period in fiscal 2001. The major components of general and administrative expenses are officers salaries (49.3% and 44.7%), rent (3.7% and 8.7%), legal and professional fees (0.8% and 6.0%), insurance (14.6% and 10.5%) and office salaries (8.1% and 10.6%) for the three month periods ended July 31, 2002 and 2001, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in legal and professional fees for fiscal 2002.

Interest Expense

     Interest expense for the nine months ended July 31, 2002 of $200,000 increased by $10,000 (5.1%) from interest expense of $190,000 for the same period in fiscal 2001. The 2001 increase is due primarily to a modest increase in the outstanding debt. Interest rates on Canal's variable rate mortgage notes have remained unchanged for the past 12 months. At July 31, 2002 the outstanding balance of these notes was $2,667,000.

Interest and Other Income

     Interest and other income for the nine months ended July 31, 2002 of $354,000 increased $211,000 (146.9%) from interest and other income of $143,000 for the same period in fiscal 2001. Included in the 2002 results is other income of approximately $350,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees. Included in the 2001 results is other income of approximately $130,000 comprised primarily of a damage award Canal received in connection with its lawsuit against a meat packing company in South St. Paul, Minnesota which was subsequently fully reserved at year end due to the financial instability of the debtor.

Income (Loss) from Art Sales

     Income from art sales for the nine months ended July 31, 2002 of $6,000 increased by $19,000 from a loss of $13,000 for the same period in fiscal 2001. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized revenues of $90,000 and $24,000 for the nine month periods ended July 31, 2002 and 2001, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $67,000 and $13,000 (net of a valuation allowance of $108,000 and $36,000) as well as selling, general and administrative expenses of $18,000 and $24,000 for the nine month periods ended July 31, 2002 and 2001, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2001, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

        See Item 3 of Canal's October 31, 2001 Form 10-K.

Item 2 and 3:

        Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

        None.

Item 5: Other Information:

        None.

Item 6: Exhibits and Reports on Form 8-K:

        (A) Not applicable.

        (B) The Company filed a Form 8-K on August 5, 2002 in which the Company entered into an amended letter of intent with AEI Environmental Inc. on July 22, 2002 to extend the time frame for negotiating the purchase of certain business interests owned by AEI that are involved in the sale of livestock on the internet.

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


                                        Canal Capital Corporation
                                        -------------------------
                                              Registrant


                                        /s/ Michael E. Schultz
                                        ----------------------
                                        Michael E. Schultz
                                        Chief Executive Officer &
                                        President



                                        /s/ Reginald Schauder
                                        ---------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer


Date: September 13, 2002

                                      CERTIFICATIONS

I, Michael E. Schultz, certify that:

     1) I reviewed this quarterly report on From 10-Q of Canal Capital Corporation ("Registrant");

     2) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


                                        /s/ Michael E. Schultz
                                        ----------------------
                                        Michael E. Schultz
                                        Chief Executive Officer &
                                        President


Date: September 13, 2002

                                 CERTIFICATIONS

I, Reginald Schauder, certify that:

     1) I reviewed this quarterly report on From 10-Q of Canal Capital Corporation ("Registrant");

     2) Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


                                        /s/ Reginald Schauder
                                        ---------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer


Date: September 13, 2002