Form 10-K
period 2002-10-31
CANAL CAPITAL CORP
filed 2003-01-29
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission File Number 2-9666

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

      Securities registered pursuant to Section 12(g) or the Act:
        Common Stock,$.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2003, was approximately $86,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2003 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  Business...........................................................  1

ITEM 2   Properties.........................................................  8

ITEM 3.  Legal Proceedings..................................................  9

ITEM 4.  Submission of Matters to a Vote of Stockholders....................  9

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters................................................ 10

ITEM 6.  Selected Financial Data............................................ 11

ITEM 7.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition...................... 13

ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk........................................................ 22

ITEM 8.  Financial Statements and Supplementary Data........................ 22

ITEM 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure................................ 22

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................. 23

ITEM 11. Executive Compensation............................................. 24

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management..................................................... 27

ITEM 13. Certain Relationships and Related Transactions..................... 29

ITEM 14. Controls and Procedures............................................ 29

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K................................................ 30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................. F-1

SIGNATURES................................................................. S-1

CERTIFICATIONS............................................................. S-2

                                     PART I

      This Form 10-K includes "forward-looking statements". The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Certain Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Item 1. Business

      General Description of Business

      The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

      Canal is engaged in two distinct businesses -- the management and further development of its agribusiness related real estate properties and stockyard operations.

      Real Estate Operations - Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (two of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. Canal has continued its program of development or sale of what was excess stockyard property. See "Real Estate Operations".

      Stockyard Operations - As a result of an August 1, 1999 asset purchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota (collectively the "Stockyards"). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company's principal stockyard revenues are derived from a per head charge ("yardage charge") imposed on all livestock and the sale of feed and bedding. See "Stockyard Operations".

      Our Business

      Real Estate Operations

      General

      Real estate operations, which relate primarily to Canal's current and former agribusiness operations, resulted in operating income of $0.7 million, while contributing $1.9 million to Canal's revenues for fiscal 2002. Canal is involved in the management, development or sale of its agribusiness related real estate properties at its current and former stockyard locations.

      During fiscal 2002, Canal sold approximately 94 acres of land located in five states (Iowa-1 acre, Minnesota-3 acres, Missouri-6 acres, South Dakota-2 acres and North Dakota-82 acres) for $0.8 million generating operating income of $0.5 million. The sale of 82 acres of land in North Dakota represented all of Canal's holdings in this state.

      During fiscal 2002, Canal experienced moderate success in increasing rental income from its real estate properties. Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2003.

      As of October 31, 2002, there are approximately 113 acres of undeveloped land owned by Canal adjacent to its current and former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000, and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2003.

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

      Virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually.

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2003. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.5 million while contributing approximately $3.6 million to Canal's revenues for fiscal 2002.

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

      Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $600,000 at October 31, 2002. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

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

      Antiquities and contemporary art represented 26% ($230,639) and 74% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at
October 31, 2002 and 2001, respectively.

      In fiscal 2002, Canal sold antiquities totaling $540,000 which sales generated a net gain of approximately $207,000.

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

      Investments Available for Sale

      Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officer and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value.

      On May 3, 2000 the company Canal has invested in filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December, 2000. This action, in combination with other factors, has resulted in Canal's determination that the steady decline in market value of its investment in this company is permanent, and accordingly, recognized realized losses on investments in marketable securities of $13,987, $47,249 and $466,917 in fiscal 2002, 2001 and 2000, respectively.

      Employees

      At December 31, 2002, Canal had approximately 75 employees.

      Risk Factors

      In addition to other information in this Form 10-K and any documents incorporated by reference to this Form 10-K, the following risk factors should be carefully considered when evaluating our Company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. The risk and uncertainties described below are not the only ones we face. Additionally, risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risk and uncertainties actually occur, our future operating results and financial condition could be harmed and the market price of our common stock could decline.

      The Company's risk and uncertainties related to our financial condition and our business include a variety of factors that are beyond our control. Such factors include, without limitation: overall economic conditions; competition for tenants in the agribusiness; the ability of the Company's tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company's art inventories; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company's indebtedness.

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation (two of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2002 include:

                                                             Leased    Held for
                    Year      Total   Exchange    Stkyds    to Third   Develop-
Location          Acquired   Site(2)   Bldgs.   Opertns(1)   Parties    ment(3)
--------          --------   -------  --------  ----------  --------   --------
St. Joseph, MO      1942       92        2         21           0         69
S. St. Paul, MN     1937       26        5          0          10         11
Sioux City, IA      1937       52        0          0          19         33
Omaha, NE           1976       11        0          0          11          0
Sioux Falls, SD     1937       31        1         30           0          0
                              ---       --        ---         ---        ---
    Total                     212        8         51          40        113
                              ---       --        ---         ---        ---


The following schedule shows the average occupancy rate and average rental rate at each of Canal's three Exchange Buildings:

                                2002                        2001
                       ----------------------     -----------------------
                       Occupancy   Average(4)     Occupancy    Average(4)
Location                 Rate     Rental Rate       Rate      Rental Rate
--------                 ----     -----------       ----      -----------

St. Joseph, MO            75%       $ 4.75           75%        $ 4.75

S. St. Paul, MN           74%       $12.00           60%        $12.00

Sioux Falls, SD           90%       $ 7.00           90%        $ 7.00


NOTES

(1) As a result of an August 1, 1999 asset purchase agreement, Canal now operates two central public stockyards.

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

      On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award uncertain. For financial statement purposes as of October 31, 2002, Canal has fully reserved the Pine Valley receivable.

ITEM 4. Submission of Matters to a Vote of Shareholders

      None.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stock Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2002 as reported on the "pink sheets" were:

                                 Fiscal 2002           Fiscal 2001
                               ----------------     ----------------
Quarter Ended                   High       Low       High       Low
-------------                   ----       ---       ----       ---

October 31 .................   $ 1/16 -- $ 1/20     $ 1/8  -- $ 1/16
July 31 ....................     1/10 --   1/16       1/16 --   1/16
April 30 ...................     1/10 --   1/16       1/16 --   1/16
January 31 .................     1/9  --   1/16       1/8  --   1/16


Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2002 or 2001. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2003, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      THE FOLLOWING SELECTED FINANCIAL DATA HAVE BEEN DERIVED FROM OUR CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE BEEN AUDITED BY TODMAN & CO., CPAs, P.C., INDEPENDENT AUDITORS. THE INFORMATION SET FORTH BELOW IS NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE OPERATIONS AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" INCLUDED IN ITEM 7 OF OUR ANNUAL REPORT ON FORM 10-K.

                     (000'S OMITTED, EXCEPT PER SHARE DATA)

    YEARS ENDED OCTOBER 31,               2002       2001        2000        1999        1998
                                        --------------------------------------------------------

OPERATING DATA:
REVENUES FROM CONTINUING OPERATIONS     $5,413(1)  $5,262(2)   $5,768(3)   $7.584(4)   $4.457(5)

NET INCOME (LOSS)                         $426      ($773)      ($922)     $1,285     ($1,413)

INCOME (LOSS) PER SHARE:

BASIC                                    $0.07     ($0.25)     ($0.27)      $0.24      ($0.37)

DILUTED                                  $0.07     ($0.25)     ($0.27)      $0.24      ($0.37)

   CASH DIVIDENDS PAID                   $0.00      $0.00       $0.00       $0.00       $0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                4,327      4,327       4,327       4,327       4,327

  - DILUTED                              4,327      4,327       4,327       4,327       4,327


      AT OCTOBER 31,                      2002     2001     2000     1999     1998
                                        ------------------------------------------

BALANCE SHEET DATA:

  CURRENT ASSETS                        $  636   $  602   $1,569   $1,661   $1,197
  PROPERTY ON OPERATING LEASES, NET      3,337    3,302    3,098    3,088    5,861
  PROPERTY USED AS STOCKYARDS            1,176    1,281    1,237    1,248        0
  ART INVENTORY NON-CURRENT                622      934      697      735      949
  OTHER ASSETS                             742      859      860    1,202    1,500
                                        ------------------------------------------

TOTAL ASSETS                            $6,513   $6,978   $7,461   $7,934   $9,507
                                        ------------------------------------------

  CURRENT LIABILITIES                   $1,867   $2,548   $2,215   $1,965   $2,186
  LONG-TERM DEBT                         2,667    2,667    2,522    2,612    5,167
  STOCKHOLDERS' EQUITY                   1,979    1,763    2,724    3,357    2,154
                                        ------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)   $6,513   $6,978   $7,461   $7,934   $9,507
                                        ------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END    4,327    4,327    4,327    4,327    4,327

ITEM 6. Selected Financial Data (continued..)

NOTES:

(1) The revenue increase was due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

(2) The revenue decrease was due primarily to a $0.3 million decrease in sales of real estate.

(3) The revenue decrease was due primarily to a $4.1 million decrease in sales of real estate coupled with the elimination of $0.6 million ground lease income, which decreases were offset to a certain extent by a $3.1 million increase in revenues from stockyard operations (represents a full year operation in fiscal 2000 as compared to three months in fiscal 1999).

(4) The revenue increase was due primarily to a $3.4 million increase in sales of real estate coupled with the $1 million of revenue from the new stockyard operations.

(5) The revenue decrease was due primarily to a $1.1 million decrease in sales of real estate.

(6) For discussion of material uncertainties and commitments, see Notes 12 and 17 to the Consolidated Financial Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      We may from time to time make written or oral forward-looking statements, including those contained in the following section. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this section that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may effect our results include, but are not limited to, our ability to expand our customer base, our ability to develop additional and leverage our existing distribution channels for our products and solutions, dependance on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the market place, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth, and obtain additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward- looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Results of Operations - General

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Canal recognized net income of $0.4 million for 2002 as compared to the 2001 net loss of $0.8 million and the 2000 net loss of $0.9 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2002, 2001 and 2000) of $116,000 in 2002, $302,000 in 2001 and $266,000 in 2000, the results attributable to common stockholders were net income of $0.3 million in 2002, a net loss of $1.1 million in 2001 and a net loss of $1.3 million in 2000. Canal's 2002 net income of $0.4 million is due primarily to a $0.2 million increase in gains on sales of real estate coupled with a $0.3 million increase in other income (included in Canal's 2002 other income is approximately $350,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyard employees). Canal's 2001 net loss of $0.8 million is due primarily to softer than anticipated results from both the real estate and stockyard operations. This was the result in part to the severity of the weather in the Midwest this past winter. The severe winter weather increased operating costs in the real estate operations (i.e. utility costs, snow removal, etc.) and significantly restricted the ability of producers to move livestock to our markets.

      Canal's revenues from continuing operations consist of revenues from its real estate operations, stockyard operations. Revenues in 2002 increased by $0.2 million to $5.4 million as compared with 2001 revenues which had decreased by $0.5 million to $5.2 million from 2000 revenues of $5.7 million. The fiscal 2002 increase in revenues is due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues. The fiscal 2001 decrease in revenues is due primarily to a $0.3 million decrease in sales of real estate coupled with a $0.3 million decrease in stockyard operating revenues primarily caused by the severity of the weather conditions experienced throughout the Midwest this past winter.

Liquidity and Capital Resources

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of October 31, 2002, the balance due under these notes was $2,667,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $139,000 at October 31, 2002 increased $125,000 or 893.0% from $14,000 at October 31, 2001. Net cash used by operations in fiscal 2002 was $0.4 million. Substantially all of the 2002 net proceeds from the sale of real estate of $0.8 million was used to reduce outstanding accounts payable and accrued expenses.

      During fiscal 2002 Canal decreased the balance of its current liabilities by a total of $0.7 million.

      At October 31, 2002 the Company's current liabilities exceed current assets by $1.2 million (which was a decrease of $0.7 million) as compared to October 31, 2001 when the Company's current liabilities exceeded current assets by $1.9 million, which represented an increase of $1.3 million from 2000. The fiscal 2002 change in the Company's liquidity is due primarily to the decreases in outstanding accounts payable and accrued expenses which were paid down by Canal with the proceeds of sales of real estate. The only required principal repayments under Canal's debt agreements for fiscal 2003 will be from the proceeds (if any) of the sale of certain assets.

      As discussed above, Canal's cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2002 COMPARED TO 2001

Stockyard Revenues

      Stockyard revenues for 2002 of $3.6 million accounted for 65.8% of the 2002 revenues as compared to revenues of $3.8 million or 72.4% for 2001. Stockyard revenues are comprised of yard handling and auction (89.4% and 88.5%), feed and bedding income (5.6% and 6.6%), rental income (0.1% and 0.1%) and other income (4.9% and 4.8%) for 2002 and 2001, respectively. The 2002 decrease is due primarily to the closing of the Sioux City Stockyards in March 2002. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2002 of $3.0 million decreased by $0.4 million (11.6%) from $3.4 million in 2001. Stockyard expenses are comprised of labor and related costs (47.6% and 45.1%), operating and maintenance (27.5% and 26.0%), feed and bedding expense (5.3% and 5.6%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (7.2% and 7.2%) and general and administrative expenses (11.6% and 15.3%) for 2002 and 2001, respectively. As discussed above, the 2002 decrease is due primarily to the closing of the Sioux City Stockyards in March 2002. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for 2002 of $1.9 million accounted for 34.2% of the 2002 revenues as compared to revenues of $1.4 million or 27.6% for 2001. Real estate revenues are comprised of sale of real estate (44.2% and 29.5%), rental income from commercial office space in its Exchange Buildings (26.3% and 29.8%), rentals and other lease income from the rental of vacant land and certain structures (29.5% and 40.6%) and other income (0.0% and 0.1%) for 2002 and 2001, respectively. The 2002 increase is due primarily to the $0.4 million increase in sales of real estate. The percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 2002.

Real Estate Expenses

      Real estate expenses for 2002 of $1.1 million increased by $0.1 million (10.0%) from $1.0 million in 2001. Real estate expenses are comprised of labor, operating and maintenance (40.4% and 42.8%), depreciation and amortization (12.0% and 12.8%), taxes other than income taxes (10.7% and 15.2%), cost of real estate sold (32.8% and 16.6%),and general and administrative and other expenses (4.1% and 12.6%) for 2002 and 2001, respectively. The 2002 increase in real estate expenses is due primarily to the $0.2 million increase in cost of real estate sold in fiscal 2002. The percentage variations in year to year comparisons is also due primarily to the increase in the cost of real estate sold in fiscal 2002.

General and Administrative

      General and administrative expenses for 2002 of $1.1 million decreased $0.2 million (10.9%) from $1.3 million in 2001. The major components of general and administrative expenses are officers salaries (40.4% and 36.0%), rent (4.9% and 7.1%), legal and professional fees (2.8% and 15.0%), insurance (14.1% and 8.6%) and office salaries (6.6% and 8.4%) for 2002 and 2001, respectively. The percentage decrease in rent reflects Canal's subletting a significant portion of its New York office space commencing in the fourth quarter of fiscal 2002. The percentage decrease in legal and professional fees is due to a sharp decrease in legal fees which were associated with the fiscal 2001 Pine Valley lawsuit. The percentage increase in insurance reflects an increase in the cost of worker's compensation coverage for the stockyard employees. The percentage decrease in office salaries reflects staff reductions in the third quarter of fiscal 2001.

Interest and Other Income

      Interest and other income of $467,000 for 2002 increased $336,000 from $131,000 in fiscal 2001. The 2002 interest and other income includes approximately $350,000 received by Canal as a demutalization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyard employees. The balance of interest and other income is comprised of dividend and interest income.

Interest Expense

      Interest expense for 2002 of $0.3 million increased slightly (3.8%) from $0.3 million in 2001. The 2002 increase is due primarily to a modest increase in the outstanding debt incurred in the final quarter of fiscal 2001. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2002 and 2001. At October 31, 2002 the outstanding balance of these notes was $2,667,000.

Income (Loss) from Art Sales

      In fiscal 2002, Canal recognized a net gain from art sales of $207,000 as compared to a net loss of $19,000 for fiscal 2001. The 2002 increase reflects the overall increase in sales of art during 2002 as compared to 2001. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2002, Canal sold two pieces of antiquity art generating gross proceeds of $540,000 as compared to fiscal 2001 sales of one piece of contemporary art generating gross proceeds of $24,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2002, Canal incurred cost of inventory sold of $311,000 (net of a valuation allowance of $509,000) as well as selling, general and administrative expenses of $22,000 as compared to fiscal 2001 cost of inventory sold of $13,000 (net of a valuation allowance of $36,000) and selling, general and administrative expenses of $30,000. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Realized Loss on Investments

      At October 31, 2002, Canal determined that the decline in the market value of its investments available for sale was permanent, and accordingly, recognized a realized loss of approximately $14,000 in fiscal 2002. Further, Canal had recognized a realized loss of approximately $47,000 on this investment in fiscal 2001.

Other Expense

      Other expense of $113,000 for 2002 decreased $10,000 (8.1%)from $123,000 in fiscal 2001.

2001 COMPARED TO 2000

Stockyard Revenues

      Stockyard revenues for 2001 of $3.8 million accounted for 72.4% of the 2001 revenues as compared to revenues of $4.1 million or 71.0% for 2000. Stockyard revenues are comprised of yard handling and auction (88.5% and 88.4%), feed and bedding income (6.6% and 6.5%), rental income (0.1% and 0.1%) and other income (4.8% and 5.0%) for 2001 and 2000, respectively. The 2001 decrease is due primarily to the severity of the weather in the Midwest this past winter which significantly restricted the ability of producers to move livestock to our markets. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2001 of $3.4 million decreased by $0.1 million (2.7%) from $3.5 million in 2000. Stockyard expenses are comprised of labor and related costs (45.1% and 48.4%), operating and maintenance (26.0% and 23.6%), feed and bedding expense (5.6% and 5.7%), depreciation and amortization (0.8% and 0.5%), taxes other than income taxes (7.2% and 7.4%) and general and administrative expenses (15.3% and 14.4%) for 2001 and 2000, respectively. The 2001 decrease is due primarily to the decrease in the volume of livestock handled in 2001 due to the severity of the weather in the Midwest this past winter. There were no significant percentage variations in the year to year comparisons.

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

Income (Loss) from Art Sales

      In fiscal 2001, Canal recognized a net loss from art sales of $19,000 as compared to a net loss of $16,000 for fiscal 2000. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2001, Canal sold one piece of contemporary art generating gross proceeds of $24,000 as compared to fiscal 2000 sales of two pieces of contemporary art generating gross proceeds of $51,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2001, Canal incurred cost of inventory sold of $13,000 (net of a valuation allowance of $36,000) as well as selling, general and administrative expenses of $30,000 as compared to fiscal 2000 cost of inventory sold of $38,000 (net of a valuation allowance of $51,000) and selling, general and administrative expenses of $29,000.

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

Other Expense

      Other expense of $170,000 for 2001 decreased $9,000 (5.3%)from $179,000 in fiscal 2000.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

(000'S OMITTED, EXCEPT PER SHARE DATA)

                                             QUARTER ENDED
                              JAN. 31,    APRIL 30,   JULY 31,    OCT. 31,
                                2002        2002        2002        2002

REVENUES                       $1,439      $1,434      $1,283      $1,257
                              =======     =======     =======     =======
NET INCOME (LOSS)                $377        ($29)        $83         ($5)
                              =======     =======     =======     =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                       $0.07      ($0.02)      $0.04      ($0.01)
                              =======     =======     =======     =======
  - DILUTED                     $0.07      ($0.02)      $0.04      ($0.01)
                              =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                       4,327       4,327       4,327       4,327
                              =======     =======     =======     =======
  - DILUTED                     4,327       4,327       4,327       4,327
                              =======     =======     =======     =======


                                             QUARTER ENDED
                              JAN. 31,    APRIL 30,   JULY 31,    OCT. 31,
                                2001        2001        2001        2001

REVENUES                       $1,547      $1,300      $1,019      $1,387
                              =======     =======     =======     =======
NET INCOME (LOSS)                $115       ($140)      ($237)      ($511)
                              =======     =======     =======     =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                       $0.01      ($0.05)     ($0.07)     ($0.11)
                              =======     =======     =======     =======
  - DILUTED                     $0.01      ($0.05)     ($0.07)     ($0.11)
                              =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                       4,327       4,327       4,327       4,327
                              =======     =======     =======     =======
  - DILUTED                     4,327       4,327       4,327       4,327
                              =======     =======     =======     =======

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

ITEM 8. Financial Statements and Supplemental Data

      The financial statements filed as part of this annual report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto and are set forth on pages F-2 through F-31 included in Item 15(A) of the report.

ITEM 9. Disagreements on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 2002 the Board of Directors held one meeting, and the Executive Committee held four meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

      Asher B. Edelman, age 63, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Chairman of the Board, and Chairman of the Executive Committee of Dynacore Holdings Corporation, formerly known as Datapoint Corporation ("Dynacore") since March 1985 and has been Dynacore's Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984 and is a General Partner and Manager of various investment partnerships and funds.

      Michael E. Schultz, age 66, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Gerald N. Agranoff, age 56, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of Dynacore and has been a Director of Dynacore since 1991. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

      Reginald Schauder, age 53, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2002 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary
------------------                 ----                ---------

Michael E. Schultz                 2002                $ 175,000
President and Chief                2001                $ 175,000
  Executive Officer                2000                $ 175,000

Asher B. Edelman                   2002                $ 175,000
Chairman of the Board              2001                $ 175,000
  and Executive Committee          2000                $ 175,000

Reginald Schauder                  2002                $ 108,700
Vice President, Chief              2001                $ 108,700
  Financial Officer                2000                $ 108,700
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer $55,000 of their salaries effective June 1, 2001. These amounts will be accrued by the Company until such time as the Company can make the payments. At October 31, 2002, the total liability under this agreement was approximately $28,000.

      The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $41,000, $24,000 and $36,000 for fiscal years 2002, 2001 and 2000, respectively.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2002. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Value

                        Number of Securities             Value of Unexercised
                        Underlying Unexercised           In-the-Money Options
Name                    Options at Fiscal Year End       At Fiscal Year End
----                    --------------------------       --------------------

Michael E. Schultz               5,500*                        $  -0-

Asher B. Edelman                     0                         $  -0-

Reginald Schauder                    0                         $  -0-


*     All options were exercisable at October 31, 2002.

COMPENSATION OF DIRECTORS

Fees and Expenses; Other Benefits

      Directors who are not officers of the Company do not receive cash compensation for service as Directors. Mr. Agranoff was granted 25,000 options of the Company under the 1985 Directors Stock Option Plan, as amended, in lieu of an annual retainer and per meeting fees. The options were granted December 1991 and expired (unexercised) in December 2001. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging.

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

      Options granted under the 1985 Plan are non-qualified stock options and have an exercise price equal to 100% of fair market value of the shares on the date of grant. The options may be exercised no earlier than one year from the date of grant and no later than ten years after the date of grant. Under the 1985 Plan, options covering 22,000 shares are automatically granted to each new director upon the effective date of his election to office and options covering 5,500 shares are automatically granted to each new member of the Executive Committee upon the effective date of his appointment to office. In addition, the 1985 Plan was amended on December 18, 1991 to provide an automatic grant of options covering 25,000 shares to each current and new director who is not an employee of the Company including Mr. Agranoff (which options expired in December 2001). The 1985 Plan is administered by the Board of Directors of the Company.

      During the 2002 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2001, options covering an aggregate of 5,500 shares were outstanding under the 1985 Plan and were held by a member of the Executive Committee. The exercise price per share of all outstanding options under the 1985 Plan is $0.13. The expiration date for outstanding options under the 1985 Plan is January 2003.

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

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2003 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)   of Common Stock
     ----                      ----------------------   ----------------

Asher B. Edelman                   2,323,355 (c)             53.70

Michael E. Schultz                    64,335 (c)              1.49

William G. Walters                   234,440 (b)              5.42

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2003, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)   of Common Stock
     ----                      ----------------------   ----------------

Gerald Agranoff                            0                  0.00

Asher B. Edelman                   2,323,355 (b)(c)          53.70

Reginald Schauder                        100 (d)              0.01

Michael E. Schultz                    64,335 (e)(f)           1.49
                                   ---------

All Directors and Officers
  as a group (4 persons)           2,387,790                 55.11
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

      (b) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ("Edelman Family Partnership"), of which Mr. Edelman is the general partner, 413,750 shares of common stock owned by the Edelman Value Fund Ltd. (the "Fund") of which Mr. Edelman is the investment manager, 43,830 shares of common stock owned by Edelman Value Partners, L.P. ("Value Partners"), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ("Canal Retirement Plan"), of which Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Mr. Edelman as the investment manager of the Fund directs the voting and disposition of the Fund's securities. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee.

Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

      (c) The number reported herein for Mr. Edelman excludes 242,000 shares of common stock owned by Mr. Edelman's mother and 11,100 shares of common stock held in a trust for Mr. Edelman's son, as to which Mr. Edelman expressly disclaims beneficial ownership.

      (d) Represents 100 shares owned directly.

      (e) Includes 58,835 shares owned directly and 5,500 shares subject to options which are presently exercisable.

      (f) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

      See:  Item 11 "Compensation Committee Interlocks and Insider
            Participation"

Item 14. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of October 31, 2002 ("the Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) 1.      Financial Statements and Notes

                  See accompanying index to consolidated financial statements.

          2.      Schedules and Supplementary Note

                  None

          3.      Exhibits

                  See accompanying index to exhibits.

      (b) 1.      Reports on Form 8-K

                  The Company filed a Form 8-K on August 5, 2002 in which the Company announced that it had entered into an amended letter of intent with AEI Environmental, Inc. to extend the time frame for negotiations of the Company's purchase of certain business interests owned by AEI that are involved in the sale of livestock on the internet.

                  Further, on December 3, 2002 the Company filed a Form 8-K announcing the termination of negotiations with AEI.

                            FORM 10-K - ITEM 15(a)(3)
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

    22            Subsidiaries of the registrant.

                  SUBSIDIARIES                      IDENTIFICATION #
                  ------------                      ----------------

                  SY Trading Corp.                   13-3244066
                  Omaha Livestock Market, Inc.       47-0582031
                  Union Stockyards Co. of Fargo      45-0205040
                  Sioux Falls Stockyards Company     46-0189565
                  Canal Galleries Corporation        13-3492920
                  Canal Arts Corporation             13-3492921

                  DIVISIONS
                  ---------

                  Canal Capital Corporation          51-0102492
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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Independent Auditors Report.......................................  F-2

         Consolidated Balance Sheets October 31, 2002 and 2001.............  F-3

          Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the years ended October 31, 2002,
            2001 and 2000..................................................  F-5

         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 2002, 2001
            and 2000.......................................................  F-7

         Consolidated Statements of Cash Flows for the
            years ended October 31, 2002, 2001 and 2000....................  F-8

         Notes to Consolidated Financial Statements........................  F-9

                           INDEPENDENT AUDITORS REPORT


To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                        /S/ Todman & Co., CPAs,P.C.
                                        ---------------------------
New York, New York                      TODMAN & CO., CPAs, P.C.
December 23, 2002                       Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001


                                                             2002         2001
                                                             ----         ----

                    ASSETS

CURRENT ASSETS:

    CASH AND CASH EQUIVALENTS                            $  139,057   $   13,680
    NOTES AND ACCOUNTS RECEIVABLE, NET                      125,227      127,771
    ART INVENTORY, NET OF A VALUATION ALLOWANCE
          OF $ 1,325,000 AND $1,750,000 AT
          OCTOBER 31, 2002 AND 2001, RESPECTIVELY           250,000      250,000
    STOCKYARDS INVENTORY                                     13,017       16,213
    INVESTMENTS                                               7,405       21,392
    PREPAID EXPENSES                                        100,799      172,625
                                                         ----------   ----------

         TOTAL CURRENT ASSETS                               635,505      601,681
                                                         ----------   ----------

NON-CURRENT ASSETS:

    PROPERTY ON OPERATING LEASES, NET OF
          ACCUMULATED DEPRECIATION OF $ 1,058,219
          AND $ 1,300,727 AT OCTOBER 31, 2002
          AND 2001, RESPECTIVELY                          3,336,744    3,302,073
                                                         ----------   ----------

    PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
          ACCUMULATED DEPRECIATION OF $ 285,223
          AND $ 44,340 AT OCTOBER 31, 2002 AND
          2001, RESPECTIVELY                              1,176,027    1,281,476
                                                         ----------   ----------

    ART INVENTORY NON-CURRENT, NET OF A
          VALUATION ALLOWANCE OF $ 858,650
          AND $ 942,150 AT OCTOBER 31, 2002 AND
          2001, RESPECTIVELY                                622,388      933,739
                                                         ----------   ----------

OTHER ASSETS:

    PROPERTY HELD FOR DEVELOPMENT OR RESALE                 517,939      620,416
    DEFERRED LEASING AND FINANCING COSTS                     13,366       28,118
    DEPOSITS AND OTHER                                      210,902      210,902
                                                         ----------   ----------

                                                            742,207      859,436
                                                         ----------   ----------

                                                         $6,512,871   $6,978,405
                                                         ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001


                                                       2002            2001
                                                       ----            ----

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $  1,856,671    $  2,538,229
     INCOME TAXES PAYABLE                                 9,892           9,857
                                                   ------------    ------------

       TOTAL CURRENT LIABILITIES                      1,866,563       2,548,086
                                                   ------------    ------------



LONG-TERM DEBT, RELATED PARTY                         2,667,000       2,667,000
                                                   ------------    ------------



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 5,647,993 AND
     4,998,446 SHARES ISSUED AND OUTSTANDING AT
     OCTOBER 31, 2002 AND 2001, RESPECTIVELY AND
     AGGREGATE LIQUIDATION PREFERENCE OF $10.00
     PER SHARE FOR $ 56,479,930 AND $ 49,984,460
     AT OCTOBER 31, 2002 AND 2001, RESPECTIVELY          56,480          49,984


  COMMON STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 5,313,794
     SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
     AT OCTOBER 31, 2002 AND 2001, RESPECTIVELY          53,138          53,138


  ADDITIONAL PAID-IN CAPITAL                         27,958,498      27,848,561


  ACCUMULATED DEFICIT                               (12,709,864)    (13,019,374)

  986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST                      (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:

     PENSION VALUATION RESERVE                       (2,375,399)     (2,165,445)
                                                   ------------    ------------


                                                      1,979,308       1,763,319
                                                   ------------    ------------

                                                   $  6,512,871    $  6,978,405
                                                   ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


                                          2002           2001           2000
                                          ----           ----           ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE               $   818,671    $   426,240    $   684,516
    EXCHANGE BUILDING RENT                486,678        430,175        414,891
    OUTSIDE REAL ESTATE RENT              546,151        586,219        558,029
    OTHER INCOME                                0          1,000            250
                                      -----------    -----------    -----------
                                        1,851,500      1,443,634      1,657,686
                                      -----------    -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD              363,374        166,108        404,928
    LABOR, OPERATING AND MAINTENANCE      447,790        427,566        424,917
    DEPRECIATION AND AMORTIZATION         132,676        127,859        108,751
    TAXES OTHER THAN INCOME TAXES         119,200        151,700        136,400
    GENERAL AND ADMINISTRATIVE             45,903        126,123         86,342
                                      -----------    -----------    -----------
                                        1,108,943        999,356      1,161,338
                                      -----------    -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS        742,557        444,278        496,348
                                      -----------    -----------    -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION           3,181,874      3,358,554      3,588,697
    FEED AND BEDDING INCOME               198,128        249,154        262,717
    RENTAL INCOME                           5,298          4,521          3,788
    OTHER INCOME                          176,000        182,248        204,081
                                      -----------    -----------    -----------
                                        3,561,300      3,794,477      4,059,283
                                      -----------    -----------    -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS             1,437,778      1,542,324      1,703,285
    OTHER OPERATING AND MAINTENANCE       832,552        889,037        829,880
    FEED AND BEDDING EXPENSE              162,865        192,513        199,328
    DEPRECIATION AND AMORTIZATION          24,352         26,891         15,958
    TAXES OTHER THAN INCOME TAXES         216,031        246,760        261,322
    GENERAL AND ADMINISTRATIVE            349,391        523,133        507,223
                                      -----------    -----------    -----------
                                        3,022,969      3,420,658      3,516,996
                                      -----------    -----------    -----------

INCOME FROM STOCKYARD OPERATIONS          538,331        373,819        542,287
                                      -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE     (1,134,994)    (1,274,529)    (1,317,829)
                                      -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS             145,894       (456,432)      (279,194)
                                      -----------    -----------    -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
                                  Continued ...


                                                 2002           2001           2000
                                                 ----           ----           ----

OTHER INCOME (EXPENSE):
  INTEREST AND OTHER INCOME                     467,341        130,737        139,703
  INTEREST EXPENSE                                    0              0        (43,676)
  INTEREST EXPENSE-RELATED PARTY               (266,700)      (257,022)      (213,188)
  INCOME (LOSS) FROM ART SALES                  206,669        (19,351)       (15,638)
  REALIZED LOSS ON INVESTMENTS                  (13,987)       (47,249)      (466,917)
  OTHER EXPENSE                                (113,227)      (123,230)      (179,000)
                                            -----------    -----------    -----------
                                                280,096       (316,115)      (778,716)
                                            -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY GAIN                  425,990       (772,547)    (1,057,910)

PROVISION FOR INCOME TAXES                            0              0              0
                                            -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN         425,990       (772,547)    (1,057,910)

EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT                                             0              0        136,328
                                            -----------    -----------    -----------


NET INCOME (LOSS)                               425,990       (772,547)      (921,582)

OTHER COMPREHENSIVE INCOME (LOSS):

   MINIMUM PENSION LIABILITY ADJUSTMENT        (209,954)      (195,824)       (66,445)

   UNREALIZED (LOSS) ON INVESTMENTS
     AVAILABLE FOR SALE                               0              0              0
                                            -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                 $   216,036    $  (968,371)   $  (998,027)
                                            ===========    ===========    ===========

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
  PER COMMON SHARE:
  - BASIC                                   $      0.07    $     (0.25)   $     (0.24)
  - DILUTED                                 $      0.07    $     (0.25)   $     (0.24)

EXTRAORDINARY GAIN ON EARLY RETIREMENT
  OF DEBT PER COMMON SHARE:
  - BASIC                                   $        --    $        --    $      0.03
  - DILUTED                                 $        --    $        --    $      0.03

NET INCOME (LOSS) PER COMMON SHARE:
  - BASIC                                   $      0.07    $     (0.25)   $     (0.27)
  - DILUTED                                 $      0.07    $     (0.25)   $     (0.27)

WEIGHTED AVERAGE NUMBER OF SHARES:
  - BASIC                                     4,326,929      4,326,929      4,326,929
  - DILUTED                                   4,326,929      4,326,929      4,326,929


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000


                                     COMMON STOCK             PREFERRED STOCK
                                   NUMBER                   NUMBER
                                     OF                       OF
                                   SHARES      AMOUNT       SHARES       AMOUNT

BALANCE, NOVEMBER 1, 1999        5,313,794     $53,138     3,879,258     $38,793
 NET (LOSS)                              0           0             0           0
 PREFERRED STOCK DIVIDEND                0           0       528,356       5,283
 MINIMUM PEN. LIAB. ADJ.                 0           0             0           0
                                ----------------------    ----------------------

BALANCE, OCTOBER 31, 2000        5,313,794     $53,138     4,407,614     $44,076
 NET (LOSS)                              0           0             0           0
 PREFERRED STOCK DIVIDEND                0           0       590,832       5,908
 MINIMUM PEN. LIAB. ADJ.                 0           0             0           0
                                ----------------------    ----------------------

BALANCE, OCTOBER 31, 2001        5,313,794     $53,138     4,998,446     $49,984
 NET INCOME                              0           0             0           0
 PREFERRED STOCK DIVIDEND                0           0       649,547       6,496
 MINIMUM PEN. LIAB. ADJ.                 0           0             0           0
                                ----------------------    ----------------------
BALANCE, OCTOBER 31, 2002        5,313,794     $53,138     5,647,993     $56,480
                                ======================    ======================



                             ADDITIONAL                                      TREASURY
                              PAID-IN       ACCUMULATED    COMPREHENSIVE      STOCK,
                              CAPITAL         DEFICIT      (LOSS)INCOME       AT COST

BALANCE, NOVEMBER 1, 1999   $ 27,274,159   ($10,758,188)   ($ 2,246,901)   ($11,003,545)
 NET (LOSS)                            0       (921,582)              0               0
 PREFERRED STOCK DIVIDEND        270,894       (265,537)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0         (66,445)              0
 TRANSFER OF UNREALIZED
 (LOSS) ON INVESTMENT TO
 A REALIZED (LOSS)                     0              0         343,725               0
                            ------------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2000   $ 27,545,053   ($11,945,307)   ($ 1,969,621)   ($11,003,545)
 NET (LOSS)                            0       (772,547)              0               0
 PREFERRED STOCK DIVIDEND        303,508       (301,520)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0        (195,824)              0
                            ------------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2001   $ 27,848,561   ($13,019,374)   ($ 2,165,445)   ($11,003,545)
 NET INCOME                            0        425,990               0               0
 PREFERRED STOCK DIVIDEND        109,937       (116,480)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0        (209,954)              0
                            ------------   ------------    ------------    ------------
BALANCE, OCTOBER 31, 2002   $ 27,958,498   ($12,709,864)   ($ 2,375,399)   ($11,003,545)
                            ============   ============    ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000


                                                2002           2001           2000
                                                ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                         $   425,990    $  (772,547)   $  (921,582)
                                            -----------    -----------    -----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                170,352        183,576        151,808
   GAIN  ON SALES OF REAL ESTATE               (455,297)      (260,132)      (279,588)
   VALUATION RESERVE - ART INVENTORY           (508,500)       (35,800)       (50,750)
   REALIZED LOSS ON INVESTMENTS                  13,987         47,249        466,917

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET            2,544        608,617       (415,323)
   ART INVENTORY, NET                           311,351        (22,882)       (12,500)
   PREPAID EXPENSES AND OTHER, NET              275,115       (254,745)        21,420
   PAYABLES AND ACCRUED EXPENSES, NET          (681,523)       332,983        325,384
                                            -----------    -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES        (445,981)      (173,681)      (714,214)
                                            -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE            818,671        426,240        684,516
  CAPITAL EXPENDITURES                         (247,313)      (471,148)      (134,514)
                                            -----------    -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES       571,358        (44,908)       550,002
                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                           0        145,000      1,775,000
  REPAYMENT OF SHORT-TERM BORROWINGS                  0              0        (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS             0              0     (1,864,710)
                                            -----------    -----------    -----------
NET CASH (USED) BY FINANCING ACTIVITIES               0        145,000       (164,710)
                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   125,377        (73,589)      (328,922)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR        13,680         87,269        416,191
                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $   139,057    $    13,680    $    87,269
                                            ===========    ===========    ===========


NOTE: IN FISCAL 2002, 2001 AND 2000,$ 116,480, $ 301,520 AND $ 265,537,
      RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE ISSUANCE OF 649,547, 590,832 AND 528,356, RESPECTIVELY, OF SHARES OF PREFERRED STOCK.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      B) Investments Available for Sale -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity (see Note 3).

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both October 31, 2002 and 2001, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2002, 2001 and 2000 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 113 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      Long-Lived Assets - The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the assets to the estimated future cash flows expected to result from the use of the asset. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset. (See Note 19).

      E) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

      F) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 22% and 53% of the inventory value at October 31, 2002 and 2001, respectively. The remaining 78% and 47% at October 31, 2002 and 2001, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

      The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 7). Antiquities and contemporary art represented 26% ($230,639) and 74% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at October 31, 2002 and 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      G) Stockyard Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      H) Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      I) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered. Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Revenues from the sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.

      J) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $13,000, $25,000 and $27,000 and interest payments of $267,000, $257,000 and
$257,000 in 2002, 2001 and 2000, respectively.

      L) Comprehensive Income -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

      M) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

      The shares issuable upon the exercise of stock options are excluded from the calculation of net income (loss) per share as their effect would be antidilutive.

      N) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.    INVESTMENTS AVAILABLE FOR SALE

      At October 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                    2002         2001
                                                    ----         ----

      Aggregate market value.....................   $  7         $ 21
                                                    ----         ----
      Aggregate carrying value...................   $  7         $ 21
                                                    ----         ----

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

      On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent, and accordingly, recognized a realized loss on investments in marketable securities of approximately $14,000, $47,000 and $467,000 in fiscal 2002, 2001 and 2000, respectively.

4. STOCKYARD OPERATIONS SALE AND SUBSEQUENT REPURCHASE

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000 and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux city location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any opportunities to develop or sell this property in fiscal 2003.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies or independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which accounts for approximately 50% of its livestock volume annually. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2003. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including developing solicitation operations of its own; direct public relations advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $13,000 and $16,000 at October 31, 2002 and 2001, respectively.

5.    BORROWINGS

      At October 31, 2002, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                            October 31,
                                                       ---------------------
($ 000's Omitted)                                       2002           2001
-----------------                                       ----           ----
Variable rate mortgage notes due
  May 15, 2006 - related party ...................     $2,667         $2,667
Other Note .......................................          0              0
                                                       ------         ------
Total ............................................      2,667          2,667
Less -- current maturities .......................          0              0
                                                       ------         ------
Long-term debt                                         $2,667         $2,667
                                                       ------         ------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of October 31, 2002 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006.

6.    INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2002, 2001 and 2000 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                 2002       2001       2000
                                                 ----       ----       ----

      Total Gross Deferred Tax assets          $ 3,503    $ 3,422    $ 3,186
      Less - Valuation Allowance                (3,503)    (3,422)    (3,186)
                                               -------    -------    -------
      Net Deferred Tax Assets                  $     0    $     0    $     0
                                               -------    -------    -------

      Total Gross Deferred Tax Liability       $     0    $     0    $     0
                                               -------    -------    -------

      Net Deferred Tax Asset (Liability)       $     0    $     0    $     0
                                               -------    -------    -------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                               2002      2001      2000
                                               ----      ----      ----

      Computed Expected Tax Expense(Benefit)  $ 149     $(270)     $(323)
      Change in Valuation Allowance              81       236        318
      Inventory Valuation Differences          (178)      (13)       (18)
      Other                                     (52)       47         23
                                              -----     -----      -----
                                              $   0     $   0      $   0
                                              -----     -----      -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      At October 31, 2002, the Company has net operating loss carryforwards of approximately $10,009,000 that expire through 2016 and a net capital loss carryforward of approximately $1,596,000 that expires October 31, 2007. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses and capital losses incurred during recent years. Such allowance increased (decreased) by approximately $81,000, $236,000 and $318,000 during the years ended October 31, 2002, 2001 and 2000, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

7.    PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $149,000 for fiscal 2002, $123,000 for fiscal 2001 and $317,000 for fiscal 2000.
Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

      Assumptions used in computing the 2002, 2001 and 2000 pension cost were:

                                                   2002     2001     2000
                                                   ----     ----     ----

      Discount rate ..........................     7.00%    7.00%    8.00%
      Rate of increase in compensation
       level .................................     5.50%    5.50%    6.50%
      Expected long-term rate of return
       on assets .............................     9.00%    9.00%   10.00%

      Net periodic pension cost for plan years ended October 31, 2002, 2001 and 2000 included the following components:

                                                      Plan Year
      ($ 000's Omitted)                           2002      2001      2000
      -----------------                           ----      ----      ----

      Service costs - benefits earned during
       the period .............................   $  12    $  10    $  10
      Interest cost on projected benefit
       obligation .............................     120      111      109
      Net (Return) loss on assets .............      94       46       26
      Net amortization and deferral ...........     (54)     (54)     (54)
                                                  -----    -----    -----

      Net period pension cost .................   $ 172    $ 113    $  91
                                                  -----    -----    -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2002 and 2001.

                                                             Plan Year
                                                          ---------------
      ($ 000's Omitted)                                   2002       2001
      -----------------                                   ----       ----
       Actuarial present value of benefit
        obligations:
       Accumulated benefit obligation, including
        vested benefits of $1,597 and $1,437 in
        2002 and 2001, respectively .................   $ 1,597    $ 1,437
       Additional benefit due to assumed future
        compensation levels .........................       173        160
                                                        -------    -------

       Projected benefit obligation (1) .............     1,770      1,597
                                                        -------    -------

       Plan assets at fair value ....................       904        848
                                                        -------    -------

       Projected benefit obligation in excess
        of plan assets ..............................       866        749
       Unrecognized net obligation ..................         0         25
       Unrecognized net loss ........................    (2,411)    (2,227)
       Valuation reserve to recognize accrued pension
        costs in the consolidated balance sheets ....     2,375      2,165
                                                        -------    -------
       Accrued pension cost included among accrued
        expenses in the consolidated balance sheets .   $   830    $   712
                                                        -------    -------

      (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.

8.    ART INVENTORY HELD FOR SALE

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

      Antiquities and contemporary art represented 26% ($230,639) and 74% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at
October 31, 2002 and 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      The Company classified its art inventory for the two years ended October 31, 2002 and 2001 as follows ($ 000's Omitted):

                   Current Portion     Non-Current Portion          Total
                   ---------------     -------------------   -------------------
                   2002       2001       2002       2001       2002       2001
                   ----       ----       ----       ----       ----       ----

Antiquities      $   575    $ 1,000    $    31    $   426    $   606    $ 1,426
Contemporary       1,000      1,000      1,450      1,450      2,450      2,450
Valuation
 Allowance        (1,325)    (1,750)      (859)      (942)    (2,184)    (2,692)
                 -------    -------    -------    -------    -------    -------

Net Value        $   250    $   250    $   622    $   934    $   872    $ 1,184
                 -------    -------    -------    -------    -------    -------

      The Company's valuation allowance for the three years ended October 31, 2002, 2001 and 2000 is as follows:

                                       Balance at                     Balance
                                       Beginning                     at End of
                                       of Period      Deductions      Period
                                       ----------     ----------     ---------

Year ended October 31, 2002
 Deducted from art inventories:
   Reserve for valuation allowance       $2,692        $ (508)        $2,184

Year ended October 31, 2001
 Deducted from art inventories:
   Reserve for valuation allowance       $2,728        $  (36)        $2,692

Year ended October 31, 2000
 Deducted from art inventories:
   Reserve for valuation allowance       $2,779        $  (51)        $2,728


      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2002 Canal applied against sales $508,500 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,183,650 as of October 31, 2002 as compared to $2,962,150 and $2,727,950 at October 31, 2001 and 2000, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has its art inventory appraised by independent appraisers annually. The 2002 appraisal covered approximately 22% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 78% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done.

      Canal's art operations have generated operating income of approximately $207,000 and operating losses of $19,000 and $16,000 on revenues of approximately $540,000, $24,000 and $52,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

      The Company had approximately $175,000 and $1,012,000 of art inventory (at original cost) on consignment with third party dealers at October 31, 2002 and 2001, respectively.

9.    LEASE COMMITMENTS

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

      The following is a schedule of Canal's portion of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2002:

      Year ended October 31,                 ($ 000's Omitted)
      ----------------------                 -----------------
      2003                                       $102,000
      2004                                        104,000
      2005                                        104,000
      2006                                        104,000
      2007                                        104,000
      Thereafter                                  199,000
                                                 --------
                                                 $717,000
                                                 ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      Rent expense under these and other operating leases for the years ended October 31, 2002, 2001 and 2000 were as follows:


      ($ 000's Omitted)                        2002        2001       2000
      -----------------                        ----        ----       ----
       Minimum rentals .................       $ 97        $ 90       $ 90
      Less: sublease rentals ...........        (42)          0          0
                                               ----        ----       ----
                                               $ 55        $ 90       $ 90
                                               ----        ----       ----

      In June 2002, Canal sublet for a one year period substantially all of its New York office space at a rate of $7,000 per month. The lease is for a period of one year with a one year renewal option. If the tenant exercises the option, then Canal's rent expense for fiscal 2003 will be approximately $10,000.

10.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2002, 2001 and 2000.

11.   STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 2002 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 2002, there were 5,500 exercisable options outstanding under these plans.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      Transactions under these plans are summarized as follows:

                                                 Shares    Option Price Range
                                                --------   ------------------

     Balance outstanding October 31, 2000....    308,500     $0.125-$0.810
     Options granted ........................          0        -       -
     Options expired ........................   (278,000)    $0.125-$0.810
                                                 -------     -------------

     Balance outstanding October 31, 2001....     30,500     $0.125-$0.250
     Options granted                                   0        -       -
     Options expired                             (25,000)    $0.125-$0.250
                                                 -------     -------------

     Balance outstanding October 31, 2002....      5,500     $0.125-$0.125
                                                 -------     -------------

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2002, 2001 and 2000.

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

      The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2002, 2001 and 2000 would have been deminimus.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2002, 2001 and 2000, the Company had 5,500, 30,500 and 308,500 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 2002, 2001 and 2000. Dividends declared on preferred stock during the years ended October 31, 2002, 2001 and 2000 were approximately $116,000, $302,000 and $266,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2002, 2001 and 2000 were:

                                          For the Year Ended October 31, 2002
                                       -----------------------------------------
                                         Income         Shares         Per-share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------    ---------

Net income                              $ 426,000

Less preferred stock dividends           (116,000)
                                        ---------

Income available to common stock-
 holders-basic earnings per share         310,000       4,327,000      $    0.07
                                                                       =========

Effect of dilutive securities:
  Options (antidilutive)                      N/A             N/A
                                        ---------       ---------

Income available to common stock-
 holders-diluted earnings per share     $ 310,000       4,327,000      $    0.07
                                        =========       =========      =========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                          For the Year Ended October 31, 2001
                                       -----------------------------------------
                                         Income          Shares        Per-share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------    ---------

Net (loss)                                (773,000)

Less preferred stock dividends            (302,000)
                                       -----------

(Loss) available to common stock-
 holders-basic earnings per share       (1,075,000)     4,327,000     $   (0.25)
                                                                      =========

Effect of dilutive securities:

  Options (antidilutive)                       N/A            N/A
                                       -----------      ---------

(Loss) available to common stock-
 holders-diluted earnings per share    $(1,075,000)     4,327,000     $   (0.25)
                                       ===========      =========     =========



                                          For the Year Ended October 31, 2000
                                       -----------------------------------------
                                         Income          Shares        Per-share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------    ---------

Net (loss)                             $  (922,000)

Less preferred stock dividends            (266,000)
                                       -----------

(Loss) available to common stock-
 holders-basic earnings per share       (1,188,000)     4,327,000     $   (0.27)
                                                                      =========
Effect of dilutive securities:

   Options (antidilutive)                      N/A            N/A
                                       -----------      ---------
(Loss) available to common stock-
 holders-diluted earnings per share    $(1,188,000)     4,327,000     $   (0.27)
                                       ===========      =========     =========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 4,661,128 shares in the form of stock dividends for a total outstanding at October 31, 2002 of 5,647,993. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, fifty-two of the sixty-four quarterly payments have been paid in additional stock resulting in the issuance of 4,661,128 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 6). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2002 and December 31, 2002 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2003 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2003 will also be paid in additional stock.

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

15.   FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

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

                                                    October 31,
                                            ------------------------------
      ($ 000's Omitted)                      2002        2001        2000
      -----------------                      ----        ----        ----
      Identifiable assets:
        Real estate ..................      $4,007      $4,092      $4,458
        Stockyard operations .........       1,448       1,497       1,500
           Corporate .................       1,058       1,389       1,503
                                            ------      ------      ------
                                            $6,513      $6,978      $7,461
                                            ------      ------      ------

      ($ 000's Omitted)                      2002        2001        2000
      -----------------                      ----        ----        ----
      Capital expenditures:
        Real estate ..................      $  214      $  393      $  120
        Stockyard operations .........          29          70           6
           Corporate .................           4           8           9
                                            ------      ------      ------
                                            $  247      $  471      $  135
                                            ------      ------      ------

      Income from real estate operations includes gains (losses) on sales of real estate of $0.4 million, $0.4 million and $0.3 million in 2002, 2001 and 2000, respectively. Included in corporate identifiable assets is approximately $0.2 million and $1.0 million of art inventory in galleries or on consignment abroad as of October 31, 2002 and 2001, respectively.

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

      On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award uncertain. For financial statements purposes as of October 31, 2002, Canal has fully reserved the Pine Valley receivable.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.   PROPERTY ON OPERATING LEASES AND USED IN STOCKYARD OPERATIONS

      The following schedule provides an analysis of the Company's investment in property on operating leases and stockyard operations by location as of October 31, 2002:

($ 000's Omitted)                                     Accumulated
Location                   Land      Improvements     Depreciation       Value
--------                   ----      ------------     ------------       -----

Operating leases:

S. St. Paul, MN          $   125        $ 1,968         $  (910)        $ 1,183
Sioux City, IA               917              0               0             917
Omaha, NE                  1,200             10              (3)          1,207
Corporate Office               0            175            (145)             30
                         -------        -------         -------         -------
                           2,242          2,153          (1,058)          3,337
                         -------        -------         -------         -------

Stkyd Operations:

St. Joseph, MO           $   862        $   435         $  (266)        $ 1,031
Sioux Falls, SD              100             64             (19)            145
                         -------        -------         -------         -------
                             962            499            (285)          1,176
                         -------        -------         -------         -------

                         $ 3,204        $ 2,652         $(1,343)        $ 4,513
                         =======        =======         =======         =======

      The following is a schedule by years of minimum future rentals on operating leases as of October 31, 2002:

                ($ 000's Omitted)
                Year Ending            Rental
                October 31,           Income (1)
                -----------           ----------

                    2003               $ 1,100
                    2004                 1,150
                    2005                 1,200
                    2006                 1,250
                    2007                 1,300
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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non- trading purposes) for which it is practicable to estimate that value.

                                                 October 31,
                                         2002                    2001
                                 -------------------     -------------------
($ 000's Omitted)
                                 Carrying     Fair       Carrying     Fair
                                  Amount      Value       Amount      Value
                                  ------      -----       ------      -----

Cash and
 cash equivalents                 $  139      $  139      $   14      $   14
                                  ------      ------      ------      ------

Current Portion of Long-
 Term Debt                             0           0           0           0
                                  ------      ------      ------      ------

Long-Term Debt                         0           0           0           0
                                  ------      ------      ------      ------

Long-Term Debt - Related
 Party                             2,667         (d)       2,667         (d)
                                  ------      ------      ------      ------

a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

b) Long-Term Debt (See Note 6): The fair value of the Company's long- term debt, including the current portion thereof, is estimated based on the quoted market price for the same or similar issues.

c) Long-Term Debt Related Party (see Note 6): It is not practicable to estimate the fair value of the related party debt.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.  Property Held for Development or Resale

      Property held for development or resale consist of approximately 113 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at October 31, 2002 is as follows (000's omitted):

                                            Capitalized Cost
                                             Subsequent to
                          Initial Cost      Acquisition Date
                        -----------------   -----------------           Carrying
                                Bldgs. &             Bldgs. &   Accum.   Value
Description (1)         Land    Imprvmts.   Land    Imprvmts.   Depr.   10/31/02
-----------------       ----    ---------   ----    ---------   -----   --------

69 acres of land
in St. Joseph, MO       $179       N/A       N/A       N/A       N/A      $179
Acquired in 1942

11 acres of land
in S. St. Paul, MN       158       N/A       N/A       N/A       N/A       158
Acquired in 1937

9 acres of land
in Sioux City, IA        181       N/A       N/A       N/A       N/A       181
                        ----      ----      ----      ----      ----      ----
Acquired in 1937

                        $518      $  0      $  0      $  0      $  0      $518
                        ====      ====      ====      ====      ====      ====

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      A schedule of the Company's reconciliation of property held for development or resale carried for the three years ended October 31, 2002, 2001 and 2000 is as follows (000's omitted):

                                               2002       2001       2000
                                               ----       ----       ----

        Balance at beginning of year          $ 620      $ 648      $ 978

        Acquisitions                              0          0          0

        Improvements                              0          0          0

        Cost of property sold                  (102)       (28)      (330)

        Other                                     0          0          0
                                              -----      -----      -----

        Balance at end of year                $ 518      $ 620      $ 648
                                              -----      -----      -----

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2003.


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


      Signature                          Title                       Date
      ---------                          -----                       ----

/S/ Michael E. Schultz            President and Chief           January 28, 2003
----------------------       Executive Officer and Director
Michael E. Schultz            (Principal Executive Officer)


/S/ Reginald Schauder           Vice President-Finance          January 28, 2003
----------------------          Secretary and Treasurer
Reginald Schauder               (Principal Financial and
                                Accounting Officer)


/S/ Asher B. Edelman              Chairman of the Board
----------------------              and Director                January 28, 2003
Asher B. Edelman


/S/ Gerald N. Agranoff                  Director                January 28, 2003
----------------------
Gerald N. Agranoff

                                 CERTIFICATIONS


I, Michael E. Schultz, certify that:

1) I have reviewed this annual report on Form 10-K of Canal Capital Corporation and subsidiaries;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: January 28, 2003


                                               /S/ Michael E. Schultz
                                               -----------------------
                                               Chief Executive Officer

                                 CERTIFICATIONS


I, Reginald Schauder, certify that:

1) I have reviewed this annual report on Form 10-K of Canal Capital Corporation and subsidiaries;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: January 28, 2003


                                               /S/ Reginald Schauder
                                               -----------------------
                                               Chief Financial Officer