Form 10-Q
period 2003-01-31
CANAL CAPITAL CORP
filed 2003-03-12
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended JANUARY 31, 2003

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class                  Shares outstanding at February 28, 2003
Common stock, $0.01 par value                           4,326,929

(This document contains 30 pages)

                  CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                          FORM 10-Q JANUARY 31, 2003

                                     INDEX

The following documents are filed as part of this report:

Accountants' Review Report .....................................       3

Part I - Financial Information .................................       4

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - January 31, 2003
       and October 31, 2002 ....................................       5

      Statements of Consolidated Operations and
       Comprehensive Income for the Three Month
       Periods ended January 31, 2003 and 2002 .................       7

      Statements of Consolidated Changes in
       Stockholders' Equity for the Three Month and
       One Year Periods ended January 31, 2003 and
       October 31, 2002 ........................................       9

      Statements of Consolidated Cash Flows for the
       Three Month Periods ended January 31, 2003 and
       2002 ....................................................      10

      Notes to Consolidated Financial Statements ...............      11

Item II.  Management's Discussion and Analysis of
          Financial Condition ..................................      19

      Capital Resources and Liquidity ..........................      20

      Other Factors ............................................      24

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ...................................      24

Item IV.   Controls and Procedures..............................      25

Part II - Other Information ....................................      26

      Items 1 through 6 ........................................      27

      Signatures ...............................................      28

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2003, the related consolidated statements of operations and comprehensive income for the three month periods ended January 31, 2003 and the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2003. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
March 11, 2003                               ----------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2003 AND OCTOBER 31, 2002

                                                              JANUARY 31,  OCTOBER 31,
                                                                  2003        2002
                                                              (UNAUDITED)   (AUDITED)
                                                              ----------   ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                                $181,882     $139,057
       NOTES AND ACCOUNTS RECEIVABLE, NET                        169,716      125,227
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $1,325,000 AND $1,325,000 AT JANUARY 31,
             2003 AND OCTOBER 31, 2002                           250,000      250,000
       STOCKYARDS INVENTORY                                        8,373       13,017
       INVESTMENTS                                                 7,405        7,405
       PREPAID EXPENSES                                          101,206      100,799
                                                              ----------   ----------
            TOTAL CURRENT ASSETS                                 718,582      635,505
                                                              ----------   ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,090,840
             AND $1,058,219 AT JANUARY 31, 2003 AND
             OCTOBER 31, 2002, RESPECTIVELY                    3,341,331    3,336,744
                                                              ----------   ----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $293,361 AND
             $285,223 AT JANUARY 31, 2003 AND OCTOBER
             31, 2002, RESPECTIVELY                            1,173,178    1,176,027
                                                              ----------   ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $729,450
             AND $858,650 AT JANUARY 31, 2003
             AND OCTOBER 31, 2002, RESPECTIVELY                  558,888      622,388
                                                              ----------   ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                   484,139      517,939
       DEFERRED LEASING AND FINANCING COSTS                       18,336       13,366
       DEPOSITS AND OTHER                                        210,902      210,902
                                                              ----------   ----------

                                                                 713,377      742,207
                                                              ----------   ----------

                                                              $6,505,356   $6,512,871
                                                              ==========   ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2003 AND OCTOBER 31, 2002

                                               JANUARY 31,      OCTOBER 31,
                                                   2003           2002
                                               (UNAUDITED)      (AUDITED)
                                               ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $1,666,564      $1,856,671
       INCOME TAXES PAYABLE                           6,938           9,892
                                               ------------    ------------
         TOTAL CURRENT LIABILITIES                1,673,502       1,866,563
                                               ------------    ------------
LONG-TERM DEBT, RELATED PARTY                     2,667,000       2,667,000
                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
      10,000,000 SHARES AUTHORIZED;
      5,647,993 AND 5,647,993 SHARES
      ISSUED AND OUTSTANDING AT JANUARY
      31, 2003 AND OCTOBER 31, 2002,
      RESPECTIVELY AND AGGREGATE
      LIQUIDATION PREFERENCE OF $10 PER
      SHARE FOR $ 56,479,930 AND
      $56,479,930 AT JANUARY 31, 2003
      AND OCTOBER 31, 2002, RESPECTIVELY             56,480          56,480

  COMMON STOCK, $0.01 PAR VALUE:
      10,000,000 SHARES AUTHORIZED;
      5,313,794 SHARES ISSUED AND
      4,326,929 SHARES OUTSTANDING AT
      JANUARY 31, 2003 AND OCTOBER 31,
      2002, RESPECTIVELY                             53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                     28,000,499      27,958,498

  ACCUMULATED DEFICIT                           (12,566,319)    (12,709,864)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST              (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                    (2,375,399)     (2,375,399)
                                               ------------    ------------
                                                  2,164,854       1,979,308
                                               ------------    ------------
                                                 $6,505,356      $6,512,871
                                               ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

                                                       2003             2002
                                                    (UNAUDITED)      (UNAUDITED)
                                                     ----------       ----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         1,001,911        1,079,203
    FEED AND BEDDING INCOME                              62,888           68,922
    RENTAL INCOME                                         1,024            2,827
    OTHER INCOME                                         35,908           34,431
                                                     ----------       ----------
                                                      1,101,731        1,185,383

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             365,217          407,543
    OTHER OPERATING AND MAINTENANCE                     192,810          255,500
    FEED AND BEDDING EXPENSE                             53,859           55,526
    DEPRECIATION AND AMORTIZATION                         5,266            6,233
    TAXES OTHER THAN INCOME TAXES                        46,888           64,069
    GENERAL AND ADMINISTRATIVE                          118,679          133,112
                                                     ----------       ----------
                                                        782,719          921,983

INCOME FROM STOCKYARD OPERATIONS                        319,012          263,400
                                                     ----------       ----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                $117,000         $      0
    EXCHANGE BUILDING RENTAL INCOME                     116,006          125,757
    OUTSIDE REAL ESTATE RENT                            123,700          127,590
    OTHER INCOME                                              0              118
                                                     ----------       ----------
                                                        356,706          253,465

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                             55,547                0
    LABOR, OPERATING AND MAINTENANCE                    105,210          108,593
    DEPRECIATION AND AMORTIZATION                        32,319           35,285
    TAXES OTHER THAN INCOME TAXES                        37,200           30,300
    GENERAL AND ADMINISTRATIVE                           12,283           11,739
                                                     ----------       ----------
                                                        242,559          185,917

INCOME FROM REAL ESTATE OPERATIONS                      114,147           67,548
                                                     ----------       ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                  Continued ...


                                                      2003             2002
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (213,734)        (227,665)
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 219,425          103,283
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
  INTEREST & OTHER INCOME                                   72          323,353
  INTEREST EXPENSE                                     (66,675)         (66,675)
  INCOME FROM ART SALES                                 32,723           16,577
  REALIZED GAIN (LOSS) ON INVESTMENTS                        0                0
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------
                                                       (33,880)         273,255

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         185,545          376,538
PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------
NET INCOME                                             185,545          376,538

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED GAIN (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                         0                0
                                                   -----------      -----------
COMPREHENSIVE INCOME                                  $185,545         $376,538
                                                   ===========      ===========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                            $0.03            $0.07
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2002 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2003 (UNAUDITED)

                                     COMMON STOCK         PREFERRED STOCK
                                   NUMBER                NUMBER
                                     OF                    OF
                                   SHARES     AMOUNT     SHARES       AMOUNT

BALANCE, OCTOBER 31, 2001        5,313,794   $53,138    4,998,446    $49,984
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      649,547      6,496
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, OCTOBER 31, 2002        5,313,794   $53,138    5,647,993    $56,480
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0            0          0
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, JANUARY 31, 2003        5,313,794   $53,138    5,647,993    $56,480
                                ====================   =====================

                              ADDITIONAL                                   TREASURY
                                PAID-IN      ACCUMULATED  COMPREHENSIVE      STOCK,
                                CAPITAL        DEFICIT    (LOSS) INCOME     AT COST
BALANCE, OCTOBER 31, 2001    $27,848,561   ($13,019,374)    ($2,165,445)   ($11,003,545)
 NET INCOME                            0        425,990               0               0
 PREFERRED STOCK DIVIDEND        109,937       (116,480)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0        (209,954)              0
                            ------------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2002    $27,958,498   ($12,709,864)    ($2,375,399)   ($11,003,545)
 NET INCOME                            0        185,545               0               0
 PREFERRED STOCK DIVIDEND         42,001        (42,000)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0               0               0
                            ------------   ------------    ------------    ------------
BALANCE, JANUARY 31, 2003    $28,000,499   ($12,566,319)    ($2,375,399)   ($11,003,545)
                            ============   ============    ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002 (UNAUDITED)

                                                          2003           2002
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                            $185,545       $376,538
                                                       ---------      ---------
  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          40,759         44,108
   GAIN  ON SALES OF REAL ESTATE                         (61,453)             0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                   (44,489)        22,505
   ART INVENTORY, NET                                     63,500         66,602
   PREPAID EXPENSES AND OTHER, NET                       (22,480)        47,821
   PAYABLES AND ACCRUED EXPENSES, NET                   (193,061)      (130,622)
                                                       ---------      ---------

NET CASH (USED) PROVIDED BY OPERATING
   ACTIVITIES                                            (31,679)       426,952
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                     117,000              0
  CAPITAL EXPENDITURES                                   (42,496)       (41,380)
                                                       ---------      ---------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                              74,504        (41,380)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                    0              0
  REPAYMENT OF SHORT-TERM BORROWINGS                           0              0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                      0              0
                                                       ---------      ---------
NET CASH (USED) BY FINANCING ACTIVITIES                        0              0
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                             42,825        385,572

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                139,057         13,680
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $181,882       $399,252
                                                       =========      =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $10,000 AND $1,000 AND
      INTEREST PAYMENTS OF $67,000 AND $67,000 IN THE THREE MONTH PERIODS ENDED JANUARY 31, 2003 AND 2002, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003
                                   (UNAUDITED)

1.    NATURE OF BUSINESS

      Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal is engaged in two distinct businesses - the management and further development of its real estate properties and stockyard operations.

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

      B) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered. Revenues from art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. Revenues from the sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.

      C) Investments Available for Sale -- Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. This investment (in which Canal's ownership interest is approximately 1%) is carried at market value and the realized gains or losses, if any, are recognized in operating results. Any unrealized gains or losses are reflected in Stockholders Equity.

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both January 31, 2003 and October 31, 2002, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      E) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value.

      F) Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      G) Comprehensive Income -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

      H) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

      I) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2003 and the results of its operations and its cash flows for the three month period ended January 31, 2003. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2002 and the notes thereto which are contained in Canal's 2002 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2003.

4.    REAL ESTATE OPERATIONS

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

      Real estate operations resulted in operating income of $114,000 and $68,000 for the three month periods ended January 31, 2003 and 2002, respectively. Additionally, real estate operations contributed $357,000 and $253,000 to Canal's revenues for the three month periods ended January 31, 2003 and 2002, respectively.

      As of January 31, 2003, there are approximately 101 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

5.    STOCKYARD OPERATIONS

      As a result of an August 1, 1999 asset purchase agreement, Canal currently operates two public stockyards (formerly subject to the Master Lease between the Company and United Market Services) located in St. Joseph, Missouri, and Sioux Falls, South Dakota.

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

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000, and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately six months to close this transaction.

      Stockyard operations resulted in operating income of $319,000 and $263,000 for the three month periods ended January 31, 2003 and 2002, respectively. Additionally, stockyard operations contributed $1,102,000 and $1,185,000 to Canal's revenues for the three month periods ended January 31, 2003 and 2002, respectively.

6.    PROPERTY AND EQUIPMENT

      Included in property and equipment were the cost of buildings of approximately $2.5 million at January 31, 2003 and October 31, 2002.

7.    ART INVENTORY HELD FOR SALE

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

      Antiquities and contemporary art represented 29% ($230,639) and 71% ($641,749) and 26% ($230,639) and 74% ($578,249) of total art inventory at
January 31, 2003 and 2002, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2003 Canal applied against sales $179,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,054,450 as of January 31, 2003 as compared to $2,183,650 at October 31, 2002.

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

      Canal's art sales generated income of $33,000 (net of a decrease in the valuation allowance of $179,000) as compared to income of $17,000 (net of a decrease in the valuation allowance of $108,000) for the three month periods ended January 31, 2003 and 2002, respectively.

      The Company had approximately $175,000 of art inventory (at original cost) on consignment with third party dealers at both January 31, 2003 and October 31, 2002.

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

9.    INVESTMENTS AVAILABLE FOR SALE

      At January 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                    January 31,  October 31,
                                                       2003         2002
                                                       ----         ----

         Aggregate market value.....................   $  7         $  7
                                                       ----         ----
         Aggregate carrying value...................   $  7         $  7
                                                       ----         ----

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

      On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent, and accordingly, recognized a realized loss on investments in marketable securities of approximately $14,000 in fiscal 2002. Management will continue to monitor this situation closely and take appropriate action if it determines that future fluctuations in the market value of this investment are other than temporary.

10.   BORROWINGS

      At January 31, 2003, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   January 31,   October 31,
($ 000's Omitted)                                     2003          2002
-----------------                                     ----          ----
Variable rate mortgage notes due
  May 15, 2006 - related party ..................   $ 2,667       $ 2,667
                                                    -------       -------

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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of January 31, 2003 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JANUARY 31, 2003

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

      Canal recognized net income of $186,000 for the three month period ended January 31, 2003 as compared to net income of $377,000 for the same period in fiscal 2002. There were no adjustments necessary to arrive at comprehensive income for the periods presented. After recognition of preferred stock dividend payments of $42,000 and $78,000 for the three month periods ended January 31, 2003 and 2002, respectively, the Company recognized net income applicable to common stockholders of $144,000 ($0.03 per common share) and net income applicable to common stockholders of $299,000 ($0.07 per common share) for the three month periods ended January 31, 2003 and 2002, respectively. Included in the 2003 results is a sale of a 12 acre parcel of land located in St. Joseph, Missouri which generated operating income of approximately $61,000 and the sale of a piece of contemporary art which generated other income of approximately $33,000. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues increased slightly by $20,000 or 1.4% to $1,458,000 for the three month period ended January 31, 2003, as compared to revenues of $1,438,000 for the same period in fiscal 2002. The fiscal 2003 increase in revenues is due primarily to a $103,000 increase in revenue from the sales of real estate which was offset to a certain extent by softer than anticipated stockyard revenues.

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

      On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of January 31, 2003 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006.

      Cash and cash equivalents of $182,000 at January 31, 2003 increased $43,000 from $139,000 at October 31, 2002. Net cash used by operations in fiscal 2003 was $32,000. At January 31, 2003 and October 31, 2002, the Company's current liabilities exceeded current assets by $1.0 million and $1.2 million, respectively. Substantially all of the funds received by Canal from the sale of real estate and art were used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2003 will be from the proceeds, if any, of the sale of certain assets.

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

2003 COMPARED TO 2002

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2003 of $1,102,000 accounted for 75.5% of the fiscal 2003 revenues as compared to stockyard revenues of $1,185,000 or 82.4% for the same period in fiscal 2002. Stockyard revenues are comprised of yard handling and auction (90.9% and 91.0%), feed and bedding income (5.7% and 5.8%), rental income (0.1% and 0.2%) and other income (3.3% and 3.0%) for the three month periods ended January 31, 2003 and 2002, respectively. There were not significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2003 of $783,000 decreased by $139,000 (15.1%) from stockyard expenses of $922,000 for the same period in fiscal 2002. Stockyard expenses are comprised of labor and related costs (46.6% and 44.2%), other operating and maintenance (24.6% and 27.7%), feed and bedding expense (6.9% and 6.0%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (6.0% and 6.9%) and general and administrative expense (15.2% and 14.5%) for the three month periods ended January 31, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000, and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately six months to close this transaction.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2003 of $357,000 accounted for 24.5% of the fiscal 2003 revenues as compared to real estate revenues of $253,000 or 17.6% for the same period in fiscal 2002. Real estate revenues are comprised of sale of real estate (32.8% and 0.0%), rental income from commercial office space in its Exchange Buildings (32.5% and 49.6%), rentals and other lease income from the rental of vacant land and certain structures (34.7% and 50.3%) and other income (0.0% and 0.1%) for the three months ended January 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2003.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2003 of $243,000 increased by $57,000 (33.5%) from real estate expenses of $186,000 for the same period in fiscal 2002. Real estate expenses are comprised of the cost of real estate sold (22.9% and 0.0%), labor, operating and maintenance (43.4% and 58.4%), depreciation and amortization (13.3% and 19.0%), taxes other than income taxes (15.3% and 16.3%) and general and administrative and other expenses (5.1% and 6.3%) for the three months ended January 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2003.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2003 of $214,000 decreased by $14,000 (6.1%) from expenses of $228,000 for the same period in fiscal 2002. The major components of general and administrative expenses are officers salaries (54.4% and 50.4%), rent (1.9% and 9.9%), legal and professional fees (1.0% and 0.8%), insurance (11.0% and 15.0%) and office salaries (8.9% and 8.2%) for the three month periods ended January 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in rent expense (resulting from Canal's subletting substantially all of its New York office space)and insurance premiums for fiscal 2003.

Interest Expense

      Interest expense for the three months ended January 31, 2003 of $67,000 was unchanged from the same period in fiscal 2002. The principal balances outstanding as well as the interest rates on Canal's variable rate mortgage notes have remained unchanged for the past 12 months. At January 31, 2003 the outstanding balance of these notes was $2,667,000.

Interest and Other Income

      Interest and other income for the three months ended January 31, 2003 of $0 decreased $323,000 (100.0%) from interest and other income of $323,000 for the same period in fiscal 2002. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees.

Income (Loss) from Art Sales

      Other income from art sales for the three months ended January 31, 2003 of $33,000 increased by $16,000 from other income of $17,000 for the same period in fiscal 2002. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $103,000 and $90,000 for the three month periods ended January 31, 2003 and 2002, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $64,000 and $67,000 (net of a valuation allowance of $179,000 and $108,000) as well as selling, general and administrative expenses of $3,000 and $7,000 for the three month periods ended January 31, 2003 and 2002, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2003, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Item IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2003 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1:        Legal Proceedings:

               See Item 3 of Canal's October 31, 2002 Form 10-K.

Item 2 and 3:

               Not applicable.

Item 4:        Submission of Matters to a Vote of Security Holders:

               None.

Item 5:        Other Information:

               None.

Item 6:        Exhibits and Reports on Form 8-K:

               (A)   Not applicable.

               (b) The Company filed a Form 8-K on March 3, 2003 in which the Company disclosed that on February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing.
                     The Company anticipates it will take approximately six months to close this transaction.

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

                                                    Canal Capital Corporation
                                                    -------------------------
                                                          Registrant


                                                    /s/ Michael E. Schultz
                                                    -------------------------
                                                    Michael E. Schultz
                                                    Chief Executive Officer &
                                                    President


                                                    /s/ Reginald Schauder
                                                    -------------------------
                                                    Reginald Schauder
                                                    Vice President-Finance &
                                                    Chief Financial Officer


Date: March 13, 2003

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

                                                    /s/ Michael E. Schultz
                                                    -------------------------
                                                    Michael E. Schultz
                                                    Chief Executive Officer &
                                                    President


Date: March 13, 2003

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


Date: March 13, 2003