Form 10-Q
period 2003-04-30
CANAL CAPITAL CORP
filed 2003-06-12
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended APRIL 30, 2003

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        For the transition period from to

                          Commission File No. 002-96666

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class          Shares outstanding at May 31, 2003
------------------------------
Common stock, $0.01 par value                4,326,929

(This document contains 39 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2003

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

         Consolidated Balance Sheets - April 30, 2003
             and October 31, 2002 .........................................    5

         Statements of Consolidated Operations and
             Comprehensive Income for the Six and Three Month
             Periods ended April 30, 2003 and 2002 ........................    7

         Statements of Consolidated Changes in
             Stockholders' Equity for the Six Month and
             One Year Periods ended April 30, 2003 and
             October 31, 2002 .............................................   11

         Statements of Consolidated Cash Flows for the
             Six Month Periods ended April 30, 2003 and
             2002 .........................................................   12

         Notes to Consolidated Financial Statements .......................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   23

         Capital Resources and Liquidity ..................................   25

         Other Factors ....................................................   30

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   30

Item IV.   Controls and Procedures ........................................   31

Part II - Other Information ...............................................   32

         Items 1 through 6 ................................................   33

         Signatures and Certifications ....................................   34

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2003, the related consolidated statements of operations and comprehensive income for the six and three month periods ended April 30, 2003 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2003. These consolidated financial statements are the responsibility of the company's management.

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

New York, N.Y.                               /s/ Todman & Co., CPA's, P.C.
June 11, 2003                                -----------------------------
                                             TODMAN & CO., CPA's, P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2003 AND OCTOBER 31, 2002

                                                               APRIL 30,         OCTOBER 31,
                                                                 2003               2002
                                                              (UNAUDITED)         (AUDITED)
                                                              -----------        ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                               $    8,582        $  139,057
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO
         AT BOTH APRIL 30, 2003 AND OCTOBER 31, 2002              122,376           125,227
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
             $1,325,000 AND $1,325,000 AT APRIL 30,
             2003 AND OCTOBER 31, 2002                            250,000           250,000
       STOCKYARDS INVENTORY                                        15,404            13,017
       INVESTMENTS                                                  7,405             7,405
       PREPAID EXPENSES                                            77,711           100,799
                                                               ----------        ----------

            TOTAL CURRENT ASSETS                                  481,478           635,505
                                                               ----------        ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,123,462
             AND $1,058,219 AT APRIL 30, 2003 AND
             OCTOBER 31, 2002, RESPECTIVELY                     3,463,880         3,336,744
                                                               ----------        ----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $119,443 AND
             $285,223 AT APRIL 30, 2003 AND OCTOBER
             31, 2002, RESPECTIVELY                             1,081,199         1,176,027
                                                               ----------        ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $729,450
             AND $858,650 AT APRIL 30, 2003
             AND OCTOBER 31, 2002, RESPECTIVELY                   558,888           622,388
                                                               ----------        ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                    454,279           517,939
       DEFERRED LEASING AND FINANCING COSTS                        16,261            13,366
       DEPOSITS AND OTHER                                         210,902           210,902
                                                               ----------        ----------

                                                                  681,442           742,207
                                                               ----------        ----------

                                                               $6,266,887        $6,512,871
                                                               ==========        ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2003 AND OCTOBER 31, 2002

                                                               APRIL 30,           OCTOBER 31,
                                                                 2003                 2002
                                                              (UNAUDITED)           (AUDITED)
                                                             ------------         ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       CURRENT PENSION LIABILITY                             $    224,492         $    224,492
       REAL ESTATE TAXES PAYABLE                                  172,580              451,958
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      425,247              574,974
       INCOME TAXES PAYABLE                                         4,268                9,892
                                                             ------------         ------------

         TOTAL CURRENT LIABILITIES                                826,587            1,261,316
                                                             ------------         ------------

LONG-TERM DEBT, RELATED PARTY                                   2,667,000            2,667,000
                                                             ------------         ------------

LONG-TERM PENSION LIABILITY                                       605,247              605,247
                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,647,993 AND
       5,647,993 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2003 AND OCTOBER 31, 2002,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 56,479,930
       AND $56,479,930 AT APRIL 30, 2003 AND
       OCTOBER 31, 2002, RESPECTIVELY                              56,480               56,480

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT APRIL 30, 2003 AND OCTOBER 31, 2002,
       RESPECTIVELY                                                53,138               53,138

  ADDITIONAL PAID-IN CAPITAL                                   28,042,499           27,958,498

  ACCUMULATED DEFICIT                                         (12,605,120)         (12,709,864)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                              (11,003,545)         (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                                  (2,375,399)          (2,375,399)
                                                             ------------         ------------

                                                                2,168,053            1,979,308
                                                             ------------         ------------

                                                             $  6,266,887         $  6,512,871
                                                             ============         ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002

                                               2003              2002
                                           (UNAUDITED)       (UNAUDITED)
                                           -----------       -----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                1,801,636         1,906,154
    FEED AND BEDDING INCOME                    111,350           121,449
    RENTAL INCOME                                1,868             3,624
    OTHER INCOME                                86,202           110,886
                                            ----------        ----------

                                             2,001,056         2,142,113
                                            ----------        ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                    689,921           798,620
    OTHER OPERATING AND MAINTENANCE            377,101           488,564
    FEED AND BEDDING EXPENSE                    94,676            96,762
    DEPRECIATION AND AMORTIZATION               10,531            11,807
    TAXES OTHER THAN INCOME TAXES               91,149           127,949
    GENERAL AND ADMINISTRATIVE                 223,119           240,993
                                            ----------        ----------

                                             1,486,497         1,764,695
                                            ----------        ----------

INCOME FROM STOCKYARD OPERATIONS               514,559           377,418
                                            ----------        ----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                     $  369,500        $  189,503
    EXCHANGE BUILDING RENTAL INCOME            229,481           249,771
    OUTSIDE REAL ESTATE RENT                   249,476           271,296
    OTHER INCOME                                   130                 0
                                            ----------        ----------

                                               848,587           710,570
                                            ----------        ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                   243,389            97,836
    LABOR, OPERATING AND MAINTENANCE           232,883           231,591
    DEPRECIATION AND AMORTIZATION               63,314            66,743
    TAXES OTHER THAN INCOME TAXES               74,400            60,600
    GENERAL AND ADMINISTRATIVE                  24,223            22,985
                                            ----------        ----------

                                               638,209           479,755
                                            ----------        ----------

INCOME FROM REAL ESTATE OPERATIONS             210,378           230,815
                                            ----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
                                  Continued ...

                                                  2003                2002
                                               (UNAUDITED)         (UNAUDITED)
                                               -----------         -----------

GENERAL AND ADMINISTRATIVE EXPENSE                (430,537)           (461,998)
                                               -----------         -----------

INCOME FROM OPERATIONS                             294,400             146,235
                                               -----------         -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                              128             323,399
  INTEREST EXPENSE                                (133,350)           (133,350)
  INCOME FROM ART SALES                             27,566              11,705
  REALIZED GAIN (LOSS) ON INVESTMENTS                    0                   0
  OTHER EXPENSE                                          0                   0
                                               -----------         -----------

                                                  (105,656)            201,754
                                               -----------         -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                     188,744             347,989

PROVISION FOR INCOME TAXES                               0                   0
                                               -----------         -----------

NET INCOME                                         188,744             347,989

OTHER COMPREHENSIVE INCOME:

  UNREALIZED GAIN (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                     0                   0
                                               -----------         -----------

COMPREHENSIVE INCOME                           $   188,744         $   347,989
                                               ===========         ===========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                  $      0.02         $      0.04
                                               ===========         ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                    4,327,000           4,327,000
                                               ===========         ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002

                                              2003             2002
                                          (UNAUDITED)      (UNAUDITED)
                                          -----------      -----------

STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                799,725          826,951
    FEED AND BEDDING INCOME                   48,462           52,527
    RENTAL INCOME                                844              797
    OTHER INCOME                              50,294           76,455
                                            --------        ---------

                                             899,325          956,730
                                            --------        ---------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                  324,704          391,077
    OTHER OPERATING AND MAINTENANCE          184,291          233,064
    FEED AND BEDDING EXPENSE                  40,817           41,236
    DEPRECIATION AND AMORTIZATION              5,265            5,574
    TAXES OTHER THAN INCOME TAXES             44,261           63,880
    GENERAL AND ADMINISTRATIVE               104,440          107,881
                                            --------        ---------

                                             703,778          842,712
                                            --------        ---------

INCOME FROM STOCKYARD OPERATIONS             195,547          114,018
                                            --------        ---------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                     $252,500        $ 189,503
    EXCHANGE BUILDING RENTAL INCOME          113,475          124,014
    OUTSIDE REAL ESTATE RENT                 125,776          143,706
    OTHER INCOME                                 130             (118)
                                            --------        ---------

                                             491,881          457,105
                                            --------        ---------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                 187,842           97,836
    LABOR, OPERATING AND MAINTENANCE         127,673          122,998
    DEPRECIATION AND AMORTIZATION             30,995           31,458
    TAXES OTHER THAN INCOME TAXES             37,200           30,300
    GENERAL AND ADMINISTRATIVE                11,940           11,246
                                            --------        ---------

                                             395,650          293,838
                                            --------        ---------

INCOME FROM REAL ESTATE OPERATIONS            96,231          163,267
                                            --------        ---------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                  Continued ...

                                                  2003                2002
                                               (UNAUDITED)         (UNAUDITED)
                                               -----------         -----------

GENERAL AND ADMINISTRATIVE EXPENSE                (216,803)           (234,333)
                                               -----------         -----------

INCOME FROM OPERATIONS                              74,975              42,952
                                               -----------         -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                               56                  46
  INTEREST EXPENSE                                 (66,675)            (66,675)
  INCOME FROM ART SALES                             (5,157)             (4,872)
  REALIZED GAIN (LOSS) ON INVESTMENTS                    0                   0
  OTHER EXPENSE                                          0                   0
                                               -----------         -----------

                                                   (71,776)            (71,501)
                                               -----------         -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       3,199             (28,549)

PROVISION FOR INCOME TAXES                               0                   0
                                               -----------         -----------

NET INCOME (LOSS)                                    3,199             (28,549)

OTHER COMPREHENSIVE INCOME (LOSS):

  UNREALIZED GAIN (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                     0                   0
                                               -----------         -----------

COMPREHENSIVE INCOME (LOSS)                    $     3,199         $   (28,549)
                                               ===========         ===========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                  $     (0.01)        $     (0.02)
                                               ===========         ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                    4,327,000           4,327,000
                                               ===========         ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2002 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2003 (UNAUDITED)

                                    COMMON STOCK            PREFERRED STOCK
                                    NUMBER                  NUMBER
                                      OF                      OF
                                    SHARES       AMOUNT     SHARES           AMOUNT
BALANCE, OCTOBER 31, 2001        5,313,794       $53,138    4,998,446        $49,984
 NET INCOME                              0             0            0              0
 PREFERRED STOCK DIVIDEND                0             0      649,547          6,496
 MINIMUM PEN. LIAB. ADJ.                 0             0            0              0
                                ------------------------   -------------------------

BALANCE, OCTOBER 31, 2002        5,313,794       $53,138    5,647,993        $56,480
 NET INCOME                              0             0            0              0
 PREFERRED STOCK DIVIDEND                0             0            0              0
 MINIMUM PEN. LIAB. ADJ.                 0             0            0              0
                                ------------------------   -------------------------

BALANCE, APRIL 30, 2003          5,313,794       $53,138    5,647,993        $56,480
                                ========================   =========================

                              ADDITIONAL                                         TREASURY
                                PAID-IN        ACCUMULATED    COMPREHENSIVE        STOCK,
                                CAPITAL          DEFICIT      (LOSS) INCOME       AT COST
BALANCE, OCTOBER 31, 2001   $27,848,561     ($13,019,374)     ($2,165,445)   ($11,003,545)
 NET INCOME                           0          425,990                0               0
 PREFERRED STOCK DIVIDEND       109,937         (116,480)               0               0
 MINIMUM PEN. LIAB. ADJ.              0                0         (209,954)              0
                            -----------     ------------      -----------    ------------

BALANCE, OCTOBER 31, 2002   $27,958,498     ($12,709,864)     ($2,375,399)   ($11,003,545)
 NET INCOME                           0          188,744                0               0
 PREFERRED STOCK DIVIDEND        84,001          (84,000)               0               0
 MINIMUM PEN. LIAB. ADJ.              0                0                0               0
                            -----------     ------------      -----------    ------------
BALANCE, APRIL 30, 2003     $28,042,499     ($12,605,120)     ($2,375,399)   ($11,003,545)
                            ===========     ============      ===========    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)

                                                    2003              2002
                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                     $ 188,744         $ 347,989
                                                 ---------         ---------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                    80,193            82,902
   GAIN  ON SALES OF REAL ESTATE                  (126,111)          (91,667)
   GAIN ON SX CITY STOCKYARDS AUCTION                    0           (54,804)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET               2,851            14,743
   ART INVENTORY, NET                               63,500            66,602
   PREPAID EXPENSES AND OTHER, NET                 (75,256)          152,146
   PAYABLES AND ACCRUED EXPENSES, NET             (434,729)         (642,086)
                                                 ---------         ---------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                     (300,808)         (124,175)
                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE               369,500           189,503
  CAPITAL EXPENDITURES                            (199,167)          (45,184)
                                                 ---------         ---------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                       170,333           144,319
                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                              0                 0
  REPAYMENT OF SHORT-TERM BORROWINGS                     0                 0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                0                 0
                                                 ---------         ---------
NET CASH (USED) BY FINANCING ACTIVITIES                  0                 0
                                                 ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                     (130,475)           20,144

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR          139,057            13,680
                                                 ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $   8,582         $  33,824
                                                 =========         =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $16,000 AND $9,000 AND
      INTEREST PAYMENTS OF $133,000 AND $133,000 IN THE SIX MONTH PERIODS ENDED APRIL 30, 2003 AND 2002, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

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

      Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

            Other Income (Expense) Items -- Art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. The sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.

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

            Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both April 30, 2003 and October 31, 2002, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

      D) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 101 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      E) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $16,000 and $9,000 and interest payments of $133,000 and $133,000 in the six month periods ended April 30, 2003 and 2002, respectively.

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

      J) Recent Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are required to adopt SFAS No. 143 effective November 1, 2002. We do not expect the impact of the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairments, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

      We are required to adopt SFAS 144 effective November 1, 2002, and plan to adopt its provisions for the quarter ending January 31, 2003. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material impact on our financial statements.

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2003 and the results of its operations and its cash flows for the six month period ended April 30, 2003. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2002 and the notes thereto which are contained in Canal's 2002 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2003.

4.    STOCKYARD OPERATIONS

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

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000 and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux city location in April 2002. The auction generated total sales of $114,000 and operating income of $58,000.

      On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately nine months to close this transaction.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $15,000 and $13,000 at April 30, 2003 and October 31, 2002, respectively.

      Stockyard operations resulted in operating income of $515,000 and $377,000 for the six month periods ended April 30, 2003 and 2002, respectively. Additionally, stockyard operations contributed $2,001,000 and $2,142,000 to Canal's revenues for the six month periods ended April 30, 2003 and 2002, respectively.

5.    REAL ESTATE OPERATIONS

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

      Real estate operations resulted in operating income of $210,000 and $231,000 for the six month periods ended April 30, 2003 and 2002, respectively. Additionally, real estate operations contributed $849,000 and $711,000 to Canal's revenues for the six month periods ended April 30, 2003 and 2002, respectively.

      As of April 30, 2003, there are approximately 101 acres of undeveloped land owned by Canal adjacent to its stockyard properties. Canal is continuing the program, which it started several years ago, to develop or sell this property.

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

      Antiquities and contemporary art represented 29% ($230,639) and 71% ($641,749) and 26% ($230,639) and 74% ($578,249) of total art inventory at April
30, 2003 and 2002, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2003 Canal applied against sales $179,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,054,450 as of April 30, 2003 as compared to $2,183,650 at October 31, 2002.

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

      Canal's art sales generated income of $28,000 (net of a decrease in the valuation allowance of $179,000) as compared to income of $12,000 (net of a decrease in the valuation allowance of $108,000) for the six month periods ended April 30, 2003 and 2002, respectively.

      The Company had approximately $175,000 of art inventory (at original cost) on consignment with third party dealers at both April 30, 2003 and October 31, 2002.

7.    INVESTMENTS AVAILABLE FOR SALE

      At April 30, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                     April 30,   October 31,
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

8.    BORROWINGS

      At April 30, 2003, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   April 30,   October 31,
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

9.    PROPERTY AND EQUIPMENT

      Included in property and equipment were the cost of buildings of approximately $2.5 million at April 30, 2003 and October 31, 2002.

10.   PENSION VALUATION RESERVE

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2003

      The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. More specifically, the Company's summary of significant accounting policies is on page 14 of this report.

      Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

      Other Income (Expense) Items -- Art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. The sale of investments available for sale, if any, are recognized, on a specific identification method, on a trade date basis.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 101 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      Long-Lived Assets -- The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the assets to the estimated future cash flows expected to result from the use of the asset. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      We may from time to time make written or oral forward-looking statements, including those contained in the following section. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this section that are not statements of historical fact may be deemed to be forward-looking statements. Factors which may effect our results include, but are not limited to, our ability to expand our customer base, our ability to develop additional and leverage our existing distribution channels for our products and solutions, dependance on strategic and channel partners including their ability to distribute our products and meet or renew their financial commitments, our ability to address international markets, the effectiveness of our sales and marketing activities, the acceptance of our products in the market place, the timing and scope of deployments of our products by customers, fluctuations in customer sales cycles, customers' ability to obtain additional funding, the emergence of new competitors in the marketplace, our ability to compete successfully against established competitors with greater resources, the uncertainty of future governmental regulation, our ability to manage growth, and obtain additional funds, general economic conditions and other risks discussed in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

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

      Canal recognized net income of $189,000 for the six month period ended April 30, 2003 as compared to net income of $348,000 for the same period in fiscal 2002. There were no adjustments necessary to arrive at comprehensive income for the periods presented. After recognition of preferred stock dividend payments of $84,000 and $156,000 for the six month periods ended April 30, 2003 and 2002, respectively, the Company recognized net income applicable to common stockholders of $105,000 ($0.02 per common share) and net income applicable to common stockholders of $192,000 ($0.04 per common share) for the six month periods ended April 30, 2003 and 2002, respectively. Included in the 2003 results is the sale of three parcels of land located in St. Paul, Minnesota and St. Joseph, Missouri which generated operating income of approximately $126,000 and the sale of a piece of contemporary art which generated other income of approximately $33,000. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues decreased slightly by $3,000 or 0.1% to $2,850,000 for the six month period ended April 30, 2003, as compared to revenues of $2,853,000 for the same period in fiscal 2002.

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

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006. As of April 30, 2003 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $9,000 at April 30, 2003 decreased $130,000 from $139,000 at October 31, 2002. Net cash used by operations in fiscal 2003 was $301,000. At April 30, 2003 and October 31, 2002, the Company's current liabilities exceeded current assets by $0.3 million and $0.6 million, respectively. Substantially all of the funds received by Canal from the sale of real estate and art were used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2003 will be from the proceeds, if any, of the sale of certain assets.

      Canal's cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

2003 COMPARED TO 2002

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2003 of $2,001,000 accounted for 70.2% of the fiscal 2003 revenues as compared to stockyard revenues of $2,142,000 or 75.1% for the same period in fiscal 2002. Stockyard revenues are comprised of yard handling and auction (90.0% and

89.0%), feed and bedding income (5.6% and 5.7%), rental income (0.1% and 0.1%) and other income (4.3% and 5.2%) for the six month periods ended April 30, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended April 30, 2003 of $899,000 accounted for 64.6% of the fiscal 2003 revenues as compared to stockyard revenues of $957,000 or 67.7% for the same period in fiscal 2002. Stockyard revenues are comprised of yard handling and auction (88.9% and 86.4%), feed and bedding income (5.4% and 5.5%), rental income (0.1% and 0.1%) and other income (5.6% and 8.0%) for the three month periods ended April 30, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2003 of $1,486,000 decreased by $279,000 (15.8%) from stockyard expenses of $1,765,000 for the same period in fiscal 2002. Stockyard expenses are comprised of labor and related costs (46.4% and 45.3%), other operating and maintenance (25.4% and 27.7%), feed and bedding expense (6.4% and 5.5%), depreciation and amortization (0.7% and 0.5%), taxes other than income taxes (6.1% and 6.3%) and general and administrative expense (15.0% and 13.7%) for the six month periods ended April 30, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2003 of $704,000 decreased by $139,000 (16.5%) from stockyard expenses of $843,000 for the same period in fiscal 2002. Stockyard expenses are comprised of labor and related costs (46.1% and 46.4%), other operating and maintenance (26.2% and 27.7%), feed and bedding expense (5.8% and 4.9%), depreciation and amortization (0.8% and 0.6%), taxes other than income taxes (6.3% and 7.6%) and general and administrative expense (14.8% and 12.8%) for the three month periods ended April 30, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $75,000, $118,000, and $124,000 for the three years ended October 31, 2002, 2001 and 2000, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. The auction generated total sales of $114,000 and operating income of $58,000.

      On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately nine months to close this transaction.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2003 of $849,000 accounted for 29.8% of the fiscal 2003 revenues as compared to real estate revenues of $711,000 or 24.9% for the same period in fiscal 2002. Real estate revenues are comprised of sale of real estate (43.5% and 26.7%), rental income from commercial office space in its Exchange Buildings (27.0% and 35.2%), rentals and other lease income from the rental of vacant land and certain structures (29.4% and 38.1%) and other income (0.1% and 0.0%) for the six months ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2003.

      Real estate revenues for the three months ended April 30, 2003 of $492,000 accounted for 35.4% of the fiscal 2003 revenues as compared to real estate revenues of $457,000 or 32.3% for the same period in fiscal 2002. Real estate revenues are comprised of sale of real estate (51.3% and 41.5%), rental income from commercial office space in its Exchange Buildings (23.1% and 27.1%), rentals and other lease income from the rental of vacant land and certain structures (25.6% and 31.4%) and other income (0.0% and 0.0%) for the three months ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2003.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2003 of $638,000 increased by $158,000 (33.0%) from real estate expenses of $480,000 for the same period in fiscal 2002. Real estate expenses are comprised of the cost of real estate sold (38.1% and 20.4%), labor, operating and maintenance (36.5% and 48.3%), depreciation and amortization (9.9% and 13.9%), taxes other than income taxes (11.7% and 12.6%) and general and administrative and other expenses (3.8% and 4.8%) for the six months ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2003.

      Real estate expenses for the three months ended April 30, 2003 of $396,000 increased by $102,000 (34.6%) from real estate expenses of $294,000 for the same period in fiscal 2002. Real estate expenses are comprised of the cost of real estate sold (47.5% and 33.3%), labor, operating and maintenance (32.3% and 41.9%), depreciation and amortization (7.8% and 10.7%), taxes other than income taxes (9.4% and 10.3%) and general and administrative and other expenses (3.0% and 3.8%) for the three months ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2003.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2003 of $431,000 decreased by $31,000 (6.8%) from expenses of $462,000 for the same period in fiscal 2002. The major components of general and administrative expenses are officers salaries (54.0% and 49.6%), rent (2.3% and 9.8%), legal and professional fees (1.0% and 0.8%), insurance (10.9% and 14.7%) and office salaries (8.9% and 8.1%) for the six month periods ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in rent expense (resulting from Canal's subletting substantially all of its New York office space)and insurance premiums for fiscal 2003.

      General and administrative expenses for the three months ended April 30, 2003 of $217,000 decreased by $17,000 (7.5%) from expenses of $234,000 for the same period in fiscal 2002. The major components of general and administrative expenses are officers salaries (53.4% and 48.9%), rent (2.9% and 9.8%), legal and professional fees (1.0% and 0.8%), insurance (10.8% and 14.5%) and office salaries (8.8% and 8.0%) for the three month periods ended April 30, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in rent expense (resulting from Canal's subletting substantially all of its New York office space)and insurance premiums for fiscal 2003.

Interest Expense

      Interest expense for the six months ended April 30, 2003 of $133,000 was unchanged from the same period in fiscal 2002. The principal balances outstanding as well as the interest rates (10%) on Canal's variable rate mortgage notes have remained unchanged for the past 12 months. At April 30, 2003 the outstanding balance of these notes was $2,667,000.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2003 of $0 decreased $323,000 (100.0%) from interest and other income of $323,000 for the same period in fiscal 2002. Included in the 2002 results is other income of approximately $323,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees.

Income (Loss) from Art Sales

      Other income from art sales for the six months ended April 30, 2003 of $28,000 increased by $16,000 from other income of $12,000 for the same period in fiscal 2002. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $103,000 and $90,000 for the six month periods ended April 30, 2003 and 2002, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $64,000 and $67,000 (net of a valuation allowance of $179,000 and $108,000) as well as selling, general and administrative expenses of $11,000 and $12,000 for the six month periods ended April 30, 2003 and 2002, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2003, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At April 30, 2002, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
           April 30,        ($ US)       Interest Rate      Value
         -----------      ----------     -------------      -----
            2003           $     0            N/A
            2004                 0            N/A
            2005                 0            N/A
            2006             2,667            10%
            2007                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,667                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party (See Note 8): it is not practicable to estimate the fair value of the related party debt.

Item IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2003 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

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

                                        Canal Capital Corporation
                                              Registrant


                                        /s/ Michael E. Schultz
                                        -------------------------
                                        Michael E. Schultz
                                        Chief Executive Officer &
                                        President


                                        /s/ Reginald Schauder
                                        -------------------------
                                        Reginald Schauder
                                        Vice President-Finance &
                                        Chief Financial Officer

Date: June 12, 2003

                                 CERTIFICATIONS

I, Michael E. Schultz, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Canal Capital Corporation and subsidiaries;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003


                                               /s/ Michael E. Schultz
                                               -----------------------
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, Reginald Schauder, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Canal Capital Corporation and subsidiaries;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light if the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003


                                               /s/ Reginald Schauder
                                               -----------------------
                                               Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Canal Capital Corporation and Subsidiaries, a Delaware corporation (the "Company"), does hereby certify that:

      The Quarterly Report of Form 10-Q for the six months ended April 30, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: June 12, 2003                          /s/ Michael E. Schultz
                                             -----------------------
                                             Chief Executive Officer


Date: June 12, 2003                          /s/ Reginald Schauder
                                             -----------------------
                                             Chief Financial Officer