Form 10-K/A
period 2002-10-31
CANAL CAPITAL CORP
filed 2003-07-03
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                Amendment No. 1

          |X|   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

          |_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                        Commission File Number 002-96666

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                       PART I                               Page
                                                                            ----

ITEM  1. Business .......................................................      1

ITEM  2  Properties .....................................................      8

ITEM  3. Legal Proceedings ..............................................      9

ITEM  4. Submission of Matters to a Vote of Stockholders ................      9

                                     PART II

ITEM  5. Market for Registrant's Common Stock and Related
         Stockholder Matters ............................................     10

ITEM  6. Selected Financial Data ........................................     11

ITEM  7. Management's Discussion and Analysis of the
         Results of Operations and Financial Condition ..................     13

ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk ....................................................     24

ITEM  8. Financial Statements and Supplementary Data ....................     24

ITEM  9. Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure ............................     24

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant .............     25

ITEM 11. Executive Compensation .........................................     26

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management .................................................     29

ITEM 13. Certain Relationships and Related Transactions .................     31

ITEM 14. Controls and Procedures ........................................     31

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ............................................     32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ..............................    F-1

SIGNATURES ..............................................................    S-1

CERTIFICATIONS ..........................................................    S-2

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

      Canal is engaged in two distinct businesses -- real estate and stockyard operations.

      Real Estate Operations - Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (two of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

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

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation (two of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2002 include:

                                                                  Leased
                    Year       Total     Exchange     Stkyds     to Third       Held for
  Location        Acquired    Site(2)     Bldgs.    Opertns(1)    Parties    Development(3)
  --------        --------    -------     ------    ----------    -------    --------------
St. Joseph, MO      1942         92         2           21            0             69
S. St. Paul, MN     1937         26         5            0           10             11
Sioux City, IA      1937         52         0            0           19             33
Omaha, NE           1976         11         0            0           11              0
Sioux Falls, SD     1937         31         1           30            0              0
                                ---         -           --           --            ---
    Total                       212         8           51           40            113
                                ---         -           --           --            ---

The following schedule shows the average occupancy rate and average rental rate at each of Canal's three Exchange Buildings:

                                2002                        2001
                       ----------------------     -----------------------
                       Occupancy   Average(4)     Occupancy    Average(4)
Location                  Rate    Rental Rate        Rate     Rental Rate
--------               ---------  -----------     ---------   -----------
St. Joseph, MO             75%      $ 4.75            75%       $ 4.75

S. St. Paul, MN            74%      $12.00            60%       $12.00

Sioux Falls, SD            90%      $ 7.00            90%       $ 7.00

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

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stock Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2002 as reported on the "pink sheets" were:

                                   Fiscal 2002           Fiscal 2001
                               -----------------     ------------------
Quarter Ended                    High       Low        High        Low
-------------                    ----       ---        ----        ---

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

                       (000'S OMITTED, EXCEPT PER SHARE DATA)

     YEARS ENDED OCTOBER 31,                   2002          2001        2000          1999           1998
                                             --------------------------------------------------------------
OPERATING DATA:
REVENUES FROM CONTINUING OPERATIONS          $5,413(1)    $ 5,262(2)   $ 5,768(3)     $7.584(4)     $ 4.457(5)

NET INCOME (LOSS)                            $  426         ($773)       ($922)       $1,285        ($1,413)

INCOME (LOSS) PER SHARE:

BASIC                                        $ 0.07        ($0.25)      ($0.27)       $ 0.24         ($0.37)

DILUTED                                      $ 0.07        ($0.25)      ($0.27)       $ 0.24         ($0.37)

   CASH DIVIDENDS PAID                       $ 0.00       $  0.00      $  0.00        $ 0.00        $  0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                     4,327         4,327        4,327         4,327          4,327

  - DILUTED                                   4,327         4,327        4,327         4,327          4,327

     AT OCTOBER 31,                           2002          2001         2000          1999           1998
                                             --------------------------------------------------------------
BALANCE SHEET DATA:

  CURRENT ASSETS                             $  636       $   602      $ 1,569        $1,661        $ 1,197
  PROPERTY ON OPERATING LEASES, NET           3,337         3,302        3,098         3,088          5,861
  PROPERTY USED AS STOCKYARDS                 1,176         1,281        1,237         1,248              0
  ART INVENTORY NON-CURRENT                     622           934          697           735            949
  OTHER ASSETS                                  742           859          860         1,202          1,500
                                             --------------------------------------------------------------

TOTAL ASSETS                                 $6,513       $ 6,978      $ 7,461        $7,934        $ 9,507
                                             --------------------------------------------------------------

  CURRENT LIABILITIES                        $1,867       $ 2,548      $ 2,215        $1,965        $ 2,186
  LONG-TERM DEBT                              2,667         2,667        2,522         2,612          5,167
  STOCKHOLDERS' EQUITY                        1,979         1,763        2,724         3,357          2,154
                                             --------------------------------------------------------------

TOTAL LIAB. & STOCKHOLDERS' EQUITY (6)       $6,513       $ 6,978      $ 7,461        $7,934        $ 9,507
                                             --------------------------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END         4,327         4,327        4,327         4,327          4,327

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. More specifically, the Company's summary of significant accounting policies is on page F-11 of this report.

                     SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

(000'S OMITTED, EXCEPT PER SHARE DATA)

                                                    QUARTER ENDED
                                    JAN. 31,   APRIL 30,    JULY 31,    OCT. 31,
                                     2002        2002        2002         2002

REVENUES                            $1,439      $1,434      $1,283      $ 1,257
                                    ======      ======      ======      =======
NET INCOME (LOSS)                   $  377        ($29)     $   83          ($5)
                                    ======      ======      ======      =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                           $ 0.07      ($0.02)     $ 0.04       ($0.01)
                                    ======      ======      ======      =======
  - DILUTED                         $ 0.07      ($0.02)     $ 0.04       ($0.01)
                                    ======      ======      ======      =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                            4,327       4,327       4,327        4,327
                                    ======      ======      ======      =======
  - DILUTED                          4,327       4,327       4,327        4,327
                                    ======      ======      ======      =======

                                                    QUARTER ENDED
                                   JAN. 31,    APRIL 30,   JULY 31,    OCT. 31,
                                     2001        2001        2001        2001

REVENUES                            $1,547      $1,300      $1,019      $ 1,387
                                    ======      ======      ======      =======
NET INCOME (LOSS)                   $  115       ($140)      ($237)       ($511)
                                    ======      ======      ======      =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                           $ 0.01      ($0.05)     ($0.07)      ($0.11)
                                    ======      ======      ======      =======
  - DILUTED                         $ 0.01      ($0.05)     ($0.07)      ($0.11)
                                    ======      ======      ======      =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                            4,327       4,327       4,327        4,327
                                    ======      ======      ======      =======
  - DILUTED                          4,327       4,327       4,327        4,327
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

      At October 31, 2002, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         October 31,        ($ US)       Interest Rate      Value
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
                           -------

      (A) Long-term debt related party (See Note 6): it is not practicable to estimate the fair value of the related party debt (See Note 18).

ITEM 8. Financial Statements and Supplemental Data

      The financial statements filed as part of this annual report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto and are set forth on pages F-2 through F-31 included in Item 15(A) of the report.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

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

             SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                           Year                  Salary
------------------                      ----                  ------

Michael E. Schultz                      2002                $ 175,000
President and Chief                     2001                $ 175,000
  Executive Officer                     2000                $ 175,000

Asher B. Edelman                        2002                $ 175,000
Chairman of the Board                   2001                $ 175,000
  and Executive Committee               2000                $ 175,000

Reginald Schauder                       2002                $ 108,700
Vice President, Chief                   2001                $ 108,700
  Financial Officer                     2000                $ 108,700
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

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Value

                           Number of Securities            Value of Unexercised
                           Underlying Unexercised          In-the-Money Options
Name                       Options at Fiscal Year End      At Fiscal Year End
----                       --------------------------      ---------------------

Michael E. Schultz                    5,500*                   $   -0-

Asher B. Edelman                          0                    $   -0-

Reginald Schauder                         0                    $   -0-

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

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2003 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock
     ----                      ----------------------    ---------------

Asher B. Edelman                   2,323,355 (c)             53.70

Michael E. Schultz                    64,335 (c)              1.49

William G. Walters                   234,440 (b)              5.42

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

                                No. of Common Shares        Percent of Class
     Name                      Beneficially owned (a)        of Common Stock
     ----                      ----------------------       ----------------

Gerald Agranoff                            0                      0.00

Asher B. Edelman                   2,323,355(b)(c)               53.70

Reginald Schauder                        100(d)                   0.01

Michael E. Schultz                    64,335(e)(f)                1.49

All Directors and Officers
  as a group (4 persons)           2,387,790                     55.11

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
              St. Joseph Stockyards
              St. Paul Union Stockyards
              Sioux City Stockyards

Note: All subsidiaries are 100% owned

      25      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

              Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Canal Capital Corporation and Subsidiaries, a Delaware corporation (the "Company"), does hereby certify that:

              The Annual Report of Form 10-K for the year ended October 31, 2002 (the "Form 10-k") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 28, 2003                                   /S/ Michael E. Schultz
                                                         -----------------------
                                                         Chief Executive Officer


Date: January 28, 2003                                   /S/ Reginald Schauder
                                                         -----------------------
                                                         Chief Financial Officer

INVESTOR INFORMATION

Annual Meeting                             Corporate Headquarters

The Annual Meeting of Shareholders         7l7 Fifth Avenue 15th floor
of Canal Capital Corporation will          New York, NY  10022
be held in our offices at 717
Fifth Avenue, 15th floor, New York, NY,
on a date to be announced.

                                           Stock Certificates

The Board of Directors of Canal            Inquiries regarding change of
Capital Corporation urges all              name or address, or to replace
shareholders to vote their shares          lost certificates should be made
in person or by proxy and thus             directly to American Stock
participate in the decisions that          Transfer and Trust Co.,
will be made at the annual meeting.        59 Maiden  Lane, New York, NY 10007
                                           or telephone (718) 921-8200

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Independent Auditors Report...............................         F-2

         Consolidated Balance Sheets October 31, 2002 and 2001.....         F-3

         Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the years ended October 31, 2002,
             2001 and 2000.........................................         F-5

         Consolidated Statements of Changes in Stockholders'
            Equity for the years ended October 31, 2002, 2001
            and 2000...............................................         F-7

         Consolidated Statements of Cash Flows for the
            years ended October 31, 2002, 2001 and 2000............         F-8

         Notes to Consolidated Financial Statements................         F-9

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

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001

                                                             2002            2001
                                                             ----            ----
                       ASSETS

ASSETS:
       CASH AND CASH EQUIVALENTS                          $  139,057     $   13,680
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
              ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
              ZERO AT BOTH OCTOBER 31, 2002 AND 2001         125,227        127,771
       ART INVENTORY, NET OF A VALUATION ALLOWANCE
              OF $ 1,325,000 AND $1,750,000 AT
              OCTOBER 31, 2002 AND 2001, RESPECTIVELY        250,000        250,000
       STOCKYARDS INVENTORY                                   13,017         16,213
       INVESTMENTS                                             7,405         21,392
       PREPAID EXPENSES                                      100,799        172,625
                                                          ----------     ----------

            TOTAL CURRENT ASSETS                             635,505        601,681
                                                          ----------     ----------

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
                                                          ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001

                                                            2002             2001
                                                            ----             ----
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        ACCOUNTS PAYABLE AND OTHER ACCRD EXPENSES       $    574,974      $  1,597,525
        INCOME TAXES PAYABLE                                   9,892             9,857
                                                        ------------      ------------

         TOTAL CURRENT LIABILITIES                           584,866         1,607,382
                                                        ------------      ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                           829,739           449,857
       REAL ESTATE TAXES PAYABLE                             451,958           490,847
                                                        ------------      ------------

         TOTAL NON-CURRENT LIABILITIES                     1,281,697           940,704
                                                        ------------      ------------

LONG-TERM DEBT, RELATED PARTY                              2,667,000         2,667,000
                                                        ------------      ------------

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

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000

                                   COMMON STOCK             PREFERRED STOCK
                               NUMBER                     NUMBER
                                 OF                         OF
                               SHARES        AMOUNT       SHARES        AMOUNT
BALANCE, NOVEMBER 1, 1999     5,313,794     $  53,138    3,879,258     $  38,793
 NET (LOSS)                           0             0            0             0
 PREFERRED STOCK DIVIDEND             0             0      528,356         5,283
 MINIMUM PEN. LIAB. ADJ               0             0            0             0
                              -----------------------    -----------------------

BALANCE, OCTOBER 31, 2000     5,313,794     $  53,138    4,407,614     $  44,076
 NET (LOSS)                           0             0            0             0
 PREFERRED STOCK DIVIDEND             0             0      590,832         5,908
 MINIMUM PEN. LIAB. ADJ               0             0            0             0
                              -----------------------    -----------------------

BALANCE, OCTOBER 31, 2001     5,313,794     $  53,138    4,998,446     $  49,984
 NET INCOME                           0             0            0             0
 PREFERRED STOCK DIVIDEND             0             0      649,547         6,496
 MINIMUM PEN. LIAB. ADJ               0             0            0             0
                              -----------------------    -----------------------
BALANCE, OCTOBER 31, 2002     5,313,794     $  53,138    5,647,993     $  56,480
                              =======================    =======================

                               ADDITIONAL                                           TREASURY
                                PAID-IN         ACCUMULATED      COMPREHENSIVE       STOCK,
                                CAPITAL            DEFICIT       (LOSS)INCOME        AT COST
BALANCE, NOVEMBER 1, 1999     $ 27,274,159     ($10,758,188)     ($2,246,901)     ($11,003,545)
 NET (LOSS)                              0         (921,582)                0                 0
 PREFERRED STOCK DIVIDEND          270,894         (265,537)                0                 0
 MINIMUM PEN. LIAB. ADJ                  0                0           (66,445)                0
 TRANSFER OF UNREALIZED
 (LOSS) ON INVESTMENT TO
 A REALIZED (LOSS)                       0                0           343,725                 0
                              ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 2000     $ 27,545,053     ($11,945,307)     ($1,969,621)     ($11,003,545)
 NET (LOSS)                              0         (772,547)                0                 0
 PREFERRED STOCK DIVIDEND          303,508         (301,520)                0                 0
 MINIMUM PEN. LIAB. ADJ                  0                0          (195,824)                0
                              ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 2001     $ 27,848,561     ($13,019,374)     ($2,165,445)     ($11,003,545)
 NET INCOME                              0          425,990                 0                 0
 PREFERRED STOCK DIVIDEND          109,937         (116,480)                0                 0
 MINIMUM PEN. LIAB. ADJ                  0                0          (209,954)                0
                              ------------     ------------      ------------      ------------
BALANCE, OCTOBER 31, 2002     $ 27,958,498     ($12,709,864)     ($2,375,399)     ($11,003,545)
                              ============     ============      ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                                  2002            2001             2000
                                                  ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                           $   425,990      $  (772,547)     $  (921,582)
                                              -----------      -----------      -----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                  170,352          183,576          151,808
   GAIN  ON SALES OF REAL ESTATE                 (455,297)        (260,132)        (279,588)
   VALUATION RESERVE - ART INVENTORY             (508,500)         (35,800)         (50,750)
   REALIZED LOSS ON INVESTMENTS                    13,987           47,249          466,917
   GAIN ON AUCTION AT SX CITY STOCKYARDS          (54,804)               0                0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET              2,544          608,617         (415,323)
   ART INVENTORY, NET                             311,351          (22,882)         (12,500)
   PREPAID EXPENSES AND OTHER, NET                215,612         (254,745)          21,420
   PAYABLES AND ACCRUED EXPENSES, NET            (681,523)         332,983          325,384
                                              -----------      -----------      -----------

NET CASH (USED) BY OPERATING ACTIVITIES          (560,288)        (173,681)        (714,214)
                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE              818,671          426,240          684,516
  PROCEEDS FROM SIOUX CITY AUCTION                114,307                0                0
  CAPITAL EXPENDITURES                           (247,313)        (471,148)        (134,514)
                                              -----------      -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         685,665          (44,908)         550,002
                                              -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                             0          145,000        1,775,000
  REPAYMENT OF SHORT-TERM BORROWINGS                    0                0          (75,000)
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS               0                0       (1,864,710)
                                              -----------      -----------      -----------
NET CASH (USED) BY FINANCING ACTIVITIES                 0          145,000         (164,710)
                                              -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     125,377          (73,589)        (328,922)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR          13,680           87,269          416,191
                                              -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR      $   139,057      $    13,680      $    87,269
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

      Canal is engaged in two distinct businesses - real estate and stockyard operations.

      Real Estate Operations - Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyards operation (two of which are operated by the company) and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from rental income from its Exchange Buildings, lease income from land and structures leased to various commercial and retail enterprises and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      J) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

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

      O) Recent Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are required to

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

adopt SFAS No. 143 effective November 1, 2002. We do not expect the impact of the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

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

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94- 3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material impact on our financial statements.

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

5. BORROWINGS

      At October 31, 2002, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                               October 31,
                                                          --------------------
($ 000's Omitted)                                           2002        2001
-----------------                                           ----        ----
Variable rate mortgage notes due
  May 15, 2006 - related party ..................         $ 2,667     $  2,667
Other Note ......................................               0            0
                                                          -------     --------
Total ...........................................           2,667        2,667
Less -- current maturities ......................               0            0
                                                          -------     --------
Long-term debt                                            $ 2,667     $  2,667
                                                          -------     --------

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

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                  2002       2001      2000
                                                  ----       ----      ----

      Computed Expected Tax Expense(Benefit)     $ 149      $(270)     $(323)
      Change in Valuation Allowance                 81        236        318
      Inventory Valuation Differences             (178)       (13)       (18)
      Other                                        (52)        47         23
                                                 -----      -----      -----
                                                 $   0      $   0      $   0
                                                 =====      =====      =====

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

      Assumptions used in computing the 2002, 2001 and 2000 pension cost were:

                                                     2002     2001     2000
                                                     ----     ----     ----

      Discount rate ...........................      7.00%    7.00%    8.00%
      Rate of increase in compensation
        level .................................      5.50%    5.50%    6.50%
      Expected long-term rate of return
        on assets .............................      9.00%    9.00%   10.00%

      Net periodic pension cost for plan years ended October 31, 2002, 2001 and 2000 included the following components:

                                                           Plan Year
      ($ 000's Omitted)                             2002      2001      2000
      -----------------                             ----      ----      ----

      Service costs - benefits earned during
        the period ............................    $  12      $  10    $  10
      Interest cost on projected benefit
        obligation ............................      120        111      109
        Net (Return) loss on assets ...........       94         46       26
      Net amortization and deferral ...........      (54)       (54)     (54)
                                                   -----      -----    -----
      Net period pension cost .................    $ 172      $ 113    $  91
                                                   -----      -----    -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2002 and 2001.

                                                              Plan Year
                                                              ---------
      ($ 000's Omitted)                                    2002          2001
      -----------------                                    ----          ----
      Change in benefit obligation
      Benefit obligation at beginning of year            $ 1,597      $ 1,437
      Service cost                                            12           10
      Interest cost                                          120          111
      Plan participants' contributions                         0            0
      Amendments                                               0            0
      Actuarial gain                                         181          148
      Benefits paid                                         (140)        (109)
                                                         -------      -------
      Benefit obligation at end of year                  $ 1,770      $ 1,597
                                                         -------      -------

      Change in plan assets
      Fair value of plan assets at beginning of year     $   848      $   682
      Actual return on plan assets                           (20)           0
      Employer contribution                                  265          317
      Plan participants' contributions                         0            0
      Plan expenses                                          (49)         (41)
      Benefits paid                                         (140)        (109)
                                                         -------      -------
      Fair value of plan assets at end of year           $   904      $   848
                                                         -------      -------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Antiquities and contemporary art represented 26% ($230,639) and 74% ($641,749) and 46% ($541,990) and 54% ($641,749) of total art inventory at
October 31, 2002 and 2001, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2002 and 2001 as follows ($ 000's Omitted):

                    Current Portion         Non-Current Portion              Total
                    ---------------         -------------------       ------------------
                   2002         2001         2002         2001        2002          2001
                   ----         ----         ----         ----        ----          ----
Antiquities      $   575      $ 1,000      $    31      $   426      $   606      $ 1,426
Contemporary       1,000        1,000        1,450        1,450        2,450        2,450
Valuation
 Allowance        (1,325)      (1,750)        (859)        (942)      (2,184)      (2,692)
                 -------      -------      -------      -------      -------      -------

Net Value        $   250      $   250      $   622      $   934      $   872      $ 1,184
                 -------      -------      -------      -------      -------      -------

      The Company's valuation allowance for the three years ended October 31, 2002, 2001 and 2000 is as follows:

                                             Balance at                Balance
                                             Beginning                at End of
                                             of Period    Deductions    Period
                                             ----------   ----------  ---------

Year ended October 31, 2002
 Deducted from art inventories:
   Reserve for valuation allowance            $ 2,692      $ (508)     $ 2,184

Year ended October 31, 2001
 Deducted from art inventories:
   Reserve for valuation allowance            $ 2,728      $  (36)     $ 2,692

Year ended October 31, 2000
 Deducted from art inventories:
   Reserve for valuation allowance            $ 2,779      $  (51)     $ 2,728

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
                                                 --------
                                                 $717,000
                                                 ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Rent expense under these and other operating leases for the years ended October 31, 2002, 2001 and 2000 were as follows:

      ($ 000's Omitted)                            2002        2001      2000
      -----------------                            ----        ----      ----
      Minimum rentals .....................       $   97      $  90     $  90
           Less: sublease rentals .........          (42)         0         0
                                                  ------      -----     -----
                                                  $   55      $  90     $  90
                                                  ------      -----     -----

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Transactions under these plans are summarized as follows:

                                                    Shares    Option Price Range
                                                    ------    ------------------

      Balance outstanding October 31, 2000....      308,500     $0.125-$0.810
      Options granted ........................            0           --
      Options expired ........................     (278,000)    $0.125-$0.810
                                                   --------     -------------

      Balance outstanding October 31, 2001....       30,500     $0.125-$0.250
      Options granted                                     0           --
      Options expired                               (25,000)    $0.125-$0.250
                                                   --------     -------------

      Balance outstanding October 31, 2002....        5,500     $0.125-$0.125
                                                   --------     -------------

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

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2002, 2001 and 2000 were:

                                          For the Year Ended October 31, 2002
                                        ---------------------------------------
                                           Income         Shares      Per-share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------   ---------

Net income                              $   426,000

Less preferred stock dividends             (116,000)
                                        -----------

Income available to common stock-
 holders-basic earnings per share           310,000      4,327,000     $ 0.07
                                                                       ======

Effect of dilutive securities:
  Options (antidilutive)                       N/A          N/A
                                        -----------      ---------

Income available to common stock-
 holders-diluted earnings per share     $   310,000      4,327,000     $ 0.07
                                        ===========      =========     ======

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                           For the Year Ended October 31, 2001
                                       -----------------------------------------
                                           Income         Shares      Per-share
                                         (Numerator)   (Denominator)   Amount
                                       -----------   -------------   ----------
Net (loss)                                 (773,000)

Less preferred stock dividends             (302,000)

(Loss) available to common stock-
 holders-basic earnings per share        (1,075,000)     4,327,000    $(0.25)
                                                                      ======

Effect of dilutive securities:

  Options (antidilutive)                        N/A           N/A
                                        -----------      ---------

(Loss) available to common stock-
 holders-diluted earnings per share     $(1,075,000)     4,327,000    $(0.25)
                                        ===========      =========    ======


                                          For the Year Ended October 31, 2000
                                       ----------------------------------------
                                          Income         Shares      Per-share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ----------

Net (loss)                             $  (922,000)

Less preferred stock dividends            (266,000)
                                       -----------

(Loss) available to common stock-
 holders-basic earnings per share       (1,188,000)     4,327,000     $(0.27)
                                                                      ======

Effect of dilutive securities:

   Options (antidilutive)                      N/A            N/A
                                       -----------      ---------

(Loss) available to common stock-
 holders-diluted earnings per share    $(1,188,000)     4,327,000     $(0.27)
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

                                                    October 31,
                                           ------------------------------
      ($ 000's Omitted)                    2002         2001         2000
      -----------------                    ----         ----         ----
      Identifiable assets:
        Real estate ...............       $4,007       $4,092       $4,458
        Stockyard operations ......        1,448        1,497        1,500
        Corporate .................        1,058        1,389        1,503
                                          ------       ------       ------
                                          $6,513       $6,978       $7,461
                                          ------       ------       ------

       ($ 000's Omitted)                   2002          2001        2000
       -----------------                   ----          ----        ----
       Capital expenditures:
        Real estate ...............       $  214       $  393       $  120
        Stockyard operations ......           29           70            6
        Corporate .................            4            8            9
                                          ------       ------       ------
                                          $  247       $  471       $  135
                                          ------       ------       ------

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

                                                      October 31,
                                           2002                      2001
                                           ----                      ----
($ 000's Omitted)
-----------------
                                   Carrying     Fair       Carrying      Fair
                                    Amount      Value       Amount       Value
                                   --------     ------     --------     ------
Cash and
 cash equivalents                   $  139      $  139      $   14      $   14
                                    ------      ------      ------      ------

Current Portion of Long-
 Term Debt                               0           0           0           0
                                    ------      ------      ------      ------

Long-Term Debt                           0           0           0           0
                                    ------      ------      ------      ------

Long-Term Debt - Related
 Party                               2,667         (d)       2,667         (d)
                                    ------      ------      ------      ------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18. Property on Operating Leases

      Property on operating leases consist of approximately 45 acres of land located in New York, New York; Omaha, Nebraska; S. St. Paul, Minnesota and Sioux City, Iowa. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, truck stops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at October 31, 2002 is as follows (000's omitted):

                                                 Capitalized Cost
                                                   Subsequent to
                           Initial Cost          Acquisition Date
                        -------------------     -------------------                 Carrying
                                  Bldgs. &                Bldgs. &       Accum.       Value
Description (1)         Land      Imprvmts.     Land      Imprvmts.       Depr.     10/31/02
---------------         ----      ---------     ----      ---------      ------     --------
New York office
Various leasehold      $     0     $   153     $     0     $    23      $  (145)     $    31
improvements

11 acres of land
in Omaha, NE             1,200           0           0          10           (2)       1,208
Acquired in 1976

15 acres of land
in S. St. Paul, MN         125       1,220           0         748         (911)       1,182
Acquired in 1937

19 acres of land
in Sioux City, IA          916           0           0           0            0          916
Acquired in 1937       -------     -------     -------     -------      -------      -------
                       $ 2,241     $ 1,373     $     0     $   781      $(1,058)     $ 3,337
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2002, 2001 and 2000 is as follows (000's omitted):

                                         2002        2001          2000
                                         ----        ----          ----

      Balance at beginning of year     $ 3,302      $ 3,098      $ 3,089
      Acquisitions                           0            0            0
      Improvements                         218          427          136
      Cost of property sold               (183)        (223)        (127)
      Other                                  0            0            0
                                       -------      -------      -------
      Balance at end of year           $ 3,337      $ 3,302      $ 3,098
                                       -------      -------      -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

19. Property used in Stockyard Operations

      Property used in stockyard operations consist of approximately 54 acres of land located in St. Joseph, Missouri and Sioux Falls, South Dakota. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock. Stockyard facilities include exchange buildings (commercial office space), auction arenas, scale houses, veterinary facilities, barns, livestock pens and loading docks.

      A schedule of the Company's property on operating leases at October 31, 2002 is as follows (000's omitted):

                                                         Capitalized Cost
                                                          Subsequent to
                                  Initial Cost           Acquisition Date
                             ----------------------    --------------------                 Carrying
                                           Bldgs. &               Bldgs. &       Accum.       Value
Description (1)              Land         Imprvmts.      Land     Imprvmts.      Depr.      10/31/02
---------------              ----         ---------      ----     ---------      ------     --------
23 acres of land
in St. Joseph, MO            $   862       $   375     $     0     $    60      $  (265)     $ 1,032
Acquired in 1942

31 acres of land
in Sioux Falls, SD               100            51           0          13          (20)         144
Acquired in 1937             -------       -------     -------     -------      -------      -------

                             $   962       $   426     $     0     $    73      $  (285)     $ 1,176
                             =======       =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2002, 2001 and 2000 is as follows (000's omitted):

                                                 2002         2001       2000
                                                 ----         ----       ----

          Balance at beginning of year          $1,281       $1,237     $1,248
          Acquisitions                               0            0          0
          Improvements                              29           44          0
          Cost of property sold                   (134)           0        (11)
          Other                                      0            0          0
                                                ------       ------     ------
          Balance at end of year                $1,176       $1,281     $1,237
                                                ------       ------     ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 6).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20. Property Held for Development or Resale

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

      A schedule of the Company's property held for development or resale at October 31, 2002 is as follows (000's omitted):

                                         Capitalized Cost
                                          Subsequent to
                         Initial Cost    Acquisition Date
                         ------------    ----------------              Carrying
                             Bldgs. &            Bldgs. &      Accum.    Value
Description (1)       Land   Imprvmts.   Land    Imprvmts.     Depr.   10/31/02
---------------       ----   ---------   ----    ---------     -----   --------

69 acres of land
in St. Joseph, MO     $179      N/A       N/A       N/A           N/A     $179
Acquired in 1942

11 acres of land
in S. St. Paul, MN     158      N/A       N/A       N/A           N/A      158
Acquired in 1937

33 acres of land
in Sioux City, IA      181      N/A       N/A       N/A           N/A      181
Acquired in 1937      ----     ----      ----      ----          ----     ----

                      $518     $  0      $  0      $  0          $  0     $518
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

21. Minimum Future Rentals on Operating Leases

      The following is a schedule by years of minimum future rentals on operating leases as of October 31, 2002:

                ($ 000's Omitted)
                -----------------
                Year Ending                Rental
                October 31,              Income (1)
                -----------              ----------
                  2003                    $  1,100
                  2004                       1,150
                  2005                       1,200
                  2006                       1,250
                  2007                       1,300
                                          --------
                                          $  6,000
                                          ========

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

      Signature                       Title                          Date
      ---------                       -----                          ----

                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
-----------------------     (Principal Executive Officer)      January 28, 2003
Michael E. Schultz

                               Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
-----------------------         Accounting Officer)            January 28, 2003
Reginald Schauder

/S/ Asher B. Edelman            Chairman of the Board
-----------------------           and Director                 January 28, 2003
Asher B. Edelman

/S/ Gerald N. Agranoff
-----------------------
Gerald N. Agranoff                    Director                 January 28, 2003

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

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: January 28, 2003


                                               /S/ Michael E. Schultz
                                               ----------------------
                                               Chief Executive Officer

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

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: January 28, 2003


                                               /S/ Reginald Schauder
                                               ---------------------
                                               Chief Financial Officer