Form 10-Q
period 2003-07-31
CANAL CAPITAL CORP
filed 2003-09-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended JULY 31, 2003

        |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from ____________to ____________

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

        Title of each class          Shares outstanding at August 31, 2003
   Common stock, $0.01 par value                  4,326,929

(This document contains 44 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2003

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I. Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2003
       and October 31, 2002 ...............................................    5

     Statements of Consolidated Operations and
       Comprehensive Income for the Nine and Three Month
       Periods ended July 31, 2003 and 2002 ...............................    7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Nine Month and
       One Year Periods ended July 31, 2003 and
       October 31, 2002 ...................................................   11

     Statements of Consolidated Cash Flows for the
       Nine Month Periods ended July 31, 2003 and
       2002 ...............................................................   12

           Notes to Consolidated Financial Statements .....................   13

Item II. Management's Discussion and Analysis of
         Financial Condition ..............................................   27

     Capital Resources and Liquidity ......................................   30

     Other Factors ........................................................   35

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   35

Item IV. Controls and Procedures ..........................................   36

Part II - Other Information ...............................................   37

     Items 1 through 6 ....................................................   38

     Signatures and Certifications ........................................   39

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2003, the related consolidated statements of operations and comprehensive income for the nine and three month periods ended July 31, 2003 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2003. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
September 9, 2003                            -----------------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2003 AND OCTOBER 31, 2002

                                                                 July 31,      OCTOBER 31,
                                                                   2003           2002
                                                               (UNAUDITED)      (AUDITED)
                                                               ----------      -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                               $    3,639      $  139,057
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $0 AT BOTH
         JULY 31, 2003 AND OCTOBER 31, 2002, RESPECTIVELY          53,572         125,227
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
                 $1,325,000 AND $1,325,000 AT JULY 31,
                 2003 AND OCTOBER 31, 2002, RESPECTIVELY          250,000         250,000
       STOCKYARDS INVENTORY                                        11,929          13,017
       INVESTMENTS                                                  7,405           7,405
       PREPAID EXPENSES                                            44,492         100,799
                                                               ----------      ----------

            TOTAL CURRENT ASSETS                                  371,037         635,505
                                                               ----------      ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
                 ACCUMULATED DEPRECIATION OF $1,156,084
                 AND $1,058,219 AT JULY 31, 2003 AND
                 OCTOBER 31, 2002, RESPECTIVELY                 3,376,303       3,336,744
                                                               ----------      ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
                 ACCUMULATED DEPRECIATION OF $125,592 AND
                 $285,223 AT JULY 31, 2003 AND OCTOBER
                 31, 2002, RESPECTIVELY                         1,100,118       1,176,027
                                                               ----------      ----------

       ART INVENTORY NON-CURRENT, NET OF A
                 VALUATION ALLOWANCE OF $729,450
                 AND $858,650 AT JULY 31, 2003
                 AND OCTOBER 31, 2002, RESPECTIVELY               558,888         622,388
                                                               ----------      ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                    454,279         517,939
       DEFERRED LEASING AND FINANCING COSTS                        33,328          13,366
       DEPOSITS AND OTHER                                         210,902         210,902
                                                               ----------      ----------

                                                                  698,509         742,207
                                                               ----------      ----------

                                                               $6,104,855      $6,512,871
                                                               ==========      ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2003 AND OCTOBER 31, 2002

                                                             JULY 31,          OCTOBER 31,
                                                               2003               2002
                                                            (UNAUDITED)         (AUDITED)
                                                           ------------       ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       CURRENT PENSION LIABILITY                           $    224,492       $    224,492
       REAL ESTATE TAXES PAYABLE                                232,363            451,958
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    432,782            574,974
       INCOME TAXES PAYABLE                                       1,701              9,892
                                                           ------------       ------------

         TOTAL CURRENT LIABILITIES                              891,338          1,261,316
                                                           ------------       ------------

LONG-TERM DEBT, RELATED PARTY                                 2,667,000          2,667,000
                                                           ------------       ------------

LONG-TERM PENSION LIABILITY                                     605,247            605,247
                                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 6,436,234 AND
       5,647,993 SHARES ISSUED AND OUTSTANDING
       AT JULY 31, 2003 AND OCTOBER 31, 2002,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 64,362,340
       AND $56,479,930 AT JULY 31, 2003 AND
       OCTOBER 31, 2002, RESPECTIVELY                            64,362             56,480

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JULY 31, 2003 AND OCTOBER 31, 2002,
       RESPECTIVELY                                              53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                                 28,066,300         27,958,498

  ACCUMULATED DEFICIT                                       (12,863,586)       (12,709,864)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                            (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                                (2,375,399)        (2,375,399)
                                                           ------------       ------------

                                                              1,941,270          1,979,308
                                                           ------------       ------------

                                                           $  6,104,855       $  6,512,871
                                                           ============       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

                                                      2003               2002
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------
STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                       $2,326,071        $2,480,161
    FEED AND BEDDING INCOME                            145,577           155,878
    RENTAL INCOME                                        2,525             4,571
    OTHER INCOME                                       125,281           141,282
                                                    ----------        ----------

                                                     2,599,454         2,781,892
                                                    ----------        ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                          1,014,304         1,093,552
    OTHER OPERATING AND MAINTENANCE                    529,500           650,007
    FEED AND BEDDING EXPENSE                           123,655           126,276
    DEPRECIATION AND AMORTIZATION                       15,797            16,066
    TAXES OTHER THAN INCOME TAXES                      131,878           171,143
    GENERAL AND ADMINISTRATIVE                         283,155           291,972
                                                    ----------        ----------

                                                     2,098,289         2,349,016
                                                    ----------        ----------

INCOME FROM STOCKYARD OPERATIONS                       501,165           432,876
                                                    ----------        ----------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                369,500           576,503
    EXCHANGE BUILDING RENTAL INCOME                    330,535           367,876
    OUTSIDE REAL ESTATE RENT                           374,798           408,946
    OTHER INCOME                                           130                 0
                                                    ----------        ----------

                                                     1,074,963         1,353,325
                                                    ----------        ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                           243,389           250,452
    LABOR, OPERATING AND MAINTENANCE                   317,800           348,201
    DEPRECIATION AND AMORTIZATION                       93,645            98,200
    TAXES OTHER THAN INCOME TAXES                      111,600            90,900
    GENERAL AND ADMINISTRATIVE                          38,133            33,633
                                                    ----------        ----------

                                                       804,567           821,386
                                                    ----------        ----------

INCOME FROM REAL ESTATE OPERATIONS                     270,396           531,939
                                                    ----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                  Continued ...

                                                     2003              2002
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (635,934)         (694,744)
                                                  -----------       -----------

INCOME FROM OPERATIONS                                135,627           270,071
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                                 133           354,057
  INTEREST EXPENSE                                   (200,022)         (200,025)
  INCOME FROM ART SALES                                26,269             6,518
  REALIZED GAIN (LOSS) ON INVESTMENTS                       0                 0
  OTHER EXPENSE                                             0                 0
                                                  -----------       -----------

                                                     (173,620)          160,550
                                                  -----------       -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                        (37,993)          430,621

PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET (LOSS) INCOME                                     (37,993)          430,621

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED GAIN (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                        0                 0
                                                  -----------       -----------

COMPREHENSIVE (LOSS) INCOME                       $   (37,993)      $   430,621
                                                  ===========       ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                     $     (0.03)      $      0.09
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                  ===========       ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

                                                        2003             2002
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------     -----------

STOCKYARD OPERATIONS:
 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $ 524,435       $ 574,007
    FEED AND BEDDING INCOME                              34,227          34,429
    RENTAL INCOME                                           657             947
    OTHER INCOME                                         39,079          30,396
                                                      ---------       ---------

                                                        598,398         639,779
                                                      ---------       ---------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             324,383         294,932
    OTHER OPERATING AND MAINTENANCE                     152,399         161,443
    FEED AND BEDDING EXPENSE                             28,979          29,514
    DEPRECIATION AND AMORTIZATION                         5,266           4,259
    TAXES OTHER THAN INCOME TAXES                        40,729          43,194
    GENERAL AND ADMINISTRATIVE                           60,036          50,979
                                                      ---------       ---------

                                                        611,792         584,321
                                                      ---------       ---------

(LOSS) INCOME FROM STOCKYARD OPERATIONS                 (13,394)         55,458
                                                      ---------       ---------

REAL ESTATE OPERATIONS:
 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                       0         387,000
    EXCHANGE BUILDING RENTAL INCOME                     101,054         118,105
    OUTSIDE REAL ESTATE RENT                            125,322         137,650
    OTHER INCOME                                              0               0
                                                      ---------       ---------

                                                        226,376         642,755
                                                      ---------       ---------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                  0         152,616
    LABOR, OPERATING AND MAINTENANCE                     84,917         116,610
    DEPRECIATION AND AMORTIZATION                        30,331          31,457
    TAXES OTHER THAN INCOME TAXES                        37,200          30,300
    GENERAL AND ADMINISTRATIVE                           13,910          10,648
                                                      ---------       ---------

                                                        166,358         341,631
                                                      ---------       ---------

INCOME FROM REAL ESTATE OPERATIONS                       60,018         301,124
                                                      ---------       ---------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002
                                  Continued ...

                                                     2003              2002
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (205,397)         (232,746)
                                                  -----------       -----------

(LOSS) INCOME FROM OPERATIONS                        (158,773)          123,836
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                                   5            30,658
  INTEREST EXPENSE                                    (66,672)          (66,675)
  INCOME FROM ART SALES                                (1,297)           (5,187)
  REALIZED GAIN (LOSS) ON INVESTMENTS                       0                 0
  OTHER EXPENSE                                             0                 0
                                                  -----------       -----------

                                                      (67,964)          (41,204)
                                                  -----------       -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                       (226,737)           82,632

PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET (LOSS) INCOME                                    (226,737)           82,632

OTHER COMPREHENSIVE (LOSS) INCOME:

  UNREALIZED GAIN (LOSS) ON INVESTMENTS
  AVAILABLE FOR SALE                                        0                 0
                                                  -----------       -----------

COMPREHENSIVE (LOSS) INCOME                       $  (226,737)      $    83,632
                                                  ===========       ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                     $     (0.06)      $      0.04
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                  ===========       ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2002 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2003 (UNAUDITED)

                                         COMMON STOCK                        PREFERRED STOCK
                                   NUMBER                              NUMBER
                                     OF                                  OF
                                   SHARES           AMOUNT             SHARES             AMOUNT
BALANCE, OCTOBER 31, 2001         5,313,794      $     53,138          4,998,446       $     49,984
 NET INCOME                               0                 0                  0                  0
 PREFERRED STOCK DIVIDEND                 0                 0            649,547              6,496
 MINIMUM PEN. LIAB. ADJ                   0                 0                  0                  0
                               ------------------------------       -------------------------------

BALANCE, OCTOBER 31, 2002         5,313,794      $     53,138          5,647,993       $     56,480
 NET (LOSS) INCOME                        0                 0                  0                  0
 PREFERRED STOCK DIVIDEND                 0                 0            788,241              7,882
 MINIMUM PEN. LIAB. ADJ                   0                 0                  0                  0
                               ------------------------------       -------------------------------

BALANCE, JULY 31, 2003            5,313,794      $     53,138          6,436,234       $     64,362
                               ==============================       ===============================

                                ADDITIONAL                                              TREASURY
                                 PAID-IN         ACCUMULATED        COMPREHENSIVE         STOCK,
                                 CAPITAL            DEFICIT         (LOSS) INCOME        AT COST
BALANCE, OCTOBER 31, 2001      $ 27,848,561      ($13,019,374)       ($2,165,445)      ($11,003,545)
 NET INCOME                               0           425,990                  0                  0
 PREFERRED STOCK DIVIDEND           109,937          (116,480)                 0                  0
 MINIMUM PEN. LIAB. ADJ                   0                 0           (209,954)                 0
                               ------------------------------       -------------------------------

BALANCE, OCTOBER 31, 2002      $ 27,958,498      ($12,709,864)       ($2,375,399)      ($11,003,545)
 NET (LOSS) INCOME                        0           (37,993)                 0                  0
 PREFERRED STOCK DIVIDEND           107,802          (115,729)                 0                  0
 MINIMUM PEN. LIAB. ADJ                   0                 0                  0                  0
                               ------------------------------       -------------------------------
BALANCE, JULY 31, 2003         $ 28,066,300      ($12,863,586)       ($2,375,399)      ($11,003,545)
                               ==============================       ===============================

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

                                                        2003            2002
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                  $ (37,993)       $ 430,621
                                                     ---------        ---------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                       118,964          121,696
   GAIN  ON SALES OF REAL ESTATE                      (126,111)        (326,051)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                  71,655           (1,071)
   ART INVENTORY, NET                                   63,500           66,602
   PREPAID EXPENSES AND OTHER, NET                     (55,675)          73,124
   PAYABLES AND ACCRUED EXPENSES, NET                 (369,978)        (845,257)
                                                     ---------        ---------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                         (335,638)        (480,336)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                   369,500          576,503
  CAPITAL EXPENDITURES                                (169,280)         (66,641)
                                                     ---------        ---------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                           200,220          509,862
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                  0                0
  REPAYMENT OF SHORT-TERM BORROWINGS                         0                0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                    0                0
                                                     ---------        ---------
NET CASH (USED) BY FINANCING ACTIVITIES                      0                0
                                                     ---------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (135,418)          29,526

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR              139,057           13,680
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $   3,639        $  43,206
                                                     =========        =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $18,000 AND $9,000 AND
      INTEREST PAYMENTS OF $200,000 AND $200,000 IN THE NINE MONTH PERIODS ENDED JULY 31, 2003 AND 2002, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)

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

            Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $101,000 at both July 31, 2003 and October 31, 2002, and is included in other assets. The operating results of joint ventures accounted for on the equity method were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      E) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $18,000 and $9,000 and interest payments of $200,000 and $200,000 in the nine month periods ended July 31, 2003 and 2002, respectively.

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

      J) Recent Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. Canal was required to adopt SFAS No. 143 effective November 1, 2002. The adoption of SFAS No. 143 had no material effect on our results of operations or financial position.

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

      We were required to adopt SFAS 144 effective November 1, 2002, and apply its provisions for the quarters ending January 31, 2003 and thereafter. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements.

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

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2003 and the results of its operations and its cash flows for the nine month period ended July 31, 2003. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2002 and the notes thereto which are contained in Canal's 2002 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2003.

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

      On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately six more months to close this transaction if, in fact, the transaction does close.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $12,000 and $13,000 at July 31, 2003 and October 31, 2002, respectively.

      Stockyard operations resulted in operating income of $501,000 and $433,000 for the nine month periods ended July 31, 2003 and 2002, respectively. Additionally, stockyard operations contributed $2,599,000 and $2,782,000 to Canal's revenues for the nine month periods ended July 31, 2003 and 2002, respectively.

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

      Real estate operations resulted in operating income of $270,000 and $532,000 for the nine month periods ended July 31, 2003 and 2002, respectively. Additionally, real estate operations contributed $1,075,000 and $1,353,000 to Canal's revenues for the nine month periods ended July 31, 2003 and 2002, respectively.

      As of July 31, 2003, there are approximately 101 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Antiquities and contemporary art represented 29% ($230,639) and 71% ($641,749) and 26% ($230,639) and 74% ($578,249) of total art inventory at July
31, 2003 and 2002, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2003 Canal applied against sales $179,000 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $2,054,450 as of July 31, 2003 as compared to $2,183,650 at October 31, 2002.

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

      Canal's art sales generated income of $26,000 (net of a decrease in the valuation allowance of $179,000) as compared to income of $7,000 (net of a decrease in the valuation allowance of $108,000) for the nine month periods ended July 31, 2003 and 2002, respectively.

      The Company had approximately $175,000 of art inventory (at original cost) on consignment with third party dealers at both July 31, 2003 and October 31, 2002.

7. INVESTMENTS AVAILABLE FOR SALE

      At July 31, the investments available for sale consisted of the following:
($ 000's Omitted)

                                                   July 31,         October 31,
                                                     2003              2002
                                                     ----              ----
      Aggregate market value .................      $    7            $    7
                                                    ------            ------
      Aggregate carrying value ...............      $    7            $    7
                                                    ------            ------

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

8. BORROWINGS

      At July 31, 2003, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                    July 31,    October 31,
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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of July 31, 2003 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006.

9. PROPERTY AND EQUIPMENT

      A) Property on Operating Leases

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

      A schedule of the Company's property on operating leases at July 31, 2003 is as follows (000's omitted):

                       Carrying                                              Carrying
                         Value                                                 Value
Description (1)        10/31/02     Additions   Retirements     Deprec.       7/31/03
---------------        --------     ---------   -----------     -------      --------
New York office
Various leasehold       $    31      $     9      $     0       $   (10)      $    30
improvements

11 acres of land
in Omaha, NE              1,208           11            0            (1)        1,218
Acquired in 1976

15 acres of land
in S. St. Paul, MN        1,182          118            0           (88)        1,212
Acquired in 1937

19 acres of land
in Sioux City, IA           916            0            0             0           916
Acquired in 1937        -------      -------      -------       -------       -------

                        $ 3,337      $   138      $     0       $   (99)      $ 3,376
                        =======      =======      =======       =======       =======

      B) Property used in Stockyard Operations

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

      A schedule of the Company's property on operating leases at July 31, 2003 is as follows (000's omitted):

                       Carrying                                               Carrying
                         Value                                                  Value
Description (1)        10/31/02     Additions    Retirements     Deprec.       7/31/03
---------------        --------     ---------    -----------     -------      --------
23 acres of land
in St. Joseph, MO       $ 1,032      $    32       $   (87)      $   (16)      $   961
Acquired in 1942

31 acres of land
in Sioux Falls, SD          144            0             0            (5)          139
Acquired in 1937        -------      -------       -------       -------       -------

                        $ 1,176      $    32       $   (87)      $   (21)      $ 1,100
                        =======      =======       =======       =======       =======

      C) Property Held for Development or Resale

      Property held for development or resale consist of approximately 101 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at July 31, 2003 is as follows (000's omitted):

                        Carrying                                              Carrying
                          Value                                                 Value
Description (1)         10/31/02    Additions    Retirements      Deprec.      7/31/03
---------------         --------    ---------    -----------      -------     --------
57 acres of land
in St. Joseph, MO       $   179      $     0       $   (64)      $     0       $   115
Acquired in 1942

11 acres of land
in S. St. Paul, MN          158            0             0             0           158
Acquired in 1937

33 acres of land
in Sioux City, IA           181            0             0             0           181
Acquired in 1937        -------      -------       -------       -------       -------

                        $   518      $     0       $   (64)      $     0       $   454
                        =======      =======       =======       =======       =======

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2003

      The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. More specifically, the Company's summary of significant accounting policies is on page 15 of this report. The following policies have a significant effect on the determination of our financial position and results of operations and require us to make subjective judgments.

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

      Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $18,000 and $9,000 and interest payments of $200,000 and $200,000 in the nine month periods ended July 31, 2003 and 2002, respectively.

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

      Canal recognized a net loss of $38,000 for the nine month period ended July 31, 2003 as compared to net income of $431,000 for the same period in fiscal 2002. There were no adjustments necessary to arrive at comprehensive income for the periods presented. After recognition of preferred stock dividend payments of $116,000 and $75,000 for the nine month periods ended July 31, 2003 and 2002, respectively, the Company recognized a net loss applicable to common stockholders of $154,000 ($0.03 loss per common share) and net income applicable to common stockholders of $356,000 ($0.09 per common share) for the nine month periods ended July 31, 2003 and 2002, respectively. Included in the 2003 results is the sale of three parcels of land located in St. Paul, Minnesota and St. Joseph, Missouri which generated operating income of approximately $126,000 and the sale of a piece of contemporary art which generated other income of approximately $33,000. Included in the 2002 results is other income of approximately $350,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyards employees.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyards operations. Total revenues decreased by $461,000 or 11.1% to $3,674,000 for the nine month period ended July 31, 2003, as compared to revenues of $4,135,000 for the same period in fiscal 2002.

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

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,667,000 due May 15, 2006. As of July 31, 2003 the balance due under these notes was $2,667,000 all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $4,000 at July 31, 2003 decreased $135,000 from $139,000 at October 31, 2002. Net cash used by operations in fiscal 2003 was $336,000. At July 31, 2003 and October 31, 2002, the Company's current liabilities exceeded current assets by $0.5 million and $0.6 million, respectively. Substantially all of the funds received by Canal from the sale of real estate and art were used to pay down its accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2003 will be from the proceeds, if any, of the sale of certain assets.

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

2003 COMPARED TO 2002

Stockyard Revenues

      Stockyard revenues for the nine months ended July 31, 2003 of $2,599,000 accounted for 70.7% of the fiscal 2003 revenues as compared to stockyard revenues of $2,782,000 or 67.3% for the same period in fiscal 2002. Stockyard revenues are comprised of yard handling and auction (89.5% and 89.2%), feed and bedding income (5.6% and 5.6%), rental income (0.1% and 0.1%) and other income (4.8% and 5.1%) for the nine month periods ended July 31, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended July 31, 2003 of $598,000 accounted for 72.6% of the fiscal 2003 revenues as compared to stockyard revenues of $640,000 or 49.9% for the same period in fiscal 2002. Stockyard revenues are comprised of yard handling and auction (87.6% and 89.7%), feed and bedding income (5.7% and 5.4%), rental income (0.2% and 0.1%) and other income (6.5% and 4.8%) for the three month periods ended July 31, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the nine months ended July 31, 2003 of $2,098,000 decreased by $251,000 (10.7%) from stockyard expenses of $2,349,000 for the same period in fiscal 2002. Stockyard expenses are comprised of labor and related costs (48.3% and 46.6%), other operating and maintenance (25.2% and 27.6%), feed and bedding expense (5.9% and 5.4%), depreciation and amortization (0.8% and 0.6%), taxes other than income taxes (6.3% and 7.3%) and general and administrative expense (13.5% and 12.5%) for the nine month periods ended July 31, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended July 31, 2003 of $612,000 increased by $27,000 (4.7%) from stockyard expenses of $584,000 for the same period in fiscal 2002. Stockyard expenses are comprised of labor and related costs (53.0% and 50.5%), other operating and maintenance (24.9% and 27.6%), feed and bedding expense (4.7% and 5.1%), depreciation and amortization (0.9% and 0.7%), taxes other than income taxes (6.7% and 7.4%) and general and administrative expense (9.8% and 8.7%) for the three month periods ended July 31, 2003 and 2002, respectively. There were no significant percentage variations in the year to year comparisons.

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

      On February 27, 2003, the Company entered into a Contract of Sale for the sale of approximately 30 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyards operations) at a purchase price of One Million Three Hundred Thousand ($1,300,000.00) Dollars. The sale is subject to a number of contingencies which must be satisfied before closing. The Company anticipates it will take approximately six more months to close this transaction if, in fact, the transaction does close.

Real Estate Revenues

      Real estate revenues for the nine months ended July 31, 2003 of $1,075,000 accounted for 29.3% of the fiscal 2003 revenues as compared to real estate revenues of $1,353,000 or 32.7% for the same period in fiscal 2002. Real estate revenues are comprised of sale of real estate (34.4% and 42.6%), rental income from commercial office space in its Exchange Buildings (30.7% and 27.2%), rentals and other lease income from the rental of vacant land and certain structures (34.8% and 30.2%) and other income (0.1% and 0.0%) for the nine months ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2003.

      Real estate revenues for the three months ended July 31, 2003 of $226,000 accounted for 27.4% of the fiscal 2003 revenues as compared to real estate revenues of $643,000 or 50.1% for the same period in fiscal 2002. Real estate revenues are comprised of sale of real estate (0.0% and 60.2%), rental income from commercial office space in its Exchange Buildings (44.6% and 18.4%), rentals and other lease income from the rental of vacant land and certain structures (55.4% and 21.4%) and other income (0.0% and 0.0%) for the three months ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2003.

Real Estate Expenses

      Real estate expenses for the nine months ended July 31, 2003 of $805,000 decreased by $17,000 (2.0%) from real estate expenses of $821,000 for the same period in fiscal 2002. Real estate expenses are comprised of the cost of real estate sold (30.3% and 30.5%), labor, operating and maintenance (39.5% and 42.4%), depreciation and amortization (11.6% and 11.9%), taxes other than income taxes (13.9% and 11.1%) and general and administrative and other expenses (4.7% and 4.1%) for the nine months ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2003.

      Real estate expenses for the three months ended July 31, 2003 of $166,000 decreased by $175,000 (51.3%) from real estate expenses of $342,000 for the same period in fiscal 2002. Real estate expenses are comprised of the cost of real estate sold (0.0% and 44.7%), labor, operating and maintenance (51.0% and 34.1%), depreciation and amortization (18.2% and 9.2%), taxes other than income taxes (22.4% and 8.9%) and general and administrative and other expenses (8.4% and 3.1%) for the three months ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2003.

General and Administrative

      General and administrative expenses for the nine months ended July 31, 2003 of $636,000 decreased by $58,000 (8.5%) from expenses of $695,000 for the same period in fiscal 2002. The major components of general and administrative expenses are officers salaries (54.8% and 49.5%), rent (2.5% and 7.8%), legal and professional fees (1.0% and 0.8%), insurance (11.1% and 14.7%) and office salaries (9.0% and 8.1%) for the nine month periods ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in rent expense (resulting from Canal's subletting substantially all of its New York office space)and insurance premiums for fiscal 2003.

      General and administrative expenses for the three months ended July 31, 2003 of $205,000 decreased by $27,000 (11.8%) from expenses of $233,000 for the same period in fiscal 2002. The major components of general and administrative expenses are officers salaries (56.6% and 49.3%), rent (2.7% and 3.7%), legal and professional fees (1.0% and 0.8%), insurance (11.5% and 14.6%) and office salaries (9.3% and 8.1%) for the three month periods ended July 31, 2003 and 2002, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in rent expense (resulting from Canal's subletting substantially all of its New York office space)and insurance premiums for fiscal 2003.

Interest Expense

      Interest expense for the nine months ended July 31, 2003 of $200,000 was unchanged from the same period in fiscal 2002. The principal balances outstanding as well as the interest rates (10%) on Canal's variable rate mortgage notes have remained unchanged for the past 12 months. At July 31, 2003 the outstanding balance of these notes was $2,667,000.

Interest and Other Income

      Interest and other income for the nine months ended July 31, 2003 of $0 decreased $354,000 (100.0%) from interest and other income of $354,000 for the same period in fiscal 2002. Included in the 2002 results is other income of approximately $350,000 received by Canal as a demutalization compensation payment from an insurance company that Canal had purchased annuity contracts from in the early 1980's for certain of its retired stockyard employees.

Income (Loss) from Art Sales

      Other income from art sales for the nine months ended July 31, 2003 of $26,000 increased by $20,000 from other income of $6,000 for the same period in fiscal 2002. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $103,000 and $90,000 for the nine month periods ended July 31, 2003 and 2002, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $64,000 and $67,000 (net of a valuation allowance of $179,000 and $108,000) as well as selling, general and administrative expenses of $13,000 and $17,000 for the nine month periods ended July 31, 2003 and 2002, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2003, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At July 31, 2002, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
           July 31,         ($ US)       Interest Rate      Value
           --------       ----------     -------------      -----
            2003           $     0            N/A
            2004                 0            N/A
            2005                 0            N/A
            2006             2,667            10%
            2007                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,667                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party (See Note 8): it is not practicable to estimate the fair value of the related party debt.

Item IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2003 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

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

                                                Canal Capital Corporation
                                                      Registrant


                                                /s/ Michael E. Schultz
                                                --------------------------------
                                                Michael E. Schultz
                                                Chief Executive Officer &
                                                President


                                                /s/ Reginald Schauder
                                                --------------------------------
                                                Reginald Schauder
                                                Vice President-Finance &
                                                Chief Financial Officer

Date: September 15, 2003