Form 10-K
period 2003-10-31
CANAL CAPITAL CORP
filed 2004-01-29
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2003

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

                Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2004, was approximately $106,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2004 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

ITEM 1.  Business........................................................     1
ITEM 2   Properties......................................................     7
ITEM 3.  Legal Proceedings...............................................     8
ITEM 4.  Submission of Matters to a Vote of Security Holders.............     8

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.............................................     9
ITEM 6.  Selected Consolidated Financial Data............................    10
ITEM 7.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition...................    12
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk.....................................................    24
ITEM 8.  Financial Statements and Supplementary Data.....................    24
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    24
ITEM 9A. Controls and Procedures.........................................    25

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.............    26
ITEM 11.  Executive Compensation.........................................    27
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters ................    30
ITEM 13.  Certain Relationships and Related Transactions.................    32
ITEM 14.  Principal Accounting Fees and Services ........................    32

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................................  33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................. F-1

SIGNATURES................................................................. S-1

CERTIFICATIONS............................................................. S-2

                                     PART I

      This Annual Report on Form 10-K includes "forward-looking statements". The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report on Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

      Canal Capital Corporation's fiscal year ends on October 31, of each calendar year. Each reference to a fiscal year in this Annual Report on Form 10K refers to the fiscal year ending October 31, of the calendar year indicated. Unless the context requires otherwise, references to "we", "us", "our", "Canal Capital Corporation" and the "company" refer to Canal Capital Corporation and its subsidiaries.

Item 1. Business

      Company Overview

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

      Real Estate Operations

      General

      Canal is involved in the management, development or sale of its agribusiness related real estate properties at its current and former stockyard locations. Real estate operations, which relate primarily to Canal's current and former agribusiness operations, resulted in operating income of $0.2 million, while contributing $1.4 million to Canal's revenues for fiscal 2003. During fiscal 2003, Canal sold approximately 26 acres of land located in two states (Missouri-25 acres and Minnesota-1 acre) for $0.4 million generating operating income of $0.2 million.

      As of October 31, 2003, there are approximately 71 acres of undeveloped land owned by Canal adjacent to its current and former stockyards. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2004.

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

      Stockyard Operations

      General

      Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $75,000, and $118,000 for the three years ended October 31, 2003, 2002 and 2001, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2004.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2004. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.6 million while contributing approximately $3.4 million to Canal's revenues for fiscal 2003.

      Risk

      Stockyard activities face a variety of risks and uncertainties related to the safeguarding of the national food supply which are beyond our control. Public confidence in the government's efforts to safeguard the food supply is essential for the success of our stockyard operations. An outbreak of a disease such as bovine spongiform encephalopathy (BSE) better known as Mad Cow Disease could have a devastating impact on stockyard operations. For the company's part we strictly follow all USDA regulations to ensure to the extent we can the safety of the food supply. Furthermore, stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

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

      Canal established its art operations in October 1988 by acquiring a significant inventory for resale of antiquities primarily from the ancient Mediterranean cultures. In November 1989, Canal expanded its art operations by entering into a cost and revenue sharing agreement with a New York City gallery for the exclusive representation of Jules Olitski, a world renowned artist of contemporary paintings. As part of this agreement Canal purchased a number of Olitski paintings which it holds for resale with a book value of approximately $500,000 at October 31, 2003. The representation agreement expired December 1, 1994 and Canal now operates independently in the marketing of its contemporary art inventory.

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

      Antiquities and contemporary art represented 27% ($189,122) and 73% ($520,549) and 26% ($230,639) and 74% ($641,749) of total art inventory at
October 31, 2003 and 2002, respectively.

      In fiscal 2003, Canal sold contemporary art totaling $173,000 which sales generated a net gain of approximately $51,000. Additionally, in fiscal 2003 Canal wrote off 11 pieces of antiquity art with a book value of approximately $42,000 due to questions regarding authenticity.

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

      Investments Available for Sale

      Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. Historically, this investment (in which Canal's ownership interest is approximately 1%) was carried at market value.

      On May 3, 2000 the company Canal has invested in filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December, 2000. This action, in combination with other factors, has resulted in Canal's determination that the steady decline in market value of its investment in this company is permanent. Accordingly, as of October 31, 2003 Canal has written off this investment entirely. This has resulted in Canal's recognizing realized losses on investments in marketable securities of $ 7,405, $13,987 and $47,249 in fiscal 2003, 2002 and 2001, respectively.

      Employees - At December 31, 2003, Canal had approximately 75 employees.

      Risk Factors - In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered when evaluating our Company and our business. Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. We also caution you that this Form 10-K includes forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. Future events and circumstances and our actual results could differ materially from those projected in any forward-looking statements. The risk and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risk and uncertainties actually occur, our future operating results and financial condition could be harmed and the market price of our common stock could decline.

      Risk Related to Our Business - The Company's risk and uncertainties related to our financial condition and our business include a variety of factors that are beyond our control. Such factors include, without limitation: overall economic conditions; public confidence in the government's ability to safeguard the food supply from infectious diseases; competition for tenants in the agribusiness; the ability of the Company's tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company's art inventories; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company's indebtedness.

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former agribusiness related operations. Each property is adjacent to a stockyard operation and consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, truck stops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2003 include:

                                                             Leased    Held for
                     Year     Total   Exchange    Stkyds    to Third   Develop-
  Location         Acquired  Site(2)   Bldgs.   Opertns(1)   Parties   ment (3)
  --------         --------  -------  --------  ----------  --------   --------
St. Joseph, MO       1942       59        0         31          0         28
S. St. Paul, MN      1937       25        5          0         10         10
Sioux City, IA       1937       52        0          0         19         33
Omaha, NE            1976       11        0          0         11          0
Sioux Falls, SD      1937       31        1         30          0          0
                               ---      ---        ---        ---        ---
    Total                      178        6         61         40         71
                               ---      ---        ---        ---        ---

The following schedule shows the average occupancy rate and average rental rate at each of Canal's three Exchange Buildings:

                                  2003                          2002
                        ------------------------      ------------------------
                        Occupancy     Average(4)      Occupancy     Average(4)
Location                  Rate       Rental Rate        Rate       Rental Rate
--------                ---------    -----------      ---------    -----------

St. Joseph, MO (5)         N/A          N/A              75%         $ 4.75

S. St. Paul, MN            74%         $12.00            74%         $12.00

Sioux Falls, SD            90%         $ 7.00            90%         $ 7.00


NOTES

(1)   Canal now operates two central public stockyards.

(2)   For information with respect to mortgages and pledges see Note 7.

(3)   For information related to property held for development see Note 2(c).

(4)   Per square foot.

(5)   In March 2003, Canal sold its Exchange Building in St. Joseph, Missouri.

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

      On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award doubtful. For financial statement purposes as of October 31, 2003, Canal has fully reserved the Pine Valley receivable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2003.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2003 as reported on the "pink sheets" were:

                                  Fiscal 2003            Fiscal 2002
                               ------------------     -------------------
Quarter Ended                    High        Low        High         Low
-------------                    ----        ---        ----         ---


October 31 .................   $ 1/16  --  $ 1/20     $  1/16  --  $ 1/20

July 31 ....................     1/16  --    1/20        1/10  --    1/16

April 30 ...................     1/14  --    1/16        1/10  --    1/16

January 31 .................     1/11  --    1/20        1/9   --    1/16


Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2003 or 2002. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2004, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                       YEARS ENDED OCTOBER 31,
                                                       -----------------------
STATEMENT OF OPERATIONS DATA           2003         2002        2001         2000         1999
                                      ------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES FROM CONTINUING OPERATIONS   $4,760(1)    $5,413(2)   $5,238(3)    $5,768(4)    $7,584(5)

NET (LOSS) INCOME                      ($537)        $426       ($773)       ($922)      $1,285

(LOSS) INCOME PER SHARE:

BASIC                                 ($0.16)       $0.07      ($0.25)      ($0.27)       $0.24

DILUTED                               ($0.16)       $0.07      ($0.25)      ($0.27)       $0.24

   CASH DIVIDENDS PAID                 $0.00        $0.00       $0.00        $0.00        $0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                              4,327        4,327       4,327        4,327        4,327

  - DILUTED                            4,327        4,327       4,327        4,327        4,327

                                                        OCTOBER 31,
                                                        -----------
                                         2003     2002     2001     2000     1999
                                        ------------------------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE SHEET DATA:

  CURRENT ASSETS                        $  477   $  636   $  602   $1,569   $1,661
  PROPERTY ON OPERATING LEASES, NET      2,874    3,337    3,302    3,098    3,088
  PROPERTY USED AS STOCKYARDS            1,136    1,176    1,281    1,237    1,248
  ART INVENTORY NON-CURRENT                460      622      934      697      735
  OTHER ASSETS                           1,195      742      859      860    1,202
                                        ------------------------------------------

TOTAL ASSETS                            $6,142   $6,513   $6,978   $7,461   $7,934
                                        ------------------------------------------

  CURRENT LIABILITIES                   $  765   $  585   $1,345   $1,168   $  910
  NON-CURRENT LIABILITIES                1,208    1,282    1,203    1,047    1,055
  LONG-TERM DEBT                         2,767    2,667    2,667    2,522    2,612
  STOCKHOLDERS' EQUITY                   1,402    1,979    1,763    2,724    3,357
                                        ------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)   $6,142   $6,513   $6,978   $7,461   $7,934
                                        ------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END    4,327    4,327    4,327    4,327    4,327

ITEM 6. Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

(2) The revenue increase was due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

(3) The revenue decrease was due primarily to a $0.3 million decrease in sales of real estate.

(4) The revenue decrease was due primarily to a $4.1 million decrease in sales of real estate coupled with the elimination of $0.6 million ground lease income, which decreases were offset to a certain extent by a $3.1 million increase in revenues from stockyard operations (represents a full year operation in fiscal 2000 as compared to three months in fiscal 1999).

(5) The revenue increase was due primarily to a $3.4 million increase in sales of real estate coupled with the $1 million of revenue from the new stockyard operations.

(6) For discussion of material uncertainties and commitments, see Notes 9 and 17 to the Consolidated Financial Statement.

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

                          CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. We continually evaluate our estimates, including those related to revenue recognition, bad debts, income taxes, fixed assets, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of these and other accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has its art inventory appraised by independent appraisers annually. The 2003 appraisal covered approximately 31% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 69% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 71 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                Fiscal Year Ended October 31,
                                                -----------------------------
                                               2003         2002         2001
                                               ----         ----         ----
                                                      (In Thousands)
Revenues:

Real Estate Revenue                           $ 1,373      $ 1,852      $ 1,444
Stockyard Revenue                               3,387        3,561        3,794
                                              -------      -------      -------
    Total Revenue                               4,760        5,413        5,238
                                              -------      -------      -------

Costs and Expenses:

Real Estate Expenses                            1,131        1,109          999
Stockyard Expenses                              2,802        3,023        3,420
General and Administrative Expenses             1,079        1,135        1,275
                                              -------      -------      -------
     Total Costs and Expenses                   5,012        5,267        5,694
                                              -------      -------      -------

(Loss) Income from Operations                    (252)         146         (456)

Other Income                                       25          674          130
Other Expenses                                   (310)        (394)        (447)
                                              -------      -------      -------

Net (Loss) Income                             $  (537)     $   426      $  (773)
                                              =======      =======      =======

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years, is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At October 31, 2003, Canal was current under its obligation, however, the group was approximately $85,000 in arrears on this lease (see Note 9). The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Canal recognized a net loss of $0.5 million for 2003 as compared to the 2002 net income of $0.4 million and the 2001 net loss of $0.8 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2003, 2002 and 2001) of $158,000 in 2003, $116,000 in 2002 and $302,000 in 2001, the results attributable to common stockholders were a net loss of $0.7 million in 2003, net income of

$0.3 million in 2002 and a net loss of $1.1 million in 2001. Canal's 2003 net loss of $0.7 is due primarily to a $0.5 million decrease in income from real estate operations (consisting of a $0.3 million decrease in gains on sales of real estate; a $0.1 decrease in rental income and a $0.1 million increase in real estate operating expenses); a $0.3 million decrease in other income and a $0.2 million decrease in income from art sales. Canal's 2002 net income of $0.4 million is due primarily to a $0.2 million increase in gains on sales of real estate coupled with a $0.3 million increase in other income (included in Canal's 2002 other income is approximately $350,000 received by Canal as a demutualization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyard employees).

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2003 decreased by $0.6 million to $4.8 million as compared with 2002 revenues which had increased by $0.2 million to $5.4 million from 2001 revenues of $5.2 million. The fiscal 2003 decrease in revenues is due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues. The fiscal 2002 increase in revenues is due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2003 AND 2002

Stockyard Revenues

      Stockyard revenues for 2003 of $3.4 million accounted for 71.2% of the 2003 revenues as compared to revenues of $3.6 million or 65.8% for 2002. Stockyard revenues are comprised of yard handling and auction (89.5% and 89.4%), feed and bedding income (5.5% and 5.6%), rental income (0.1% and 0.1%) and other income (4.9% and 4.9%) for 2003 and 2002, respectively. The 2003 decrease is due primarily to softer than anticipated results from the Sioux Falls Stockyards in fiscal 2003. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2003 of $2.8 million decreased by $0.2 million (7.3%) from $3.0 million in 2002. Stockyard expenses are comprised of labor and related costs (47.4% and 47.6%), operating and maintenance (27.0% and 27.5%), feed and bedding expense (5.7% and 5.3%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (6.2% and 7.2%) and general and administrative expenses (13.0% and 11.6%) for 2003 and 2002, respectively. The 2003 decrease is due primarily to across the board decreases consistent with the revenue reductions in fiscal 2003. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for 2003 of $1.4 million accounted for 28.8% of the 2003 revenues as compared to revenues of $1.9 million or 34.2% for 2002. Real estate revenues are comprised of sale of real estate (31.2% and 44.2%), rental income from commercial office space in its Exchange Buildings (31.8% and 26.3%), rentals and other lease income from the rental of vacant land and certain structures (37.0% and 29.5%) and other income (0.0% and 0.0%) for 2003 and 2002, respectively. The 2003 decrease is due primarily to the $0.4 million decrease in sales of real estate. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 2003.

Real Estate Expenses

      Real estate expenses for 2003 of $1.1 million were essentially unchanged from $1.1 million in 2002. Real estate expenses are comprised of labor, operating and maintenance (36.0% and 40.4%), depreciation and amortization (12.8% and 12.0%), taxes other than income taxes (22.0% and 10.7%), cost of real estate sold (24.6% and 32.8%),and general and administrative and other expenses (4.6% and 4.1%) for 2003 and 2002, respectively. The percentage variations in year to year comparisons is due primarily to the decrease in the cost of real estate sold in fiscal 2003 coupled with the increase in taxes other than income taxes which reflects a catchup accrual for back real estate taxes relating to the Sioux City, Iowa property.

General and Administrative

      General and administrative expenses for 2003 of $1.1 million were essentially unchanged from $1.1 million in 2002. The major components of general and administrative expenses are officers salaries (43.9% and 40.4%), rent (1.6% and 4.9%), legal and professional fees (0.8% and 2.8%), insurance (10.2% and 14.1%) and office salaries (8.2% and 6.6%) for 2003 and 2002, respectively. The percentage decrease in rent reflects Canal's subletting a significant portion of its New York office space commencing in the fourth quarter of fiscal 2002. The percentage decrease in legal and professional fees is due to a sharp decrease in legal fees which were associated with the fiscal 2001 Pine Valley lawsuit. The percentage decrease in insurance reflects a reduction in insurance coverage during fiscal 2003. The percentage increase in office salaries reflects a severance accrual for an employee terminated in the fourth quarter of fiscal 2003.

Interest and Other Income

      Interest and other income of $25,000 for 2003 decreased $442,000 from $467,000 in fiscal 2002. The 2002 interest and other income included approximately $350,000 received by Canal as a demutalization compensation payment from an insurance company, from which, Canal had purchased annuity contracts in the early 1980's for certain of its retired stockyard employees. Interest and other income is primarily comprised of dividend and interest income.

Interest Expense

      Interest expense for 2003 of $0.3 million increased slightly (5.0%) from $0.3 million in 2002. The 2003 increase is due primarily to a modest increase in the outstanding debt incurred in the final quarter of fiscal 2003 coupled with accrued interest on certain payments which are overdue to Canal's pension plan. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2003 and 2002. At October 31, 2003 the outstanding balance of these notes was $2,767,000.

(Loss) Income from Art Sales

      In fiscal 2003, Canal recognized a net loss from art sales of $8,000 as compared to a net gain of $207,000 for fiscal 2002. The 2003 decrease reflects the overall decrease in sales of art during 2003 as compared to 2002. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2003, Canal sold three pieces of contemporary art generating gross proceeds of $173,000 as compared to fiscal 2002 sales of two pieces of antiquity art generating gross proceeds of $540,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2003, Canal incurred cost of inventory sold of $121,000 (net of a valuation allowance of $341,000) as well as selling, general and administrative expenses of $63,000 (which amount included the write off of 11 pieces of antiquity art with a book value of approximately $42,000 net of a valuation allowance of $68,000) as compared to fiscal 2002 cost of inventory sold of $311,000 (net of a valuation allowance of $509,000) and selling, general and administrative expenses of $22,000. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Realized Loss on Investments

      At October 31, 2003, Canal determined that the decline in the market value of its investments available for sale was permanent. Accordingly, as of October 31, 2003, Canal has written off this investment entirely. This has resulted in Canal's recognizing realized losses of approximately $7,000 and $14,000 in fiscal 2003 and 2002, respectively. Further, Canal had recognized a realized loss of approximately $47,000 on this investment in fiscal 2001.

Other Expense

      Other expense of $15,000 for 2003 decreased $98,000 (86.8%)from $113,000 in fiscal 2002. Other expenses are primarily related to the administration of the company's pension plans.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2002 AND 2001

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

Other Expense

      Other expense of $113,000 for 2002 decreased $10,000 (8.1%)from $123,000 in fiscal 2001. Other expenses are primarily related to the administration of the company's pension plans.

Related Party Transactions

      Interest Expense Related Party - At October 31, 2003, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2006. Canal has paid interest expense on these notes of $280,000, $267,000 and $257,000 for the years ended October 31, 2003, 2002 and 2001, respectively. As of October 31, 2003, the balance due under these notes was $2,767,000 all of which is classified as long-term debt related party.

      Lease Commitments - In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease is for a period of 128 months expiring in October 2009. Canal's portion of the new space is approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. However, each of the three entities that are parties to this lease are jointly and severally responsible for the payments required under the lease. At October 31, 2003 the security deposit related to this lease was approximately $260,000 of which Canal's representative share would be approximately $122,000.

      In June 2002, Canal sublet for a one year period substantially all of its New York office space at a rate of $7,000 per month. The lease is for a period of one year with a one year renewal option (which was exercised by the tenant). If the tenant continues to sublet this space, then Canal's rent expense for fiscal 2004 will be approximately $18,000.

      At October 31, 2003, Canal was current under its obligations under this lease. However, the group as a whole was approximately $85,000 in arrears on its rental payments. As discussed above, Canal's share of the office rent is approximately 25%. However, should the remaining two co-tenants default on their obligations, the balance of rental payments due under the lease would be approximately $2.5 million.

Contractual                    Payments due by Period (in 000's)
Obligations
                       Total      Less than    1 to 3       3 to 5     More than
                                    1 year      years        years      5 years
                       -----      ---------    ------       ------     ---------

Long-term debt        $ 2,667      $    0      $2,667      $     0      $    0

Operating leases*     $   615      $  104      $  312      $   199      $    0

*     For total rent due under this operating lease see Note 9.

Liquidity and Capital Resources

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At October 31, 2003, Canal was current under its obligation, however, the group was approximately $85,000 in arrears on this lease (see Note 9). The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of October 31, 2003, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $14,000 at October 31, 2003 decreased $125,000 or 89.8% from $139,000 at October 31, 2002. Net cash used by operations in fiscal 2003 was $0.4 million. Substantially all of the 2003 net proceeds from the sale of real estate of $0.2 million was used in operations.

      During fiscal 2003 Canal increased the balance of its current liabilities by a total of $0.2 million.

      At October 31, 2003 the Company's current liabilities exceed current assets by $0.3 million (which was an increase of $0.2 million) as compared to October 31, 2002 when the Company's current liabilities exceeded current assets by $0.1 million, which represented a decrease of $0.6 million from 2001. The fiscal 2003 change in the Company's liquidity is due primarily to the increases in outstanding accounts payable and accrued expenses. The only required principal repayments under Canal's debt agreements for fiscal 2004 will be from the proceeds (if any) of the sale of certain assets.

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

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                   QUARTER ENDED
                                    JAN. 31,   APRIL 30,    JULY 31,    OCT. 31,
                                      2003       2003        2003         2003
                                    --------   ---------    --------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                             $1,458      $1,391        $825      $1,086
                                    =======     =======     =======     =======
NET INCOME (LOSS)                      $186          $3       ($227)      ($499)
                                    =======     =======     =======     =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                             $0.03      ($0.01)     ($0.06)     ($0.13)
                                    =======     =======     =======     =======
  - DILUTED                           $0.03      ($0.01)     ($0.06)     ($0.13)
                                    =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                             4,327       4,327       4,327       4,327
                                    =======     =======     =======     =======
  - DILUTED                           4,327       4,327       4,327       4,327
                                    =======     =======     =======     =======

                                                   QUARTER ENDED
                                    JAN. 31,   APRIL 30,    JULY 31,    OCT. 31,
                                      2002       2002        2002         2002
                                    --------   ---------    --------    --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                             $1,439      $1,434      $1,283      $1,257
                                    =======     =======     =======     =======
NET INCOME (LOSS)                      $377        ($29)        $83         ($5)
                                    =======     =======     =======     =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                             $0.07      ($0.02)      $0.04      ($0.01)
                                    =======     =======     =======     =======
  - DILUTED                           $0.07      ($0.02)      $0.04      ($0.01)
                                    =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC                             4,327       4,327       4,327       4,327
                                    =======     =======     =======     =======
  - DILUTED                           4,327       4,327       4,327       4,327
                                    =======     =======     =======     =======

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At October 31, 2003, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of           Fixed rate          Average           Fair
         October 31,          ($ US)         Interest Rate        Value
         -----------        ----------       ---1----------       -----

           2004              $     0              N/A
           2005                    0              N/A
           2006                2,767              10%
           2007                    0              N/A
           2008                    0              N/A
           Thereafter              0              N/A
                             -------

           Total             $ 2,767                              N/A (A)
                             -------                              -------

      (A) Long-term debt related party (See Note 6): it is not practicable to estimate the fair value of the related party debt (See Note 18).

ITEM 8. Financial Statements and Supplemental Data

      The financial statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto and are set forth on pages F-2 through F-31 included in Item 15(A) of the report.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Canal Capital Corporation (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

      Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of three non-independent directors. As such, the creation of numerous independent committees is not feasible. However, the Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 2003 the Board of Directors held one meeting, and the Executive Committee held three meetings, all of which were attended by both Mr. Edelman and Mr. Schultz.

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

      Asher B. Edelman, age 64, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman has been a Director, Vice-Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") since March 1985. In December 2003 Mr. Edelman resigned his position as Vice-Chairman of CattleSale.

      Michael E. Schultz, age 67, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Gerald N. Agranoff, age 57, has been a Director since 1984. Mr. Agranoff is currently Vice President, General Counsel and Corporate Secretary of CattleSale and has been a Director of CattleSale since 1991. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities and The American Energy Group, Ltd.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

      Reginald Schauder, age 54, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995. Mr. Schauder was corporate controller from July 1985 to January 1989.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2003 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                 Salary
------------------                 ----                ---------

Michael E. Schultz                 2003                $ 175,000
President and Chief                2002                $ 175,000
  Executive Officer                2001                $ 175,000

Asher B. Edelman                   2003                $ 175,000
Chairman of the Board              2002                $ 175,000
  and Executive Committee          2001                $ 175,000

Reginald Schauder                  2003                $ 115,000
Vice President, Chief              2002                $ 108,700
  Financial Officer                2001                $ 108,700
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer $55,000 of their salaries effective June 1, 2001. Additionally, effective November 1, 2002 Mr. Schauder agreed to defer $6,300 of his salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2003, the total liability under these agreements was approximately $60,000.

      The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $18,000, $41,000 and $24,000 for fiscal years 2003, 2002 and 2001, respectively.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2003. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

                       Aggregate Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Value

                             Number of Securities        Value of Unexercised
                            Underlying Unexercised       In-the-Money Options
Name                      Options at Fiscal Year End      At Fiscal Year End
----                      --------------------------     --------------------

Michael E. Schultz                     0                       $  -0-

Asher B. Edelman                       0                       $  -0-

Reginald Schauder                      0                       $  -0-

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

      During the 2003 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2003, there were no options outstanding under the 1985 Plan.

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

      In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. Certain funds of the Company have been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates are directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included The CattleSale Company (formerly known as Dynacore Holdings Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2004 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares          Percent of Class
     Name                      Beneficially owned (a)        of Common Stock
     ----                      ----------------------        ----------------

Asher B. Edelman                   1,909,605 (c)                  44.13

Michael E. Schultz                    58,835 (c)                   1.36

William G. Walters                   234,440 (b)                   5.42

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2004, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                                  No. of Common Shares        Percent of Class
     Name                        Beneficially owned (a)       of Common Stock
     ----                        ----------------------       ---------------

Gerald Agranoff                               0                     0.00

Asher B. Edelman                      1,909,605 (b)(c)             44.13

Reginald Schauder                           100 (d)                 0.01

Michael E. Schultz                       58,835 (e)(f)              1.36
                                      ---------

All Directors and Officers
  as a group (4 persons)              1,968,540                    45.50
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

      (b) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. ("Edelman Family Partnership"), of which Mr. Edelman is the general partner, 43,830 shares of common stock owned by Edelman Value Partners, L.P. ("Value Partners"), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan ("Canal Retirement Plan"), of which Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee.

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

      (e) Represents 58,835 shares owned directly.

      (f) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

      See:  Item 11 "Compensation Committee Interlocks and Insider
            Participation"

ITEM 14. Principal Accounting Fees and Services

      The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2003 and 2002:

                                        2003          2002
                                        ----          ----
             Audit fees              $ 55,000      $ 54,000
             Tax fees                       0             0
             All other fees             3,000         2,400
                                     --------      --------
                                     $ 58,000      $ 56,400
                                     ========      ========

      Audit-related fees include statutory audits and Sarbanes-Oxley related consultation and assistance. Tax fees and all other fees primarily consist of tax and advisory services.

      The Board of Directors of Canal has determined that Todman & Co., CPAs, PC provision of non-audit services is compatible with maintaining the independence of Todman & Co., CPAs PC.

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

                  None

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                          INDEX TO EXHIBITS, CONTINUED

Exhibit No.
-----------

      22          Subsidiaries of the registrant.


      31          Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002


      32          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS

      The following documents are filed as part of this report:

(a) 1. Financial Statements --

       Report of Independent Auditors ....................................   F-2

       Consolidated Balance Sheets as of October 31, 2003
           and 2002 ......................................................   F-3

           Consolidated Statements of Operations and Comprehensive
           (Loss) Income  for the years ended October 31, 2003,
           2002 and 2001 .................................................   F-5

       Consolidated Statements of Changes in Stockholders'
          Equity for the years ended October 31, 2003, 2002
          and 2001 .......................................................   F-7

       Consolidated Statements of Cash Flows for the
          years ended October 31, 2003, 2002 and 2001 ....................   F-8

       Notes to Consolidated Financial Statements ........................   F-9

                           INDEPENDENT AUDITORS REPORT

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation and Subsidiaries as of October 31, 2003 and 2002, and the results of their operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and 9 to the financial statements, the Company has suffered recurring losses from operations in eight of the last ten years, is obligated to continue making substantial annual contributions to its defined benefit pension plan and has joint and several liability on its lease for commercial space. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                             /S/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 21, 2004                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002

                                                            2003         2002
                                                            ----         ----

                          ASSETS

ASSETS:
       CASH AND CASH EQUIVALENTS                        $   14,191    $  139,057
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
             ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
             ZERO AT BOTH OCTOBER 31, 2003 AND 2002        131,836       125,227
       ART INVENTORY, NET OF A VALUATION ALLOWANCE
             OF $ 1,157,400 AND $1,325,000 AT
             OCTOBER 31, 2003 AND 2002, RESPECTIVELY       250,000       250,000
       STOCKYARDS INVENTORY                                 11,412        13,017
       INVESTMENTS                                               0         7,405
       PREPAID EXPENSES                                     69,168       100,799
                                                        ----------    ----------

            TOTAL CURRENT ASSETS                           476,607       635,505
                                                        ----------    ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $ 1,199,723
             AND $ 1,058,219 AT OCTOBER 31, 2003
             AND 2002, RESPECTIVELY                      2,874,457     3,336,744
                                                        ----------    ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $ 130,041
             AND $ 285,223 AT OCTOBER 31, 2003 AND
             2002, RESPECTIVELY                          1,136,056     1,176,027
                                                        ----------    ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $ 617,350
             AND $ 858,650 AT OCTOBER 31, 2003 AND
             2002, RESPECTIVELY                            459,671       622,388
                                                        ----------    ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE             899,679       517,939
       RESTRICTED CASH - TRANSIT INSURANCE                  58,729             0
       DEFERRED LEASING AND FINANCING COSTS                 16,006        13,366
       DEPOSITS AND OTHER                                  221,031       210,902
                                                        ----------    ----------

                                                         1,195,445       742,207
                                                        ----------    ----------

                                                        $6,142,236    $6,512,871
                                                        ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002

                                                               2003            2002
                                                               ----            ----

                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES .....   $    755,110    $    574,974
       INCOME TAXES PAYABLE ............................         10,000           9,892
                                                           ------------    ------------

         TOTAL CURRENT LIABILITIES .....................        765,110         584,866
                                                           ------------    ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY .....................        907,573         829,739
       REAL ESTATE TAXES PAYABLE .......................        300,000         451,958
                                                           ------------    ------------

         TOTAL NON-CURRENT LIABILITIES .................      1,207,573       1,281,697
                                                           ------------    ------------

LONG-TERM DEBT, RELATED PARTY ..........................      2,767,000       2,667,000
                                                           ------------    ------------

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,443,979 AND
       5,647,993 SHARES ISSUED AND OUTSTANDING AT
       OCTOBER 31, 2003 AND 2002, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10.00
       PER SHARE FOR $ 54,439,790 AND $ 56,479,930
       AT OCTOBER 31, 2003 AND 2002, RESPECTIVELY ......         54,440          56,480

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
       AT OCTOBER 31, 2003 AND 2002, RESPECTIVELY ......         53,138          53,138

  ADDITIONAL PAID-IN CAPITAL ...........................     28,018,997      27,958,498

  ACCUMULATED DEFICIT ..................................    (13,404,934)    (12,709,864)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST .....................    (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
     PENSION VALUATION RESERVE .........................     (2,315,543)     (2,375,399)
                                                           ------------    ------------

                                                              1,402,553       1,979,308
                                                           ------------    ------------

                                                           $  6,142,236    $  6,512,871
                                                           ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                            2003            2002             2001
                                            ----            ----             ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                 $   428,436     $   818,671     $   426,240
    EXCHANGE BUILDING RENT                  436,573         486,678         430,175
    OUTSIDE REAL ESTATE RENT                508,211         546,151         586,219
    OTHER INCOME                                130               0           1,000
                                        -----------     -----------     -----------
                                          1,373,350       1,851,500       1,443,634
                                        -----------     -----------     -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                278,145         363,374         166,108
    LABOR, OPERATING AND MAINTENANCE        406,650         447,790         427,566
    DEPRECIATION AND AMORTIZATION           144,988         132,676         127,859
    TAXES OTHER THAN INCOME TAXES           248,800         119,200         151,700
    GENERAL AND ADMINISTRATIVE               52,253          45,903         126,123
                                        -----------     -----------     -----------
                                          1,130,836       1,108,943         999,356
                                        -----------     -----------     -----------

INCOME FROM REAL ESTATE OPERATIONS          242,514         742,557         444,278
                                        -----------     -----------     -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION             3,031,552       3,181,874       3,358,554
    FEED AND BEDDING INCOME                 186,130         198,128         249,154
    RENTAL INCOME                             3,399           5,298           4,521
    OTHER INCOME                            165,876         176,000         182,248
                                        -----------     -----------     -----------
                                          3,386,957       3,561,300       3,794,477
                                        -----------     -----------     -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS               1,328,755       1,437,778       1,542,324
    OTHER OPERATING AND MAINTENANCE         755,836         832,552         889,037
    FEED AND BEDDING EXPENSE                158,939         162,865         192,513
    DEPRECIATION AND AMORTIZATION            19,363          24,352          26,891
    TAXES OTHER THAN INCOME TAXES           172,990         216,031         246,760
    GENERAL AND ADMINISTRATIVE              366,358         349,391         523,133
                                        -----------     -----------     -----------
                                          2,802,241       3,022,969       3,420,658
                                        -----------     -----------     -----------

INCOME FROM STOCKYARD OPERATIONS            584,716         538,331         373,819
                                        -----------     -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE       (1,079,670)     (1,134,994)     (1,274,529)
                                        -----------     -----------     -----------

(LOSS) INCOME FROM OPERATIONS              (252,440)        145,894        (456,432)
                                        -----------     -----------     -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
                                  Continued ...

                                                2003            2002            2001
                                                ----            ----            ----

OTHER (EXPENSES) INCOME:

  INTEREST AND OTHER INCOME                     25,207         467,341         130,737

  INTEREST EXPENSE-RELATED PARTY              (279,814)       (266,700)       (257,022)

  (LOSS) INCOME FROM ART SALES                  (7,987)        206,669         (19,351)

  REALIZED LOSS ON INVESTMENTS                  (7,405)        (13,987)        (47,249)

  OTHER EXPENSE                                (14,902)       (113,227)       (123,230)
                                           -----------     -----------     -----------

                                              (284,901)        280,096        (316,115)
                                           -----------     -----------     -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                (537,341)        425,990        (772,547)

PROVISION FOR INCOME TAXES                           0               0               0
                                           -----------     -----------     -----------

NET (LOSS) INCOME                             (537,341)        425,990        (772,547)

OTHER COMPREHENSIVE (LOSS) INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT         59,856        (209,954)       (195,824)
                                           -----------     -----------     -----------

COMPREHENSIVE (LOSS) INCOME                $  (477,485)    $   216,036     $  (968,371)
                                           ===========     ===========     ===========

NET (LOSS) INCOME PER COMMON SHARE:

  - BASIC                                  $     (0.16)    $      0.07     $     (0.25)

  - DILUTED                                $     (0.16)    $      0.07     $     (0.25)

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                    4,326,929       4,326,929       4,326,929

  - DILUTED                                  4,326,929       4,326,929       4,326,929

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2003, 2002, AND 2001

                                   COMMON STOCK             PREFERRED STOCK
                               NUMBER                    NUMBER
                                 OF                        OF
                               SHARES       AMOUNT       SHARES        AMOUNT

BALANCE, NOVEMBER 1, 2000     5,313,794   $   53,138    4,407,614    $   44,076
 NET (LOSS)                           0            0            0             0
 PREFERRED STOCK DIVIDEND             0            0      590,832         5,908
 MINIMUM PEN. LIAB. ADJ               0            0            0             0
                             -----------------------   ------------------------

BALANCE, OCTOBER 31, 2001     5,313,794   $   53,138    4,998,446    $   49,984
 NET INCOME                           0            0            0             0
 PREFERRED STOCK DIVIDEND             0            0      649,547         6,496
 MINIMUM PEN. LIAB. ADJ               0            0            0             0
                             -----------------------   ------------------------

BALANCE, OCTOBER 31, 2002     5,313,794   $   53,138    5,647,993    $   56,480
 NET (LOSS)                           0            0            0             0
 PREFERRED STOCK REPURCHASE           0            0     (992,255)       (9,922)
 PREFERRED STOCK DIVIDEND             0            0      788,241         7,882
 MINIMUM PEN. LIAB. ADJ               0            0            0             0
                             -----------------------   ------------------------
BALANCE, OCTOBER 31, 2003     5,313,794   $   53,138    5,443,979    $   54,440
                             =======================   ========================

                               ADDITIONAL                                       TREASURY
                                PAID-IN        ACCUMULATED    COMPREHENSIVE      STOCK,
                                CAPITAL          DEFICIT      (LOSS)INCOME      AT COST

BALANCE, NOVEMBER 1, 2000     $ 27,545,053    ($11,945,307)   ($ 1,969,621)   ($11,003,545)
 NET (LOSS)                              0        (772,547)              0               0
 PREFERRED STOCK DIVIDEND          303,508        (301,520)              0               0
 MINIMUM PEN. LIAB. ADJ                  0               0        (195,824)              0
                              ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2001     $ 27,848,561    ($13,019,374)   ($ 2,165,445)   ($11,003,545)
 NET INCOME                              0         425,990               0               0
 PREFERRED STOCK DIVIDEND          109,937        (116,480)              0               0
 MINIMUM PEN. LIAB. ADJ                  0               0        (209,954)              0
                              ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2002     $ 27,958,498    ($12,709,864)   ($ 2,375,399)   ($11,003,545)
 NET (LOSS)                              0        (537,341)              0               0
 PREFERRED STOCK REPURCHASE        (89,303)              0               0               0
 PREFERRED STOCK DIVIDEND          149,802        (157,729)              0               0
 MINIMUM PEN. LIAB. ADJ                  0               0          59,856               0
                              ------------    ------------    ------------    ------------
BALANCE, OCTOBER 31, 2003     $ 28,018,997    ($13,404,934)   ($ 2,315,543)   ($11,003,545)
                              ============    ============    ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                              2003         2002         2001
                                              ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                         $(537,341)   $ 425,990    $(772,547)
                                            ---------    ---------    ---------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION              167,052      170,352      183,576
   GAIN  ON SALES OF REAL ESTATE             (150,291)    (455,297)    (260,132)
   VALUATION RESERVE - ART INVENTORY         (408,900)    (508,500)     (35,800)
   REALIZED LOSS ON INVESTMENTS                 7,405       13,987       47,249
   REALIZED LOSS ON ART WRITE OFF              41,517            0            0
   GAIN ON SIOUX CITY STOCKYARD AUCTION             0      (54,804)           0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET         (6,609)       2,544      608,617
   ART INVENTORY, NET                         162,717      311,351      (22,882)
   PREPAID EXPENSES AND OTHER, NET            275,714      215,612     (254,745)
   PAYABLES AND ACCRUED EXPENSES, NET         106,120     (681,523)     332,983
                                            ---------    ---------    ---------

NET CASH (USED) BY OPERATING ACTIVITIES      (342,616)    (560,288)    (173,681)
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE          428,436      818,671      426,240
  PROCEEDS FROM SIOUX CITY STOCKYARD
    AUCTION                                         0      114,307            0
  CAPITAL EXPENDITURES                       (211,460)    (247,313)    (471,148)
                                            ---------    ---------    ---------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                  216,976      685,665      (44,908)
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                   100,000            0      145,000
  PREFERRED STOCK REPURCHASE                  (99,226)           0            0
                                            ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         774            0      145,000
                                            ---------    ---------    ---------

NET (DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                (124,866)     125,377      (73,589)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR     139,057       13,680       87,269
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $  14,191    $ 139,057    $  13,680
                                            =========    =========    =========

NOTE: IN FISCAL 2003, 2002 AND 2001,$ 157,730, $ 116,480 AND $ 301,520,
      RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE ISSUANCE OF 740,241, 649,547 AND 590,832, RESPECTIVELY, OF SHARES OF PREFERRED STOCK.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2004. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years, is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At October 3, 2003, Canal was current under its obligation, however, the group was approximately $85,000 in arrears on this lease (see Note 9). The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 and $101,000 at October 31, 2003 and 2002, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2003, 2002 and 2001 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 71 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      F) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. Net realizable value is determined in part by independent appraisal. Independent appraisals covered approximately 31% and 22% of the inventory value at October 31, 2003 and 2002, respectively. The remaining 69% and 78% at October 31, 2003 and 2002, respectively was estimated by management based in part on the independent appraisals done. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

            The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets (see Note 7). Antiquities and contemporary art represented 27% ($189,122) and 73% ($520,549) and 26% ($230,639) and 74% ($641,749) of total art inventory at October 31, 2003 and 2002, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      G) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      H) Stockyard Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      I) Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $17,000, $13,000 and $25,000 and interest payments of $280,000, $267,000 and
$257,000 in 2003, 2002 and 2001, respectively.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      O) Recent Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority of the voting interest in the entity. We will adopt FIN 46 as of January 31, 2004. The adoption of FIN 46 will not have a material impact on our consolidated financial statements.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    INVESTMENTS AVAILABLE FOR SALE

      At October 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                       2003        2002
                                                       ----        ----
      Aggregate market value.....................      $ 0         $ 7
                                                       ---         ---
      Aggregate carrying value...................      $ 0         $ 7
                                                       ---         ---

      Canal has an investment in a company in which it, together with other affiliated entities, comprise a reporting group for regulatory purposes. It is important to note that it is the group (as defined) that can exercise influence over this company, not Canal. Accordingly, this investment does not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also serve as officers and/or directors of this company. Historically, this investment (in which Canal's ownership interest is approximately 1%) was carried at market value and any unrealized gains or losses are reflected in Stockholders Equity. The realized gains or losses, if any, are recognized in operating results.

      On May 3, 2000 this company filed for reorganization under Chapter 11 of the Bankruptcy Code and subsequently emerged in December 2000. This action, in combination with other factors, has resulted in Canal's determination that the decline in market value of its investment in this company is permanent. Accordingly, as of October 31, 2003 Canal has written off this investment entirely. This has resulted in Canal's recognizing a realized loss on investments in marketable securities of approximately $7,000, $14,000 and $47,000 in fiscal 2003, 2002 and 2001, respectively.

4.    STOCKYARD OPERATIONS

      Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City, Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota. Stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading and price discovery. The livestock handled by the stockyards include cattle, hogs and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $-0-, $75,000 and $118,000 for the three years ended October 31, 2003, 2002 and 2001, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux city location in April 2002. The auction generated total sales of $114,000 and operating income of $58,000. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any opportunities to develop or sell this property in fiscal 2004.

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

      As discussed above, virtually all of the volume at Canal's Sioux Falls stockyards is handled through market agencies or independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which accounts for approximately 50% of its livestock volume annually. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2004. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including developing solicitation operations of its own; direct public relations advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $11,000 and $13,000 at October 31, 2003 and 2002, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    BORROWINGS

      At October 31, 2003, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                                 October 31,
                                                            -------------------
($ 000's Omitted)                                             2003         2002
-----------------                                             ----         ----
Variable rate mortgage notes due
  May 15, 2006 - related party (see Note 16) .........      $ 2,767      $ 2,667
Other Note ...........................................            0            0
                                                            -------      -------
Total ................................................        2,767        2,667
Less -- current maturities ...........................            0            0
                                                            -------      -------
Long-term debt .......................................      $ 2,767      $ 2,667
                                                            -------      -------

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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of October 31, 2003 the balance due under these notes was $2,767,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,767,000 due May 15, 2006.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2003, 2002 and 2001 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                   2003       2002       2001
                                                   ----       ----       ----

      Total Gross Deferred Tax assets             $ 3,893    $ 3,503    $ 3,422
      Less - Valuation Allowance                   (3,893)    (3,503)    (3,422)
                                                  -------    -------    -------
      Net Deferred Tax Assets                     $     0    $     0    $     0
                                                  -------    -------    -------

      Total Gross Deferred Tax Liability          $     0    $     0    $     0
                                                  -------    -------    -------

      Net Deferred Tax Asset (Liability)          $     0    $     0    $     0
                                                  -------    -------    -------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                  2003        2002        2001
                                                  ----        ----        ----

      Computed Expected Tax (Benefit)Expense     $ (188)     $  149      $ (270)
      Change in Valuation Allowance                 390          81         236
      Inventory Valuation Differences              (144)       (178)        (13)
      Other                                         (58)        (52)         47
                                                 ------      ------      ------
                                                 $    0      $    0      $    0
                                                 ------      ------      ------

      At October 31, 2003, the Company has net operating loss carryforwards of approximately $11,123,000 that expire through 2017 and a net capital loss carryforward of approximately $1,446,000 that expires October 31, 2007. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses and capital losses incurred during recent years. Such allowance increased by approximately $352,000, $81,000 and $236,000 during the years ended October 31, 2003, 2002 and
2001, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $0 for fiscal 2003, $149,000 for fiscal 2002 and $129,000 for fiscal 2001. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

      Assumptions used in computing the 2003, 2002 and 2001 pension cost were:

                                                       2003      2002      2001
                                                       ----      ----      ----

      Discount rate ................................   6.25%     7.00%     7.00%
      Rate of increase in compensation level .......   5.50%     5.50%     5.50%
      Expected long-term rate of return on assets ..   9.00%     9.00%     9.00%

      Net periodic pension cost for plan years ended October 31, 2003, 2002 and 2001 included the following components:

                                                             Plan Year
                                                             ---------
         ($ 000's Omitted)                            2003      2002      2001
         -----------------                            ----      ----      ----

      Service costs - benefits earned during
        the period ................................  $   12    $   12    $   10

      Interest cost on projected benefit
        obligation ................................     114       120       111

      Net (Return) loss on assets .................     137        94        46

      Net amortization and deferral ...............     (54)      (54)      (54)
                                                     ------    ------    ------

      Net period pension cost .....................  $  209    $  172    $  113
                                                     ------    ------    ------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2003 and 2002.

                                                                Plan Year
                                                                ---------
      ($ 000's Omitted)                                     2003         2002
      -----------------                                     ----         ----

      Change in benefit obligation
      Benefit obligation at beginning of year             $ 1,770      $ 1,597
      Service cost                                             12           12
      Interest cost                                           114          120
      Plan participants' contributions                          0            0
      Amendments                                                0            0
      Actuarial gain                                           49          181
      Benefits paid                                          (127)        (140)
                                                          -------      -------
      Benefit obligation at end of year                   $ 1,818      $ 1,770
                                                          -------      -------

      Change in plan assets
      Fair value of plan assets at beginning of year      $   904      $   848
      Actual return on plan assets                             91          (20)
      Employer contribution                                    72          265
      Plan participants' contributions                          0            0
      Plan expenses                                           (68)         (49)
      Benefits paid                                          (127)        (140)
                                                          -------      -------
      Fair value of plan assets at end of year            $   872      $   904
                                                          -------      -------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Antiquities and contemporary art represented 27% ($189,122) and 73% ($520,549) and 26% ($230,639) and 74% ($641,749) of total art inventory at
October 31, 2003 and 2002, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2003 and 2002 as follows ($ 000's Omitted):

                   Current Portion     Non-Current Portion          Total
                 ------------------    -------------------   ------------------
                   2003       2002       2003       2002       2003       2002
                   ----       ----       ----       ----       ----       ----

Antiquities      $   407    $   575    $    89    $    31    $   496    $ 1,606
Contemporary       1,000      1,000        988      1,450      1,988      2,450
Valuation
 Allowance        (1,157)    (1,325)      (617)      (859)    (1,774)    (2,184)
                 -------    -------    -------    -------    -------    -------

Net Value        $   250    $   250    $   460    $   622    $   710    $   872
                 -------    -------    -------    -------    -------    -------

      The Company's valuation allowance for the three years ended October 31, 2003, 2002 and 2001 is as follows:

                                         Balance at                   Balance
                                         Beginning                   at End of
                                         of Period     Deductions     Period
                                         ---------     ----------    ---------

Year ended October 31, 2003
 Deducted from art inventories:
   Reserve for valuation allowance         $2,184       $ (410)       $1,774

Year ended October 31, 2002
 Deducted from art inventories:
   Reserve for valuation allowance         $2,692       $ (508)       $2,184

Year ended October 31, 2001
 Deducted from art inventories:
   Reserve for valuation allowance         $2,728       $  (36)       $2,692

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2003 Canal applied against sales $408,900 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $1,774,750 as of October 31, 2003 as compared to $2,183,650 and $2,692,150 at October 31, 2002 and 2001, respectively. F-21

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has its art inventory appraised by independent appraisers annually. The 2003 appraisal covered approximately 31% of the inventory value. The appraised values estimate the current market value of each piece giving consideration to Canal's practices of engaging in consignment, private and public auction sales. The net realizable value of the remaining 69% of the inventory was estimated by management based in part on the Company's history of losses sustained on art sales in the current and previous years and in part on the results of the independent appraisals done.

      Canal's art operations have generated an operating loss of approximately $8,000, operating income of $207,000 and an operating loss of $19,000 on revenues of approximately $173,000, $540,000 and $24,000 for the years ended October 31, 2003, 2002 and 2001, respectively. In fiscal 2003 Canal wrote off 11 pieces of antiquity art with a book value of approximately $42,000 due to questions regarding authenticity.

      The Company had approximately $250,000 and $175,000 of art inventory (at original cost) on consignment with third party dealers at October 31, 2003 and 2002, respectively.

9.    LEASE COMMITMENTS

      In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease is for a period of 128 months expiring in October 2009. Canal's portion of the new space is approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. Each of the three entities that are parties to this lease are jointly and severally responsible for the payments required under the lease. At October 31, 2003, the security deposit relating to this lease was approximately $260,000 of which Canal's representative share is approximately $122,000.

      At October 31, 2003, Canal was current under its obligations under this lease. However, the group as a whole was approximately $85,000 in arrears on its rental payments. As discussed above, Canal's share of the rent is approximately 25%. However, should the remaining two co-tenants default, the balance of rental payments due under the lease would be approximately $2.5 million.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following is a schedule of Canal's portion of future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2003:

      YEAR ENDED              CANAL'S             TOTAL LEASE
      OCTOBER 31             OBLIGATION           OBLIGATION
      ----------             ----------           -----------

      2004                    $104,000            $  416,000
      2005                     104,000               416,000
      2006                     104,000               416,000
      2007                     104,000               416,000
      2008                     104,000               416,000
      Thereafter                95,000               380,000
                              --------            ----------
                              $615,000            $2,460,000
                              ========            ==========

      Rent expense under these and other operating leases for the years ended October 31, 2003, 2002 and 2001 were as follows:

      ($ 000's Omitted)                             2003        2002        2001
      -----------------                             ----        ----        ----
      Minimum rentals .......................      $ 107       $  97       $  90
        Less: sublease rentals ..............        (89)        (42)          0
                                                   -----       -----       -----
                                                   $  18       $  55       $  90
                                                   -----       -----       -----

      In June 2002, Canal sublet for a one year period substantially all of its New York office space at a rate of $7,000 per month. The lease is for a period of one year with a one year renewal option (which was exercised by the tenant). If the tenant continues to sublet this space, then Canal's rent expense for fiscal 2004 will be approximately $18,000.

10.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2003, 2002 and 2001.

11.   STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. At October 31, 2002 the purchase price of shares subject to each option granted equaled 100% of the fair market value on the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 2003, there were no exercisable options outstanding under these plans.

      Transactions under these plans are summarized as follows:

                                                   Shares     Option Price Range
                                                   ------     ------------------

      Balance outstanding October 31, 2001....     30,500       $0.125-$0.250
      Options granted ........................          0          -       -
      Options expired ........................    (25,000)      $0.125-$0.250
                                                  --------      -------------

      Balance outstanding October 31, 2002....      5,500       $0.125-$0.125
      Options granted                                   0          -       -
      Options expired                              (5,500)      $0.125-$0.125
                                                  --------      -------------

      Balance outstanding October 31, 2003....          0         N/A - N/A
                                                  --------      -------------

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2003, 2002 and 2001.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The Company adopted the disclosure requirements for this statement effective for the year ending October 31, 1996, while continuing to measure compensation cost using APB 25. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2003, 2002 and 2001 would have been deminimus.

12.   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2003, 2002 and 2001, the Company had 0, 5,500 and 30,500 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 2003, 2002 and 2001. Dividends declared on preferred stock during the years ended October 31, 2003, 2002 and 2001 were approximately $158,000, $116,000 and $302,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2003, 2002 and 2001 were:

                                          For the Year Ended October 31, 2003
                                         --------------------------------------
                                           Income        Shares       Per-share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------   ---------

Net (loss)                               $ (537,000)

Less preferred stock dividends             (158,000)
                                         ----------

(Loss) available to common stock-
 holders-basic earnings per share          (695,000)     4,327,000    $  (0.16)
                                                                      ========

Effect of dilutive securities:
  Options (antidilutive)                        N/A            N/A
                                         ----------     ----------

(Loss) available to common stock-
 holders-diluted earnings per share      $ (695,000)     4,327,000    $  (0.16)
                                         ==========     ==========    ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                          For the Year Ended October 31, 2002
                                         --------------------------------------
                                           Income        Shares       Per-share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------   ---------

Net income                                  426,000

Less preferred stock dividends             (116,000)
                                         ----------

Income available to common stock-
 holders-basic earnings per share           310,000      4,327,000    $   0.07
                                                                      ========

Effect of dilutive securities:

  Options (antidilutive)                        N/A            N/A
                                         ----------     ----------

Income available to common stock-
 holders-diluted earnings per share      $  310,000      4,327,000    $   0.07
                                         ==========     ==========    ========

                                          For the Year Ended October 31, 2001
                                         --------------------------------------
                                           Income        Shares       Per-share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------   ---------

Net (loss)                              $  (773,000)

Less preferred stock dividends             (302,000)
                                        -----------

(Loss) available to common stock-
 holders-basic earnings per share        (1,075,000)      4,327,000    $  (0.25)
                                                                       ========

Effect of dilutive securities:
   Options (antidilutive)                       N/A             N/A
                                        -----------     -----------

(Loss) available to common stock-
 holders-diluted earnings per share     $(1,075,000)      4,327,000    $  (0.25)
                                        ===========     ===========    ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 5,449,369 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2003 of 5,443,979. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, fifty-six of the sixty-eight quarterly payments have been paid in additional stock resulting in the issuance of 5,449,369 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2003 and December 31, 2003 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2004 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2004 will also be paid in additional stock.

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

                                                          October 31,
                                               ---------------------------------
      ($ 000's Omitted)                          2003         2002         2001
      -----------------                          ----         ----         ----
      Identifiable assets:
        Real estate .....................      $ 3,871      $ 4,007      $ 4,092
        Stockyard operations ............        1,440        1,448        1,497
           Corporate ....................          931        1,058        1,389
                                               -------      -------      -------
                                               $ 6,142      $ 6,513      $ 6,978
                                               -------      -------      -------

      ($ 000's Omitted)                          2003         2002         2001
      -----------------                          ----         ----         ----

      Capital expenditures:
        Real estate .....................      $   171      $   214      $   393
        Stockyard operations ............           32           29           70
           Corporate ....................            8            4            8
                                               -------      -------      -------
                                               $   211      $   247      $   471
                                               -------      -------      -------

      Income from real estate operations includes gains (losses) on sales of real estate of $0.2 million, $0.4 million and $0.4 million in 2003, 2002 and 2001, respectively. Included in corporate identifiable assets is approximately $0.2 million and $0.2 million of art inventory in galleries or on consignment abroad as of October 31, 2003 and 2002, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.   Related Party Transactions

      Interest Expense Related Party - At October 31, 2003, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2006. Canal has paid interest expense on these notes of $280,000, $267,000 and $257,000 for the years ended October 31, 2003, 2002 and 2001, respectively. As of October 31, 2003, the balance due under these notes was $2,767,000 all of which is classified as long-term debt related party.

      Lease Commitments - In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease is for a period of 128 months expiring in October 2009. Canal's portion of the new space is approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. However, each of the three entities that are parties to this lease are jointly and severally responsible for the payments required under the lease. At October 31, 2003 the security deposit related to this lease was approximately $260,000 of which Canal's representative share is approximately $122,000.

      In June 2002, Canal sublet for a one year period substantially all of its New York office space at a rate of $7,000 per month. The lease is for a period of one year with a one year renewal option (which was exercised by the tenant). If the tenant continues to sublet this space, then Canal's rent expense for fiscal 2004 will be approximately $18,000.

      At October 31, 2003, Canal was current under its obligations under this lease. However, the group as a whole was approximately $85,000 in arrears on its rental payments. As discussed above, Canal's share of the rent is approximately 25%. However, should the remaining two co-tenants default, the balance of rental payments due under the lease would be approximately $2.5 million.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      On October 15, 2001, Pine Valley filed a voluntary Chapter 11 bankruptcy petition with the court. This action makes the collectability of Canal's award doubtful. For financial statements purposes as of October 31, 2003, Canal has fully reserved the Pine Valley receivable.

18.   Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2003 balance in restricted cash- transit insurance of approximately $59,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

19.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non- trading purposes) for which it is practicable to estimate that value.

                                                 October 31,
                                        2003                     2002
                                 -------------------     -------------------
                                              ($ 000's Omitted)
                                 Carrying     Fair       Carrying     Fair
                                  Amount      Value       Amount      Value
                                  ------      ------      ------      ------
Cash and
 cash equivalents                 $   14      $   14      $  139      $  139
                                  ------      ------      ------      ------

Long-Term Debt - Related
 Party                             2,767         (b)       2,667         (b)
                                  ------      ------      ------      ------

      a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

      b) Long-Term Debt Related Party (see Note 5): It is not practicable to estimate the fair value of the related party debt.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.   Property on Operating Leases

      Property on operating leases consist of approximately 40 acres of land located in New York, New York; Omaha, Nebraska; S. St. Paul, Minnesota and Sioux City, Iowa. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, truck stops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at October 31, 2003 is as follows (000's omitted):

                                              Capitalized Cost
                                               Subsequent to
                          Initial Cost        Acquisition Date
                          ------------        ----------------                Carrying
                                 Bldgs. &             Bldgs. &      Accum.     Value
Description (1)         Land    Imprvmts.    Land     Imprvmts.     Depr.     10/31/02
-----------------       ----    ---------    ----     ---------     ------    --------
New York office
Various leasehold
improvements          $     0    $   153    $     0    $    31     $  (156)    $    28

11 acres of land
in Omaha, NE
Acquired in 1976        1,200          0          0         21          (4)      1,217

10 acres of land
in S. St. Paul, MN
Acquired in 1937          125      1,220          0        907      (1,039)      1,213

19 acres of land
in Sioux City, IA         416          0          0          0           0         416
                      -------    -------    -------    -------     -------     -------
Acquired in 1937
                      $ 1,741    $ 1,373    $     0    $   959     $(1,199)    $ 2,874
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2003, 2002 and 2001 is as follows (000's omitted):

                                                  2003        2002        2001
                                                  ----        ----        ----

      Balance at beginning of year              $ 3,337     $ 3,302     $ 3,098
      Acquisitions                                    0           0           0
      Improvements                                  179         218         427
      Cost of property sold                        (142)       (183)       (223)
      Reclassification to property held
        for development or resale                  (500)          0           0
                                                -------     -------     -------
      Balance at end of year                    $ 2,874     $ 3,337     $ 3,302
                                                -------     -------     -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 5).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.   Property used in Stockyard Operations

      Property used in stockyard operations consist of approximately 61 acres of land located in St. Joseph, Missouri and Sioux Falls, South Dakota. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock. Stockyard facilities include exchange buildings (commercial office space), auction arenas, scale houses, veterinary facilities, barns, livestock pens and loading docks.

      A schedule of the Company's property on operating leases at October 31, 2003 is as follows (000's omitted):

                                              Capitalized Cost
                                               Subsequent to
                         Initial Cost         Acquisition Date
                         ------------         ----------------                Carrying
                                Bldgs. &              Bldgs. &      Accum.      Value
Description (1)        Land     Imprvmts.    Land     Imprvmts.     Depr.     10/31/03
-----------------      ----     ---------    ----     ---------     ------    --------

31 acres of land
in St. Joseph, MO
Acquired in 1942      $   862    $   375    $    40     $  (175)    $  (104)    $   998

30 acres of land
in Sioux Falls, SD
Acquired in 1937          100         51          0          13         (26)        138
                      -------    -------    -------     -------     -------     -------
                      $   962    $   426    $    40     $  (162)    $  (130)    $ 1,136
                      =======    =======    =======     =======     =======     =======

         A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2003, 2002 and 2001 is as follows (000's omitted):

                                                 2003         2002         2001
                                                 ----         ----         ----

       Balance at beginning of year            $ 1,176      $ 1,281      $ 1,237
       Acquisitions                                 40            0            0
       Improvements                                 32           29           44
       Cost of property sold                      (112)        (134)           0
                                               -------      -------      -------
       Balance at end of year                  $ 1,136      $ 1,176      $ 1,281
                                               -------      -------      -------

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

      A schedule of the Company's property held for development or resale at October 31, 2003 is as follows (000's omitted):

                                            Capitalized Cost
                                             Subsequent to
                          Initial Cost      Acquisition Date
                          ------------      ----------------            Carrying
                                Bldgs. &           Bldgs. &    Accum.    Value
Description (1)        Land     Imprvmts.   Land   Imprvmts.   Depr.    10/31/03
-----------------      ----     ---------   ----   ---------   ------   --------

28 acres of land
in St. Joseph, MO
Acquired in 1942      $   75       N/A       N/A       N/A       N/A    $   75

10 acres of land
in S. St. Paul, MN
Acquired in 1937         144       N/A       N/A       N/A       N/A       144

33 acres of land
in Sioux City, IA
Acquired in 1937         681       N/A       N/A       N/A       N/A       681
                      ------    ------    ------    ------    ------    ------
                      $  900    $    0    $    0    $    0    $    0    $  900
                      ======    ======    ======    ======    ======    ======

      A schedule of the Company's reconciliation of property held for development or resale carried for the three years ended October 31, 2003, 2002 and 2001 is as follows (000's omitted):

                                                     2003       2002       2001
                                                     ----       ----       ----

      Balance at beginning of year                  $ 518      $ 620      $ 648
      Acquisitions                                      0          0          0
      Improvements                                      0          0          0
      Cost of property sold                          (118)      (102)       (28)
      Reclassification from property
        on operating leases                           500          0          0
                                                    -----      -----      -----

      Balance at end of year                        $ 900      $ 518      $ 620
                                                    -----      -----      -----

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 5).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23.   Minimum Future Rentals on Operating Leases

      The following is a schedule by years of minimum future rentals on operating leases as of October 31, 2003:

                ($ 000's Omitted)
                -----------------
                Year Ending                   Rental
                October 31,                 Income (1)
                -----------                 ----------

                   2004                      $ 1,000
                   2005                        1,050
                   2006                        1,100
                   2007                        1,150
                   2008                        1,200
                                             -------
                                             $ 5,500
                                             =======

(1) Consists of rental income from Exchange Building (commercial office space), lease income from land and structures and other rental income. All real estate leases are accounted for as operating leases.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 2004.

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

      Signature                        Title                         Date
      ---------                        -----                         ----


/S/ Michael E. Schultz           President and Chief
----------------------     Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)       January 27, 2004


/S/ Reginald Schauder           Vice President-Finance
----------------------          Secretary and Treasurer
Reginald Schauder              (Principal Financial and
                                 Accounting Officer)            January 27, 2004


/S/ Asher B. Edelman            Chairman of the Board
----------------------               and Director               January 27, 2004
Asher B. Edelman


/S/ Gerald N. Agranoff                 Director                 January 27, 2004
----------------------
Gerald N. Agranoff