Form 10-Q
period 2004-01-31
CANAL CAPITAL CORP
filed 2004-03-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended JANUARY 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                    For the transition period from ___ to ___

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

    Title of each class          Shares outstanding at February 29, 2004
------------------------------
Common stock, $0.01 par value                4,326,929

(This document contains 39 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2004

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - January 31, 2004
       and October 31, 2003 ...............................................    5

     Statements of Consolidated Operations and
       Comprehensive (Loss) Income for the Three Month
       Periods ended January 31, 2004 and 2003 ............................    7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Three Month and
       One Year Periods ended January 31, 2004 and
       October 31, 2003 ...................................................    9

     Statements of Consolidated Cash Flows for the
       Three Month Periods ended January 31, 2004 and
       2003 ...............................................................   10

     Notes to Consolidated Financial Statements ...........................   11

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   24

     Liquidity and Capital Resources ......................................   29

     Other Factors ........................................................   30

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   30

Item IV.   Controls and Procedures ........................................   31

Part II - Other Information ...............................................   32

     Items 1 through 6 ....................................................   33

     Signatures and Certifications ........................................   34

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2004, the related consolidated statements of operations and comprehensive (loss) income for the three month period ended January 31, 2004 and the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2004. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                           /S/ Todman & Co., CPA's,P.C.
March 12, 2004                           ----------------------------
                                         TODMAN & CO., CPA's,P.C.
                                         Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                           CANAL CAPITAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2004 AND OCTOBER 31, 2003

                                                            JANUARY 31,      OCTOBER 31,
                                                               2004             2003
                                                            (UNAUDITED)       (AUDITED)
                                                            -----------      ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                             $    5,081      $   14,191
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JANUARY 31, 2004 AND OCTOBER 31, 2003,            166,764         131,836
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
         $1,157,400 AND $1,157,400 AT JANUARY 31,
         2004 AND OCTOBER 31, 2003, RESPECTIVELY                250,000         250,000
       STOCKYARDS INVENTORY                                       9,595          11,412
       PREPAID EXPENSES                                         117,105          69,168
                                                             ----------      ----------

            TOTAL CURRENT ASSETS                                548,545         476,607
                                                             ----------      ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,234,133
             AND $1,199,723 AT JANUARY 31, 2004 AND
             OCTOBER 31, 2003, RESPECTIVELY                   2,826,547       2,874,457
                                                             ----------      ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $135,177 AND
             $130,041 AT JANUARY 31, 2004 AND OCTOBER
             31, 2003, RESPECTIVELY                           1,130,920       1,136,056
                                                             ----------      ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $589,650
             AND $617,350 AT JANUARY 31, 2004
             AND OCTOBER 31, 2003, RESPECTIVELY                 449,838         459,671
                                                             ----------      ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                  899,679         899,679
       RESTRICTED CASH - TRANSIT INSURANCE                       69,653          58,729
       DEFERRED LEASING AND FINANCING COSTS                      15,680          16,006
       DEPOSITS AND OTHER                                       221,031         221,031
                                                             ----------      ----------

                                                              1,206,043       1,195,445
                                                             ----------      ----------

                                                             $6,161,893      $6,142,236
                                                             ==========      ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2004 AND OCTOBER 31, 2003

                                                          JANUARY 31,        OCTOBER 31,
                                                             2004               2003
                                                          (UNAUDITED)         (AUDITED)
                                                         ------------       ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $    799,133       $    755,110
       INCOME TAXES PAYABLE                                     3,052             10,000
                                                         ------------       ------------

         TOTAL CURRENT LIABILITIES                            802,185            765,110
                                                         ------------       ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                            841,450            907,573
       REAL ESTATE TAXES PAYABLE                              389,450            300,000
                                                         ------------       ------------

         TOTAL NON-CURRENT LIABILITIES                      1,230,900          1,207,573
                                                         ------------       ------------

LONG-TERM DEBT, RELATED PARTY                               2,767,000          2,767,000
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,443,979 AND
       5,443,979 SHARES ISSUED AND OUTSTANDING
       AT JANUARY 31, 2004 AND OCTOBER 31, 2003,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $54,439,790
       AND $54,439,790 AT JANUARY 31, 2004 AND
       OCTOBER 31, 2003, RESPECTIVELY                          54,440             54,440

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JANUARY 31, 2004 AND OCTOBER 31,
       2003, RESPECTIVELY                                      53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                               28,041,497         28,018,997

  ACCUMULATED DEFICIT                                     (13,468,179)       (13,404,934)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                        (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                              (2,315,543)        (2,315,543)
                                                         ------------       ------------

                                                            1,361,808          1,402,553
                                                         ------------       ------------

                                                         $  6,161,893       $  6,142,236
                                                         ============       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

                                             2004           2003
                                         (UNAUDITED)     (UNAUDITED)
                                         -----------     -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION             $  787,695      $1,001,911
    FEED AND BEDDING INCOME                   43,152          62,888
    RENTAL INCOME                              1,501           1,024
    OTHER INCOME                              32,714          35,908
                                          ----------      ----------

                                             865,062       1,101,731
                                          ----------      ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                  342,952         365,217
    OTHER OPERATING AND MAINTENANCE          198,262         192,810
    FEED AND BEDDING EXPENSE                  34,643          53,859
    DEPRECIATION AND AMORTIZATION              5,136           5,266
    TAXES OTHER THAN INCOME TAXES             43,128          46,888
    GENERAL AND ADMINISTRATIVE                91,750         118,679
                                          ----------      ----------

                                             715,871         782,719
                                          ----------      ----------

INCOME FROM STOCKYARD OPERATIONS             149,191         319,012
                                          ----------      ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                       58,873         117,000
    EXCHANGE BUILDING RENTAL INCOME          102,325         116,006
    OUTSIDE REAL ESTATE RENT                 127,601         123,700
    OTHER INCOME                                   0               0
                                          ----------      ----------

                                             288,799         356,706
                                          ----------      ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                  38,382          55,547
    LABOR, OPERATING AND MAINTENANCE          88,377         105,210
    DEPRECIATION AND AMORTIZATION             32,550          32,319
    TAXES OTHER THAN INCOME TAXES             37,500          37,200
    GENERAL AND ADMINISTRATIVE                12,994          12,283
                                          ----------      ----------

                                             209,803         242,559
                                          ----------      ----------

INCOME FROM REAL ESTATE OPERATIONS            78,996         114,147
                                          ----------      ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                  Continued ...

                                               2004              2003
                                            (UNAUDITED)       (UNAUDITED)
                                            -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE             (204,217)         (213,734)
                                            -----------       -----------

INCOME FROM OPERATIONS                           23,970           219,425
                                            -----------       -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                            16                72
  INTEREST EXPENSE                              (69,333)          (66,675)
  INCOME FROM ART SALES                           4,602            32,723
  REALIZED GAIN (LOSS) ON INVESTMENTS                 0                 0
  OTHER EXPENSE                                       0                 0
                                            -----------       -----------

                                                (64,715)          (33,880)
                                            -----------       -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                  (40,745)          185,545

PROVISION FOR INCOME TAXES                            0                 0
                                            -----------       -----------

NET (LOSS) INCOME                               (40,745)          185,545

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                0                 0
                                            -----------       -----------

COMPREHENSIVE (LOSS) INCOME                 $   (40,745)      $   185,545
                                            ===========       ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                               $     (0.02)      $      0.03
                                            ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                 4,327,000         4,327,000
                                            ===========       ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2003 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2004 (UNAUDITED)

                                        COMMON STOCK                   PREFERRED STOCK
                                    NUMBER                          NUMBER
                                      OF                              OF
                                    SHARES        AMOUNT            SHARES         AMOUNT
BALANCE, OCTOBER 31, 2002         5,313,794       $53,138          5,647,993       $56,480
 NET (LOSS)                               0             0                  0             0
 PREFERRED STOCK REPURCHASE               0             0           (992,255)       (9,922)
 PREFERRED STOCK DIVIDEND                 0             0            788,241         7,882
 MINIMUM PEN. LIAB. ADJ.                  0             0                  0             0
                                  -----------------------          -----------------------

BALANCE, OCTOBER 31, 2003         5,313,794       $53,138          5,443,979       $54,440
 NET (LOSS)                               0             0                  0             0
 PREFERRED STOCK REPURCHASE               0             0                  0             0
 PREFERRED STOCK DIVIDEND                 0             0                  0             0
 MINIMUM PEN. LIAB. ADJ.                  0             0                  0             0
                                  -----------------------          -----------------------

BALANCE, JANUARY 31, 2004         5,313,794       $53,138          5,443,979       $54,440
                                  =======================          =======================

                                 ADDITIONAL                                           TREASURY
                                   PAID-IN        ACCUMULATED      COMPREHENSIVE        STOCK,
                                   CAPITAL          DEFICIT        (LOSS) INCOME       AT COST
BALANCE, OCTOBER 31, 2002        $27,958,498      ($12,709,864)      ($2,375,399)    ($11,003,545)
 NET (LOSS)                                0          (537,341)                0                0
 PREFERRED STOCK REPURCHASE          (89,303)                0                 0                0
 PREFERRED STOCK DIVIDEND            149,802          (157,729)                0                0
 MINIMUM PEN. LIAB. ADJ.                   0                 0            59,856                0
                                 -----------      ------------       -----------     ------------

BALANCE, OCTOBER 31, 2003        $28,018,997      ($13,404,934)      ($2,315,543)    ($11,003,545)
 NET (LOSS)                                0           (40,745)                0                0
 PREFERRED STOCK REPURCHASE                0                 0                 0                0
 PREFERRED STOCK DIVIDEND             22,500           (22,500)                0                0
 MINIMUM PEN. LIAB. ADJ.                   0                 0                 0                0
                                 -----------      ------------       -----------     ------------
BALANCE, JANUARY 31, 2004        $28,041,497      ($13,468,179)      ($2,315,543)    ($11,003,545)
                                 ===========      ============       ===========     ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                   2004              2003
                                                 --------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                              $(40,745)        $ 185,545
                                                 --------         ---------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                   39,546            40,759
   GAIN  ON SALES OF REAL ESTATE                  (20,491)          (61,453)
   VALUATION RESERVE ART INVENTORY                (27,700)                0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET            (34,928)          (44,489)
   ART INVENTORY, NET                               9,833            63,500
   PREPAID EXPENSES AND OTHER, NET                (30,573)          (22,480)
   PAYABLES AND ACCRUED EXPENSES, NET              37,075          (193,061)
                                                 --------         ---------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                     (67,983)          (31,679)
                                                 --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE               58,873           117,000
  CAPITAL EXPENDITURES                                  0           (42,496)
                                                 --------         ---------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                       58,873            74,504
                                                 --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                             0                 0
  REPAYMENT OF SHORT-TERM BORROWINGS                    0                 0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS               0                 0
                                                 --------         ---------
NET CASH (USED) BY FINANCING ACTIVITIES                 0                 0
                                                 --------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                      (9,110)           42,825

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR          14,191           139,057
                                                 --------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $  5,081         $ 181,882
                                                 ========         =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $7,000 AND $10,000 AND
      INTEREST PAYMENTS OF $69,000 AND $67,000 IN THE THREE MONTH PERIODS ENDED JANUARY 31, 2004 AND 2003, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

      Canal is engaged in two distinct businesses - stockyard and real estate operations.

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

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At January 31, 2004, Canal was current under its obligation, however, the group was approximately $110,000 in arrears on this lease (see Notes 7 & 11). The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both January 31, 2004 and October 31, 2003, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the three month periods ended January 31, 2004 and 2003 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

            The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets. Antiquities and contemporary art represented 27% ($189,122) and 73% ($510,716) and 27% ($189,122) and 73%
($520,549) of total art inventory at January 31, 2004 and 2003, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $7,000 and $10,000 and interest payments of $69,000 and $67,000 for the three month periods ended January 31, 2004 and 2003, respectively.

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

      3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2004 and the results of its operations and its cash flows for the three month period ended January 31, 2004. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2003 and the notes thereto which are contained in Canal's 2003 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2004.

4. STOCKYARD OPERATIONS

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $10,000 and $11,000 at January 31, 2004 and October 31, 2003, respectively.

      Stockyard operations resulted in operating income of $149,000 and $319,000 for the three month periods ended January 31, 2004 and 2003, respectively. Additionally, stockyard operations contributed $865,000 and $1,102,000 to Canal's revenues for the three month periods ended January 31, 2004 and 2003, respectively.

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

      Real estate operations resulted in operating income of $79,000 and $114,000 for the three month periods ended January 31, 2004 and 2003, respectively. Additionally, real estate operations contributed $289,000 and $357,000 to Canal's revenues for the three month periods ended January 31, 2004 and 2003, respectively.

      As of January 31, 2004, there are approximately 71 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Antiquities and contemporary art represented 27% ($189,122) and 73% ($510,716) and 27% ($189,122) and 73% ($520,549) of total art inventory at
January 31, 2004 and 2003, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2004 Canal applied against sales $27,700 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $1,747,050 as of January 31, 2004 as compared to $1,774,750 at October 31, 2003.

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

      Canal's art sales generated income of $5,000 (net of a decrease in the valuation allowance of $27,700) as compared to income of $33,000 (net of a decrease in the valuation allowance of $179,000) for the three month periods ended January 31, 2004 and 2003, respectively.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both January 31, 2004 and October 31, 2003.

7. LEASE COMMITMENTS

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

      In June 2002, Canal sublet for a two year period substantially all of its New York office space at a rate of $8,000 per month. On February 27, 2004, the sub-tenant defaulted on its obligations to Canal and moved out of its space thereby leaving Canal responsible once again for the full 25% of the lease obligation (approximately $9,000 per month).

      At January 31, 2004, Canal was current in its obligations under this lease. However, the group as a whole was approximately $100,000 in arrears on the rental payments. As discussed above, Canal's share of the rent is approximately 25%. However, should the remaining two co-tenants default, the balance of rental payments due under the lease would be approximately $2.5 million.

      In February 2004, the landlord served Canal and its co-tenants with a Notice of Default and the resulting Notice of Termination of Lease effective February 17, 2004. Additionally, in March 2004, the landlord filed a Holdover Notice of Petition in the New York City Courts seeking eviction of Canal and its co-tenants as well as judgment for unpaid back and holdover rental amounts of approximately $175,000 (see Note 11).

8. BORROWINGS

      At January 31, 2004, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                  January 31,  October 31,
($ 000's Omitted)                                    2004         2003
-----------------                                    ----         ----
Variable rate mortgage notes due
  May 15, 2006 - related party ..................   $ 2,767     $  2,767
                                                    -------     --------

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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of January 31, 2004 the balance due under these notes was $2,767,000 all of which is classified as long-term debt-related party.

      The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,767,000 due May 15, 2006.

9. PROPERTY AND EQUIPMENT

      A) Property on Operating Leases

      Property on operating leases consist of approximately 39 acres of land located in New York, New York; Omaha, Nebraska; S. St. Paul, Minnesota and Sioux City, Iowa. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, truck stops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at January 31, 2004 is as follows (000's omitted):

                     Carrying                                      Carrying
                       Value                                        Value
Description (1)      10/31/03   Additions  Retirements   Deprec.    1/31/04
---------------      --------   ---------  -----------   -------    -------
New York office
Various leasehold     $   28     $   0       $   0        $   (2)   $   26
improvements

11 acres of land
in Omaha, NE           1,217         0           0            (1)    1,216
Acquired in 1976

10 acres of land
in S. St. Paul, MN     1,213         0           0           (32)    1,181
Acquired in 1937

18 acres of land
in Sioux City, IA        416         0         (13)            0       403
                      ------     -----       -----        ------    ------
Acquired in 1937

                      $2,874     $   0       $ (13)       $  (35)   $2,826
                      ======     =====       =====        ======    ======

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

      A schedule of the Company's property on operating leases at January 31, 2004 is as follows (000's omitted):

                     Carrying                                     Carrying
                       Value                                       Value
Description (1)      10/31/03   Additions  Retirements   Deprec.   1/31/04
-----------------    --------   ---------  -----------   -------  --------
31 acres of land
in St. Joseph, MO    $   998     $    0      $    0      $  (3)   $   995
Acquired in 1942

30 acres of land
in Sioux Falls, SD       138          0           0         (2)       136
                     -------     ------      ------      -----    -------
Acquired in 1937

                     $ 1,136     $    0      $    0      $  (5)   $ 1,131
                     =======     ======      ======      =====    =======

      C) Property Held for Development or Resale

      Property held for development or resale consist of approximately 71 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at January 31, 2004 is as follows (000's omitted):

                     Carrying                                      Carrying
                       Value                                        Value
Description (1)      10/31/03   Additions  Retirements   Deprec.    1/31/04
-----------------    --------   ---------  -----------   -------   --------
28 acres of land
in St. Joseph, MO    $   75       $   0      $    0     $     0    $   75
Acquired in 1942

10 acres of land
in S. St. Paul, MN      144           0           0           0       144
Acquired in 1937

33 acres of land
in Sioux City, IA       681           0           0           0       681
                     ------       -----      ------      ------    ------
Acquired in 1937
                     $  900       $   0      $    0      $    0    $  900
                     ======       =====      ======      ======    ======

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

11. LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition of the Company. Canal or its subsidiaries are party to the following litigations:

      WHGA Fifth Avenue Investors, LP v. Canal Capital Corporation etal

      On March 4, 2004, WHGA Fifth Avenue Investors, LP "(the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

12. Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $70,000 and $59,000 at January 31, 2004 and October 31, 2003, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE MONTHS ENDED JANUARY 31, 2004

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                            Fiscal Quarter Ended January 31,
                                            --------------------------------
                                                2004               2003
                                                ----               ----
Revenues:                                           (In Thousands)
Stockyard Revenues                             $   865           $ 1,102
Real Estate Revenues                               289               357
                                               -------           -------
    Total Revenues                               1,154             1,459
                                               -------           -------

Costs and Expenses:
Stockyard Expenses                                 716               783
Real Estate Expenses                               210               243
General and Administrative Expenses                204               214
                                               -------           -------
     Total Costs and Expenses                    1,130             1,240
                                               -------           -------

Income from Operations                              24               219

Other Income                                         4                33
Other Expenses                                     (69)              (66)
                                               -------           -------

Net (Loss) Income                              $   (41)          $   186
                                               =======           =======

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years, is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At January 31, 2004, Canal was current under its obligation, however, the group was approximately $110,000 in arrears on this lease (see Notes 7 & 11). The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Canal recognized a net loss of approximately $41,000 in the first fiscal quarter of 2004 as compared to net income of $186,000 for the same period in fiscal 2003. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2004, and 2003) of $22,000 in 2004 and $42,000 in 2003, the results attributable to common stockholders were a net loss of $63,000 in 2004 and net income of $144,000 in 2003. Canal's 2004 net loss of $41,000 is due primarily to a $170,000 decrease in income from stockyard operations due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2004 decreased by $304,000 to $1,154,000 as compared with 2003 revenues of $1,458,000. The fiscal 2004 decrease in revenues is due primarily to a $237,000 decrease in stockyard revenues due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003 coupled with a $58,000 decrease in sales of real estate.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2004 AND 2003

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2004 of $865,000 accounted for 75.0% of the fiscal 2004 revenues as compared to stockyard revenues of $1,102,000 or 75.5% for the same period in fiscal 2003. Stockyard revenues are comprised of yard handling and auction (91.1% and 90.9%), feed and bedding income (5.0% and 5.7%), rental income (0.1% and 0.1%) and other income (3.8% and 3.3%) for the three month periods ended January 31, 2004 and 2003, respectively. The 2004 decrease in stockyard revenues was primarily due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2004 of $716,000 decreased by $67,000 (8.5%) from stockyard expenses of $783,000 for the same period in fiscal 2003. Stockyard expenses are comprised of labor and related costs (47.9% and 46.6%), other operating and maintenance (27.7% and 24.6%), feed and bedding expense (4.8% and 6.9%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (6.0% and 6.0%) and general and administrative expense (12.9% and 15.2%) for the three month periods ended January 31, 2004 and 2003, respectively. The 2004 decrease in stockyard expenses was consistent with the decrease in stockyard revenues discussed above. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2004 of $289,000 accounted for 25.0% of the fiscal 2004 revenues as compared to real estate revenues of $357,000 or 24.5% for the same period in fiscal 2003. Real estate revenues are comprised of sale of real estate (20.4% and 32.8%), rental income from commercial office space in its Exchange Buildings (35.4% and 32.5%), rentals and other lease income from the rental of vacant land and certain structures (44.2% and 34.7%) and other income (0.0% and 0.0%) for the three months ended January 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2004.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2004 of $210,000 decreased by $33,000 (13.5%) from real estate expenses of $243,000 for the same period in fiscal 2003. Real estate expenses are comprised of the cost of real estate sold (18.3% and 22.9%), labor, operating and maintenance (42.1% and 43.4%), depreciation and amortization (15.5% and 13.3%), taxes other than income taxes (17.9% and 15.3%) and general and administrative and other expenses (6.2% and 5.1%) for the three months ended January 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2004.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2004 of $204,000 decreased by $10,000 (4.5%) from expenses of $214,000 for the same period in fiscal 2003. The major components of general and administrative expenses are officers salaries (56.9% and 54.4%), rent (0.2% and 1.9%), legal and professional fees (2.1% and 1.0%), insurance (11.5% and 11.0%) and office salaries (9.6% and 8.9%) for the three month periods ended January 31, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for the three months ended January 31, 2004 of $69,000 increased $2,000 (4.0%) from the same period in fiscal 2003. The principal balances outstanding at January 31, 2004 and October 31, 2003 were $2,767,000 and $2,667,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. At January 31, 2004 the outstanding balance of these notes was $2,767,000.

Income (Loss) from Art Sales

      Other income from art sales for the three months ended January 31, 2004 of $5,000 decreased by $28,000 from income of $33,000 for the same period in fiscal 2003. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $20,000 and $103,000 for the three month periods ended January 31, 2004 and 2003, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $38,000 and $243,000 (net of a valuation allowance of $28,000 and $179,000) as well as selling, general and administrative expenses of $6,000 and $8,000 for the three month periods ended January 31, 2004 and 2003, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Liquidity and Capital Resources

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years and is obligated to continue making substantial annual contributions to its defined benefit pension plan. In addition, Canal has joint and several liability on its lease for commercial space in New York City. At January 31, 2004, Canal was current under its obligation, however, the group was approximately $110,000 in arrears on this lease (see Notes 7 & 11). The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Cash and cash equivalents of $5,000 at January 31, 2004 decreased $9,000 or 64.2% from $14,000 at October 31, 2003. Net cash used by operations in fiscal 2004 was $68,000. Substantially all of the 2004 net proceeds from the sale of real estate of $59,000 was used in operations.

      During fiscal 2004 Canal increased the balance of its current liabilities by a total of $37,000.

      At January 31, 2004 the Company's current liabilities exceed current assets by $0.3 million which was unchanged as compared to October 31, 2003. The only required principal repayments under Canal's debt agreements for fiscal 2004 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2004, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At January 31, 2004, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         January 31,        ($ US)       Interest Rate      Value
         -----------      ----------     -------------      -----
            2004           $     0            N/A
            2005                 0            N/A
            2006             2,767            N/A
            2007                 0            10%
            2008                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,767                          N/A (A)
                           -------                          -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

Item IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2004 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      See Item 3 of Canal's October 31, 2003 Form 10-K.

      WHGA Fifth Avenue Investors, LP v. Canal Capital Corporation etal

      On March 4, 2004, WHGA Fifth Avenue Investors, LP "(the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

Item 2 and 3:

            Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

            None.

Item 5: Other Information:

            None.

Item 6: Exhibits and Reports on Form 8-K:

            (A) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

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

      Signature                         Title                   Date
      ---------                         -----                   ----

                                President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
----------------------      (Principal Executive Officer)   March 15, 2004
Michael E. Schultz

                               Vice President-Finance
                               Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
----------------------           Accounting Officer)        March 15, 2004
Reginald Schauder

/S/ Asher B. Edelman            Chairman of the Board
----------------------              and Director            March 15, 2004
Asher B. Edelman

/S/ Gerald N. Agranoff
----------------------                Director             March 15, 2004
Gerald N. Agranoff