Form 10-Q
period 2004-04-30
CANAL CAPITAL CORP
filed 2004-06-14
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended APRIL 30, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the transition period from ____ to ____

                                             Commission File No. 002-96666

                   Canal Capital Corporation and Subsidiaries
             (Exact name of registrant as specified in its charter)

            Delaware                                             51-0102492
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    490 Wheeler Road, Hauppauge, NY                                 11788
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (631) 234-0140

      717 Fifth Avenue, New York, NY
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

     Title of each class                      Shares outstanding at MAY 31, 2004
Common stock, $0.01 par value                             4,326,929

(This document contains 43 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2004

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I -  Financial Information ...........................................    4

Item I.   Condensed Financial Statements:

     Consolidated Balance Sheets - April 30, 2004
       and October 31, 2003 ...............................................    5

     Statements of Consolidated Operations and
       Comprehensive (Loss) Income for the Six and Three
       Month Periods ended April 30, 2004 and 2003 ........................    7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Six Month and
       One Year Periods ended April 30, 2004 and
         October 31, 2003 .................................................   11

     Statements of Consolidated Cash Flows for the
       Six Month Periods ended April 30, 2004 and
       2003 ...............................................................   12

     Notes to Consolidated Financial Statements ...........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   26

     Liquidity and Capital Resources ......................................   32

     Other Factors ........................................................   34

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   34

Item IV.  Controls and Procedures .........................................   35

Part II - Other Information ...............................................   36

     Items 1 through 6 ....................................................   37

     Signatures and Certifications ........................................   38

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2004, the related consolidated statements of operations and comprehensive (loss) income for the six and three month period ended April 30, 2004 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2004. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                          /S/ Todman & Co., CPA's,P.C.
June 10, 2004                           -----------------------------------
                                        TODMAN & CO., CPA's, P.C.
                                        Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2004 AND OCTOBER 31, 2003

                                                             APRIL 30,       OCTOBER 31,
                                                               2004             2003
                                                            (UNAUDITED)       (AUDITED)
                                                            -----------      -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                            $   19,149       $   14,191
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH APRIL 30, 2004 AND OCTOBER 31, 2003,              90,462          131,836
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
         $1,157,400 AND $1,157,400 AT APRIL 30,
         2004 AND OCTOBER 31, 2003, RESPECTIVELY               250,000          250,000
       STOCKYARDS INVENTORY                                     10,908           11,412
       PREPAID EXPENSES                                        100,461           69,168
                                                            ----------       ----------

            TOTAL CURRENT ASSETS                               470,980          476,607
                                                            ----------       ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,263,561
             AND $1,199,723 AT APRIL 30, 2004 AND
             OCTOBER 31, 2003, RESPECTIVELY                  2,794,391        2,874,457
                                                            ----------       ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $140,313 AND
             $130,041 AT APRIL 30, 2004 AND OCTOBER
             31, 2003, RESPECTIVELY                          1,125,784        1,136,056
                                                            ----------       ----------

       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $589,650
             AND $617,350 AT APRIL 30, 2004
             AND OCTOBER 31, 2003, RESPECTIVELY                449,838          459,671
                                                            ----------       ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                 879,479          899,679
       RESTRICTED CASH - TRANSIT INSURANCE                      75,777           58,729
       DEFERRED LEASING AND FINANCING COSTS                     14,478           16,006
       DEPOSITS AND OTHER                                      121,020          221,031
                                                            ----------       ----------

                                                             1,090,754        1,195,445
                                                            ----------       ----------

                                                            $5,931,747       $6,142,236
                                                            ==========       ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2004 AND OCTOBER 31, 2003

                                                           APRIL 30,           OCTOBER 31,
                                                             2004                 2003
                                                          (UNAUDITED)           (AUDITED)
                                                          ------------        ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $    734,341        $    755,110
       INCOME TAXES PAYABLE                                      2,972              10,000
                                                          ------------        ------------

         TOTAL CURRENT LIABILITIES                             737,313             765,110
                                                          ------------        ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                             831,450             907,573
       REAL ESTATE TAXES PAYABLE                               315,703             300,000
                                                          ------------        ------------

         TOTAL NON-CURRENT LIABILITIES                       1,147,153           1,207,573
                                                          ------------        ------------

LONG-TERM DEBT, RELATED PARTY                                2,767,000           2,767,000
                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,443,979 AND
       5,443,979 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2004 AND OCTOBER 31, 2003,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 54,439,790
       AND $54,439,790 AT APRIL 30, 2004 AND
       OCTOBER 31, 2003, RESPECTIVELY                           54,440              54,440

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2004 AND OCTOBER 31,
       2003, RESPECTIVELY                                       53,138              53,138

  ADDITIONAL PAID-IN CAPITAL                                28,063,997          28,018,997

  ACCUMULATED DEFICIT                                      (13,572,206)        (13,404,934)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                           (11,003,545)        (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                               (2,315,543)         (2,315,543)
                                                          ------------        ------------

                                                             1,280,281           1,402,553
                                                          ------------        ------------

                                                          $  5,931,747        $  6,142,236
                                                          ============        ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003

                                                      2004              2003
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                      $1,595,655        $1,801,636
    FEED AND BEDDING INCOME                            88,199           111,350
    RENTAL INCOME                                       2,336             1,868
    OTHER INCOME                                       68,732            86,202
                                                   ----------        ----------

                                                    1,754,922         2,001,056
                                                   ----------        ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                           677,057           689,921
    OTHER OPERATING AND MAINTENANCE                   400,160           377,101
    FEED AND BEDDING EXPENSE                           71,051            94,676
    DEPRECIATION AND AMORTIZATION                      10,272            10,531
    TAXES OTHER THAN INCOME TAXES                      86,950            91,149
    GENERAL AND ADMINISTRATIVE                        189,363           223,119
                                                   ----------        ----------

                                                    1,434,853         1,486,497
                                                   ----------        ----------

INCOME FROM STOCKYARD OPERATIONS                      320,069           514,559
                                                   ----------        ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                               132,905           369,500
    EXCHANGE BUILDING RENTAL INCOME                   206,780           229,481
    OUTSIDE REAL ESTATE RENT                          278,905           249,476
    OTHER INCOME                                          500               130
                                                   ----------        ----------

                                                      619,090           848,587
                                                   ----------        ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                           68,814           243,389
    LABOR, OPERATING AND MAINTENANCE                  162,530           232,883
    DEPRECIATION AND AMORTIZATION                      65,501            63,314
    TAXES OTHER THAN INCOME TAXES                      75,000            74,400
    GENERAL AND ADMINISTRATIVE                         26,526            24,223
                                                   ----------        ----------

                                                      398,371           638,209
                                                   ----------        ----------

INCOME FROM REAL ESTATE OPERATIONS                    220,719           210,378
                                                   ----------        ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                  Continued ...

                                                    2004                2003
                                                 (UNAUDITED)         (UNAUDITED)
                                                 -----------        ------------

GENERAL AND ADMINISTRATIVE EXPENSE                  (422,102)          (430,537)
                                                 -----------        -----------

INCOME FROM OPERATIONS                               118,686            294,400
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                 37                128
  INTEREST EXPENSE                                  (138,508)          (133,350)
  (LOSS) INCOME FROM ART SALES                        (1,190)            27,566
  REALIZED GAIN (LOSS) ON INVESTMENTS                      0                  0
  OTHER EXPENSE                                     (101,297)                 0
                                                 -----------        -----------

                                                    (240,958)          (105,656)
                                                 -----------        -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      (122,272)           188,744

PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET (LOSS) INCOME                                   (122,272)           188,744

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                     0                  0
                                                 -----------        -----------

COMPREHENSIVE (LOSS) INCOME                      $  (122,272)       $   188,744
                                                 ===========        ===========

(LOSS) INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                    $     (0.04)       $      0.02
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,327,000          4,327,000
                                                 ===========        ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003

                                                       2004             2003
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $807,960         $799,725
    FEED AND BEDDING INCOME                             45,047           48,462
    RENTAL INCOME                                          835              844
    OTHER INCOME                                        36,018           50,294
                                                      --------         --------

                                                       889,860          899,325
                                                      --------         --------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            334,105          324,704
    OTHER OPERATING AND MAINTENANCE                    201,898          184,291
    FEED AND BEDDING EXPENSE                            36,408           40,817
    DEPRECIATION AND AMORTIZATION                        5,136            5,265
    TAXES OTHER THAN INCOME TAXES                       43,822           44,261
    GENERAL AND ADMINISTRATIVE                          97,613          104,440
                                                      --------         --------

                                                       718,982          703,778
                                                      --------         --------

INCOME FROM STOCKYARD OPERATIONS                       170,878          195,547
                                                      --------         --------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                 74,032          252,500
    EXCHANGE BUILDING RENTAL INCOME                    104,455          113,475
    OUTSIDE REAL ESTATE RENT                           151,304          125,776
    OTHER INCOME                                           500              130
                                                      --------         --------

                                                       330,291          491,881
                                                      --------         --------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            30,432          187,842
    LABOR, OPERATING AND MAINTENANCE                    74,153          127,673
    DEPRECIATION AND AMORTIZATION                       32,951           30,995
    TAXES OTHER THAN INCOME TAXES                       37,500           37,200
    GENERAL AND ADMINISTRATIVE                          13,532           11,940
                                                      --------         --------

                                                       188,568          395,650
                                                      --------         --------

INCOME FROM REAL ESTATE OPERATIONS                     141,723           96,231
                                                      --------         --------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
                                  Continued ...

                                                    2004               2003
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (217,885)          (216,803)
                                                 -----------        -----------

(LOSS)INCOME FROM OPERATIONS                          94,716             74,975
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                 21                 56
  INTEREST EXPENSE                                   (69,175)           (66,675)
  (LOSS) FROM ART SALES                               (5,792)            (5,157)
  REALIZED GAIN (LOSS) ON INVESTMENTS                      0                  0
  OTHER EXPENSE                                     (101,297)                 0
                                                 -----------        -----------

                                                    (176,243)           (71,776)
                                                 -----------        -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                       (81,527)             3,199

PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET (LOSS) INCOME                                    (81,527)             3,199

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                     0                  0
                                                 -----------        -----------

COMPREHENSIVE (LOSS) INCOME                      $   (81,527)       $     3,199
                                                 ===========        ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                    $     (0.02)       $     (0.01)
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,327,000          4,327,000
                                                 ===========        ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2003 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2004 (UNAUDITED)

                                     COMMON STOCK            PREFERRED STOCK
                                 NUMBER                    NUMBER
                                   OF                        OF
                                 SHARES      AMOUNT        SHARES       AMOUNT

BALANCE, OCTOBER 31, 2002       5,313,794    $53,138     5,647,993     $ 56,480
 NET (LOSS)                             0          0             0            0
 PREFERRED STOCK REPURCHASE             0          0      (992,255)      (9,922)
 PREFERRED STOCK DIVIDEND               0          0       788,241        7,882
 MINIMUM PEN. LIAB. ADJ                 0          0             0            0
                                --------------------    -----------------------

BALANCE, OCTOBER 31, 2003       5,313,794    $53,138     5,443,979     $ 54,440
 NET (LOSS)                             0          0             0            0
 PREFERRED STOCK REPURCHASE             0          0             0            0
 PREFERRED STOCK DIVIDEND               0          0             0            0
 MINIMUM PEN. LIAB. ADJ                 0          0             0            0
                                --------------------    -----------------------

BALANCE, APRIL 30, 2004         5,313,794    $53,138     5,443,979     $ 54,440
                                ====================    =======================

                                ADDITIONAL                                         TREASURY
                                  PAID-IN        ACCUMULATED    COMPREHENSIVE        STOCK,
                                  CAPITAL          DEFICIT      (LOSS) INCOME       AT COST
BALANCE, OCTOBER 31, 2002      $ 27,958,498     ($12,709,864)    ($2,375,399)    ($11,003,545)
 NET (LOSS)                               0         (537,341)              0                0
 PREFERRED STOCK REPURCHASE         (89,303)               0               0                0
 PREFERRED STOCK DIVIDEND           149,802         (157,729)              0                0
 MINIMUM PEN. LIAB. ADJ                   0                0          59,856                0
                               ------------     ------------     -----------     ------------

BALANCE, OCTOBER 31, 2003      $ 28,018,997     ($13,404,934)    ($2,315,543)    ($11,003,545)
 NET (LOSS)                               0         (122,272)              0                0
 PREFERRED STOCK REPURCHASE               0                0               0                0
 PREFERRED STOCK DIVIDEND            45,000          (45,000)              0                0
 MINIMUM PEN. LIAB. ADJ                   0                0               0                0
                               ------------     ------------     -----------     ------------
BALANCE, APRIL 30, 2004        $ 28,063,997     ($13,572,206)    ($2,315,543)    ($11,003,545)
                               ============     ============     ===========     ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004            2003
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                   $(122,272)      $ 188,744
                                                      ---------       ---------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                         84,900          80,193
   GAIN  ON SALES OF REAL ESTATE                        (64,091)       (126,111)
   VALUATION RESERVE ART INVENTORY                      (27,700)              0

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                   41,374           2,851
   ART INVENTORY, NET                                     9,833          63,500
   PREPAID EXPENSES AND OTHER, NET                      (34,534)       (177,756)
   PAYABLES AND ACCRUED EXPENSES, NET                   (27,797)       (434,729)
                                                      ---------       ---------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                          (140,287)       (403,308)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                    132,905         369,500
  PROCEEDS FROM SALES OF ART                             20,000         102,500
  CAPITAL EXPENDITURES                                   (7,660)       (199,167)
                                                      ---------       ---------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                            145,245         272,833
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                   0               0
  REPAYMENT OF SHORT-TERM BORROWINGS                          0               0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                     0               0
                                                      ---------       ---------
NET CASH (USED) BY FINANCING ACTIVITIES                       0               0
                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             4,958        (130,475)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                14,191         139,057
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $  19,149       $   8,582
                                                      =========       =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $7,000 AND $16,000 AND
      INTEREST PAYMENTS OF $139,000 AND $133,000 IN THE SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

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

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both April 30, 2004 and October 31, 2003, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the six month periods ended April 30, 2004 and 2003 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

            Property held for Development or Resale -- Property held for development or resale consist of approximately 70 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

            The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than a year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets. Antiquities and contemporary art represented 27% ($189,122) and 73% ($510,716) and 27% ($189,122) and 73%
($520,549) of total art inventory at April 30, 2004 and 2003, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $7,000 and $16,000 and interest payments of $139,000 and $133,000 for the six month periods ended April 30, 2004 and 2003, respectively.

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

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2004 and the results of its operations and its cash flows for the six month period ended April 30, 2004. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2003 and the notes thereto which are contained in Canal's 2003 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2004.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $11,000 at both April 30, 2004 and October 31, 2003, respectively.

      Stockyard operations resulted in operating income of $320,000 and $515,000 for the six month periods ended April 30, 2004 and 2003, respectively. Additionally, stockyard operations contributed $1,755,000 and $2,001,000 to Canal's revenues for the six month periods ended April 30, 2004 and 2003, respectively.

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

      Real estate operations resulted in operating income of $221,000 and $210,000 for the six month periods ended April 30, 2004 and 2003, respectively. Additionally, real estate operations contributed $619,000 and $849,000 to Canal's revenues for the six month periods ended April 30, 2004 and 2003, respectively.

      As of April 30, 2004, there are approximately 70 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Antiquities and contemporary art represented 27% ($189,122) and 73% ($510,716) and 27% ($189,122) and 73% ($520,549) of total art inventory at April
30, 2004 and 2003, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2004 Canal applied against sales $27,700 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $1,747,050 as of April 30, 2004 as compared to $1,774,750 at October 31, 2003.

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

      Canal's art sales generated a loss of $1,000 (net of a decrease in the valuation allowance of $27,700) as compared to income of $28,000 (net of a decrease in the valuation allowance of $179,000) for the six month periods ended April 30, 2004 and 2003, respectively.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both April 30, 2004 and October 31, 2003.

7. LEASE COMMITMENTS

      In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space serves as its headquarters operations. The new lease was for a period of 128 months expiring in October 2009. Canal's portion of the new space was approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. Each of the three entities that were parties to this lease were jointly and severally responsible for the payments required under the lease. At October 31, 2003, the security deposit relating to this lease was approximately $260,000 of which Canal's representative share was approximately $122,000.

      In June 2002, Canal sublet for a two year period substantially all of its New York office space at a rate of $8,000 per month. On February 27, 2004, the sub-tenant defaulted on its obligations to Canal and moved out of its space thereby leaving Canal responsible once again for the full 25% of the lease obligation (approximately $9,000 per month).

      At April 30, 2004, Canal was current in its obligations under this lease. However, the group as a whole was approximately $150,000 in arrears on the rental payments. In February 2004, the landlord served Canal and its co-tenants with a Notice of Default and the resulting Notice of Termination of Lease effective February 17, 2004. Additionally, in March 2004, the landlord filed a Holdover Notice of Petition in the New York City Courts seeking eviction of Canal and its co-tenants as well as judgment for unpaid back and holdover rental amounts of approximately $175,000 (see Note 11). Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

8. BORROWINGS

      At April 30, 2004, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                          April 30,  October 31,
($ 000's Omitted)                                           2004        2003
                                                          ---------  -----------
Variable rate mortgage notes due
  May 15, 2006 - related party .......................    $  2,767    $  2,767
                                                          --------    --------

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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,767,000 due May 15, 2006. As of April 30, 2004 the balance due under these notes was $2,767,000 all of which is classified as long-term debt-related party.

9. PROPERTY AND EQUIPMENT

      A) Property on Operating Leases

      Property on operating leases consist of approximately 38 acres of land located in New York, New York; Omaha, Nebraska; S. St. Paul, Minnesota and Sioux City, Iowa. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, truck stops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at April 30, 2004 is as follows (000's omitted):

                        Carrying                                           Carrying
                         Value                                               Value
Description (1)         10/31/03    Additions  Retirements    Deprec.       4/30/04
-----------------       --------    ---------  -----------    -------      --------
New York office
Various leasehold        $   28       $  0        $ (5)       $    (4)       $   19
improvements

11 acres of land
in Omaha, NE              1,217          0           0             (1)        1,216
Acquired in 1976

10 acres of land
in S. St. Paul, MN        1,213          7           0            (64)        1,156
Acquired in 1937

17 acres of land
in Sioux City, IA           416          0         (13)             0           403
Acquired in 1937         ------       ----        ----        -------        ------

                         $2,874       $  7        $(18)       $   (69)       $2,794
                         ======       ====        ====        =======        ======

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

      A schedule of the Company's property on operating leases at April 30, 2004 is as follows (000's omitted):

                        Carrying                                                  Carrying
                          Value                                                    Value
Description (1)         10/31/03      Additions    Retirements      Deprec.       4/30/04
------------------      --------      ---------    -----------      -------       -------
31 acres of land
in St. Joseph, MO        $   998       $     0       $     0        $    (7)       $   991
Acquired in 1942

30 acres of land
in Sioux Falls, SD           138             0             0             (3)           135
Acquired in 1937         -------       -------       -------        -------        -------

                         $ 1,136       $     0       $     0        $   (10)       $ 1,126
                         =======       =======       =======        =======        =======

     C)  Property Held for Development or Resale

            Property held for development or resale consist of approximately 70 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

            A schedule of the Company's property held for development or resale at April 30, 2004 is as follows (000's omitted):

                       Carrying                                     Carrying
                         Value                                        Value
Description (1)        10/31/03  Additions  Retirements    Deprec.   4/30/04
------------------     --------  ---------  -----------    -------   -------

28 acres of land
in St. Joseph, MO        $ 75       $  0        $  0        $  0       $ 75
Acquired in 1942

10 acres of land
in S. St. Paul, MN        144          0           0           0        144
Acquired in 1937

32 acres of land
in Sioux City, IA         681          0         (21)          0        660
Acquired in 1937         ----       ----        ----        ----       ----
                         $900       $  0        $(21)       $  0       $879
                         ====       ====        ====        ====       ====

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

      Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

12. Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $76,000 and $59,000 at April 30, 2004 and October 31, 2003, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2004

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 70 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                      SIX MONTHS Ended April 30,
                                                      --------------------------
                                                       2004              2003
                                                      -------           -------
Revenues:                                                  (In Thousands)
Stockyard Revenues                                    $ 1,755           $ 2,001
Real Estate Revenues                                      619               849
                                                      -------           -------
    Total Revenues                                      2,374             2,850
                                                      -------           -------

Costs and Expenses:
Stockyard Expenses                                      1,435             1,487
Real Estate Expenses                                      398               638
General and Administrative Expenses                       523               431
                                                      -------           -------
     Total Costs and Expenses                           2,356             2,556
                                                      -------           -------

Income from Operations                                     18               294

Other Income                                                0                28
Other Expenses                                           (140)             (133)
                                                      -------           -------

Net (Loss) Income                                     $  (122)          $   189
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

      Canal recognized a net loss of approximately $122,000 in the first six months of 2004 as compared to net income of $189,000 for the same period in fiscal 2003. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2004, and 2003) of $45,000 in 2004 and $84,000 in 2003, the results attributable to common stockholders were a net loss of $167,000 in 2004 and net income of $105,000 in 2003. Canal's 2004 net loss of $122,000 is due primarily to a $194,000 decrease in income from stockyard operations due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003, coupled with a $93,000 increase in general and administrative expenses associated primarily with the costs related to the termination of the lease on the Company's New York office space.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2004 decreased by $476,000 to $2,374,000 as compared with 2003 revenues of $2,850,000. The fiscal 2004 decrease in revenues is due primarily to a $246,000 decrease in stockyard revenues due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003 coupled with a $237,000 decrease in sales of real estate.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2004 AND 2003

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2004 of $1,755,000 accounted for 73.9% of the fiscal 2004 revenues as compared to stockyard revenues of $2,001,000 or 70.2% for the same period in fiscal 2003. Stockyard revenues are comprised of yard handling and auction (90.9% and 90.0%), feed and bedding income (5.1% and 5.6%), rental income (0.1% and 0.1%) and other income (3.9% and 4.3%) for the six month periods ended April 30, 2004 and 2003, respectively. The 2004 decrease in stockyard revenues was primarily due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended April 30, 2004 of $890,000 accounted for 72.9% of the fiscal 2004 revenues as compared to stockyard revenues of $899,000 or 64.6% for the same period in fiscal 2003. Stockyard revenues are comprised of yard handling and auction (90.8% and 88.9%), feed and bedding income (5.1% and 5.4%), rental income (0.1% and 0.1%) and other income (4.0% and 5.6%) for the three month periods ended April 30, 2004 and 2003, respectively. The 2004 decrease in stockyard revenues was primarily due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2004 of $1,435,000 decreased by $52,000 (3.5%) from stockyard expenses of $1,487,000 for the same period in fiscal 2003. Stockyard expenses are comprised of labor and related costs (47.2% and 46.4%), other operating and maintenance (27.9% and 25.4%), feed and bedding expense (5.0% and 6.4%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (6.1% and 6.1%) and general and administrative expense (13.1% and 15.0%) for the six month periods ended April 30, 2004 and 2003, respectively. The 2004 decrease in stockyard expenses was consistent with the decrease in stockyard revenues discussed above. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2004 of $719,000 increased by $15,000 (2.2%) from stockyard expenses of $704,000 for the same period in fiscal 2003. Stockyard expenses are comprised of labor and related costs (46.5% and 46.1%), other operating and maintenance (28.1% and 26.2%), feed and bedding expense (5.1% and 5.8%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (6.1% and 6.3%) and general and administrative expense (13.5% and 14.8%) for the three month periods ended April 30, 2004 and 2003, respectively. The 2004 decrease in stockyard expenses was consistent with the decrease in stockyard revenues discussed above. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2004 of $619,000 accounted for 26.1% of the fiscal 2004 revenues as compared to real estate revenues of $849,000 or 29.8% for the same period in fiscal 2003. Real estate revenues are comprised of sale of real estate (21.5% and 43.5%), rental income from commercial office space in its Exchange Buildings (33.4% and 27.0%), rentals and other lease income from the rental of vacant land and certain structures (45.1% and 29.4%) and other income (0.0% and 0.1%) for the six months ended April 30, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2004.

      Real estate revenues for the three months ended April 30, 2004 of $330,000 accounted for 27.1% of the fiscal 2004 revenues as compared to real estate revenues of $492,000 or 35.4% for the same period in fiscal 2003. Real estate revenues are comprised of sale of real estate (22.4% and 51.3%), rental income from commercial office space in its Exchange Buildings (31.6% and 23.1%), rentals and other lease income from the rental of vacant land and certain structures (45.8% and 25.6%) and other income (0.2% and 0.0%) for the three months ended April 30, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2004.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2004 of $398,000 decreased by $240,000 (37.6%) from real estate expenses of $638,000 for the same period in fiscal 2003. Real estate expenses are comprised of the cost of real estate sold (17.3% and 38.1%), labor, operating and maintenance (40.8% and 36.5%), depreciation and amortization (16.4% and 9.9%), taxes other than income taxes (18.8% and 11.7%) and general and administrative and other expenses (6.7% and 3.8%) for the six months ended April 30, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2004.

      Real estate expenses for the three months ended April 30, 2004 of $189,000 decreased by $207,000 (52.3%) from real estate expenses of $396,000 for the same period in fiscal 2003. Real estate expenses are comprised of the cost of real estate sold (16.1% and 47.5%), labor, operating and maintenance (39.3% and 32.3%), depreciation and amortization (17.5% and 7.8%), taxes other than income taxes (19.9% and 9.4%) and general and administrative and other expenses (7.2% and 3.0%) for the three months ended April 30, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2004.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2004 of $422,000 decreased by $8,000 (2.0%) from expenses of $430,000 for the same period in fiscal 2003. The major components of general and administrative expenses are officers salaries (55.1% and 54.0%), rent (2.3% and 2.3%), legal and professional fees (2.0% and 1.0%), insurance (11.2% and 10.9%) and office salaries (8.8% and 8.9%) for the six month periods ended April 30, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended April 30, 2004 of $218,000 increased by $1,000 (0.1%) from expenses of $217,000 for the same period in fiscal 2003. The major components of general and administrative expenses are officers salaries (53.4% and 53.4%), rent (4.3% and 2.9%), legal and professional fees (1.9% and 1.0%), insurance (10.8% and 10.8%) and office salaries (8.1% and 8.8%) for the three month periods ended April 30, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for the six months ended April 30, 2004 of $139,000 increased $6,000 (3.9%) from $133,000 for the same period in fiscal 2003. The principal balances outstanding at April 30, 2004 and October 31, 2003 were $2,767,000 and $2,667,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. At April 30, 2004 the outstanding balance of these notes was $2,767,000.

Other Expense

      Other expenses for the six months ended April 30, 2004 of $101,000 were comprised of the one time write offs taken in connection with the lease termination on the company's New York office space coupled with a total reserve taken against the monies owed Canal by a related entity for executive secretarial services rendered in the past year.

(Loss) Income from Art Sales

      Other loss from art sales for the six months ended April 30, 2004 of $1,000 decreased by $29,000 from income of $28,000 for the same period in fiscal 2003. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $20,000 and $103,000 for the six month periods ended April 30, 2004 and 2003, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $38,000 and $243,000 (net of a valuation allowance of $28,000 and $179,000) as well as selling, general and administrative expenses of $12,000 and $14,000 for the six month periods ended April 30, 2004 and 2003, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of April 30, 2004, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $19,000 at April 30, 2004 increased $5,000 or 34.9% from $14,000 at October 31, 2003. Net cash used by operations in fiscal 2004 was $120,000. Substantially all of the 2004 net proceeds from the sales of real estate and art of $153,000 was used in operations.

      During fiscal 2004 Canal decreased the balance of its current liabilities by a total of $28,000.

      At April 30, 2004 the Company's current liabilities exceed current assets by $0.3 million which was unchanged as compared to October 31, 2003. The only required principal repayments under Canal's debt agreements for fiscal 2004 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2004, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At April 30, 2004, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
          April 30,         ($ US)       Interest Rate      Value
         ----------       ----------     -------------      -----
            2004           $     0            N/A
            2005                 0            N/A
            2006             2,767            N/A
            2007                 0            10%
            2008                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,767                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

Item IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2004 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

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

      Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

Item 2 and 3:

            Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

            None.

Item 5: Other Information:

            None.

Item 6: Exhibits and Reports on Form 8-K:

            (A) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2004.

                                        CANAL CAPITAL CORPORATION


                                        By: /S/ Michael E. Schultz
                                            -----------------------------
                                            Michael E. Schultz
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                        Date
      ---------                        -----                        ----

                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
-----------------------     (Principal Executive Officer)       June 14, 2004
Michael E. Schultz

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
-----------------------         Accounting Officer)             June 14, 2004
Reginald Schauder

/S/ Asher B. Edelman            Chairman of the Board
-----------------------           and Director                  June 14, 2004
Asher B. Edelman

/S/ Gerald N. Agranoff
-----------------------
Gerald N. Agranoff                    Director                  June 14, 2004