Form 10-Q
period 2004-07-31
CANAL CAPITAL CORP
filed 2004-09-14
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended JULY 31, 2004

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class          Shares outstanding at AUGUST 31, 2004
-----------------------------                4,326,929
Common stock, $0.01 par value

(This document contains 42 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2004

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.   Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2004
       and October 31, 2003 ...............................................    5

     Statements of Consolidated Operations and
       Comprehensive (Loss) Income for the Nine and Three
       Month Periods ended July 31, 2004 and 2003 .........................    7

     Statements of Consolidated Changes in
       Stockholders' Equity for the Nine Month and
       One Year Periods ended July 31, 2004 and
       October 31, 2003 ...................................................   11

     Statements of Consolidated Cash Flows for the
       Nine Month Periods ended July 31, 2004 and
       2003 ...............................................................   12

     Notes to Consolidated Financial Statements ...........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   26

     Liquidity and Capital Resources ......................................   32

     Other Factors ........................................................   33

Item III. Quantitative and Qualitative Disclosures
     About Market Risk ....................................................   34

Item IV. Controls and Procedures ..........................................   34

Part II - Other Information ...............................................   35

     Items 1 through 6 ....................................................   36

     Signatures and Certifications ........................................   37

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2004, the related consolidated statements of operations and comprehensive (loss) income for the nine and three month period ended July 31, 2004 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2004. These consolidated financial statements are the responsibility of the company's management.

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

New York, N.Y.                               /S/ Todman & Co., CPA's, P.C.
September 13, 2004                           -----------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2004 AND OCTOBER 31, 2003

                                                             JULY 31,        OCTOBER 31,
                                                               2004             2003
                                                            (UNAUDITED)       (AUDITED)
                                                            -----------      ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                             $    8,115      $   14,191
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JULY 31, 2004 AND OCTOBER 31, 2003,                99,549         131,836
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
         $1,157,400 AND $1,157,400 AT JULY 31,
         2004 AND OCTOBER 31, 2003, RESPECTIVELY                250,000         250,000
       STOCKYARDS INVENTORY                                      16,719          11,412
       PREPAID EXPENSES                                          43,197          69,168
                                                             ----------      ----------

            TOTAL CURRENT ASSETS                                417,580         476,607
                                                             ----------      ----------
NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $1,142,198
             AND $1,199,723 AT JULY 31, 2004 AND
             OCTOBER 31, 2003, RESPECTIVELY                   2,749,535       2,874,457
                                                             ----------      ----------
          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $145,449 AND
             $130,041 AT JULY 31, 2004 AND OCTOBER
             31, 2003, RESPECTIVELY                           1,120,648       1,136,056
                                                             ----------      ----------
       ART INVENTORY NON-CURRENT, NET OF A
             VALUATION ALLOWANCE OF $170,550
             AND $617,350 AT JULY 31, 2004
             AND OCTOBER 31, 2003, RESPECTIVELY                 301,450         459,671
                                                             ----------      ----------
OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                  844,735         899,679
       RESTRICTED CASH - TRANSIT INSURANCE                       77,536          58,729
       DEFERRED LEASING AND FINANCING COSTS                      13,277          16,006
       DEPOSITS AND OTHER                                       120,220         221,031
                                                             ----------      ----------

                                                              1,055,768       1,195,445
                                                             ----------      ----------

                                                             $5,644,981      $6,142,236
                                                             ==========      ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2004 AND OCTOBER 31, 2003

                                                           JULY 31,          OCTOBER 31,
                                                             2004               2003
                                                          (UNAUDITED)         (AUDITED)
                                                         ------------       ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $    743,369       $    755,110
       INCOME TAXES PAYABLE                                     2,931             10,000
                                                         ------------       ------------

         TOTAL CURRENT LIABILITIES                            746,300            765,110
                                                         ------------       ------------
NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                            671,450            907,573
       REAL ESTATE TAXES PAYABLE                              349,223            300,000
                                                         ------------       ------------

         TOTAL NON-CURRENT LIABILITIES                      1,020,673          1,207,573
                                                         ------------       ------------

LONG-TERM DEBT, RELATED PARTY                               2,767,000          2,767,000
                                                         ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 6,198,367 AND
       5,443,979 SHARES ISSUED AND OUTSTANDING
       AT JULY 31, 2004 AND OCTOBER 31, 2003,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 61,983,670
       AND $54,439,790 AT JULY 31, 2004 AND
       OCTOBER 31, 2003, RESPECTIVELY                          61,984             54,440

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JULY 31, 2004 AND OCTOBER 31,
       2003, RESPECTIVELY                                      53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                               28,038,409         28,018,997

  ACCUMULATED DEFICIT                                     (13,723,435)       (13,404,934)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                        (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                              (2,315,543)        (2,315,543)
                                                         ------------       ------------

                                                            1,111,008          1,402,553
                                                         ------------       ------------

                                                         $  5,644,981       $  6,142,236
                                                         ============       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

                                             2004            2003
                                         (UNAUDITED)     (UNAUDITED)
                                         -----------     -----------
STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION             $2,074,813      $2,326,171
    FEED AND BEDDING INCOME                  117,215         145,577
    RENTAL INCOME                              3,226           2,525
    OTHER INCOME                              90,766         125,281
                                          ----------      ----------

                                           2,286,020       2,599,454
                                          ----------      ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                  980,023       1,014,304
    OTHER OPERATING AND MAINTENANCE          564,750         529,500
    FEED AND BEDDING EXPENSE                  94,661         123,655
    DEPRECIATION AND AMORTIZATION             15,408          15,797
    TAXES OTHER THAN INCOME TAXES            126,612         131,878
    GENERAL AND ADMINISTRATIVE               240,626         283,155
                                          ----------      ----------

                                           2,022,080       2,098,289
                                          ----------      ----------

INCOME FROM STOCKYARD OPERATIONS             263,940         501,165
                                          ----------      ----------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                      207,896         369,500
    EXCHANGE BUILDING RENTAL INCOME          311,084         330,535
    OUTSIDE REAL ESTATE RENT                 410,721         374,798
    OTHER INCOME                                 500             130
                                          ----------      ----------

                                             930,201       1,074,963
                                          ----------      ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                 123,678         243,389
    LABOR, OPERATING AND MAINTENANCE         237,543         317,800
    DEPRECIATION AND AMORTIZATION             99,252          93,645
    TAXES OTHER THAN INCOME TAXES            112,500         111,600
    GENERAL AND ADMINISTRATIVE                37,171          38,133
                                          ----------      ----------

                                             610,144         804,567
                                          ----------      ----------

INCOME FROM REAL ESTATE OPERATIONS           320,057         270,396
                                          ----------      ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003
                                  Continued ...

                                               2004              2003
                                            (UNAUDITED)       (UNAUDITED)
                                            -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE             (622,732)         (635,934)
                                            -----------       -----------

(LOSS) INCOME FROM OPERATIONS                   (38,735)          135,627
                                            -----------       -----------
OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                            41               133
  INTEREST EXPENSE                             (207,683)         (200,022)
  INCOME FROM ART SALES                          77,197            26,269
  REALIZED GAIN ON INVESTMENTS                    4,404                 0
  OTHER EXPENSE                                (126,753)                0
                                            -----------       -----------

                                               (252,794)         (173,620)
                                            -----------       -----------
(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                 (291,529)          (37,993)

PROVISION FOR INCOME TAXES                            0                 0
                                            -----------       -----------

NET (LOSS)                                     (291,529)          (37,993)

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                0                 0
                                            -----------       -----------

COMPREHENSIVE (LOSS)                        $  (291,529)      $   (37,993)
                                            ===========       ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                               $     (0.07)      $     (0.03)
                                            ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                 4,327,000         4,327,000
                                            ===========       ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

                                            2004            2003
                                         (UNAUDITED)     (UNAUDITED)
                                         -----------     -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION             $ 479,158       $ 524,435
    FEED AND BEDDING INCOME                  29,016          34,227
    RENTAL INCOME                               890             657
    OTHER INCOME                             22,034          39,079
                                          ---------       ---------

                                            531,098         598,398
                                          ---------       ---------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                 302,966         324,383
    OTHER OPERATING AND MAINTENANCE         164,590         152,399
    FEED AND BEDDING EXPENSE                 23,610          28,979
    DEPRECIATION AND AMORTIZATION             5,136           5,266
    TAXES OTHER THAN INCOME TAXES            39,662          40,729
    GENERAL AND ADMINISTRATIVE               51,263          60,036
                                          ---------       ---------

                                            587,227         611,792
                                          ---------       ---------

(LOSS) FROM STOCKYARD OPERATIONS            (56,129)        (13,394)
                                          ---------       ---------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                      74,991               0
    EXCHANGE BUILDING RENTAL INCOME         104,304         101,054
    OUTSIDE REAL ESTATE RENT                131,816         125,322
    OTHER INCOME                                  0               0
                                          ---------       ---------

                                            311,111         226,376
                                          ---------       ---------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                 54,864               0
    LABOR, OPERATING AND MAINTENANCE         75,013          84,917
    DEPRECIATION AND AMORTIZATION            33,751          30,331
    TAXES OTHER THAN INCOME TAXES            37,500          37,200
    GENERAL AND ADMINISTRATIVE               10,645          13,910
                                          ---------       ---------

                                            211,773         166,358
                                          ---------       ---------

INCOME FROM REAL ESTATE OPERATIONS           99,338          60,018
                                          ---------       ---------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
                                  Continued ...

                                                2004              2003
                                            (UNAUDITED)       (UNAUDITED)
                                            -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE             (200,630)         (205,397)
                                            -----------       -----------

(LOSS) FROM OPERATIONS                         (157,421)         (158,773)
                                            -----------       -----------
OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                             4                 5
  INTEREST EXPENSE                              (69,175)          (66,672)
  INCOME (LOSS) FROM ART SALES                   78,387            (1,297)
  REALIZED GAIN ON INVESTMENTS                    4,404                 0
  OTHER EXPENSE                                 (25,456)                0
                                            -----------       -----------

                                                (11,836)          (67,964)
                                            -----------       -----------
(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                 (169,257)         (226,737)

PROVISION FOR INCOME TAXES                            0                 0
                                            -----------       -----------

NET (LOSS)                                     (169,257)         (226,737)

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                0                 0
                                            -----------       -----------

COMPREHENSIVE (LOSS)                        $  (169,257)      $  (226,737)
                                            ===========       ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                               $     (0.03)      $     (0.06)
                                            ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                 4,327,000         4,327,000
                                            ===========       ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2003 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2004 (UNAUDITED)

                                   COMMON STOCK                 PREFERRED STOCK
                                   NUMBER                       NUMBER
                                     OF                           OF
                                   SHARES       AMOUNT          SHARES         AMOUNT
BALANCE, OCTOBER 31, 2002        5,313,794      $53,138       5,647,993       $ 56,480
 NET (LOSS)                              0            0               0              0
 PREFERRED STOCK REPURCHASE              0            0        (992,255)        (9,922)
 PREFERRED STOCK DIVIDEND                0            0         788,241          7,882
 MINIMUM PEN. LIAB. ADJ                  0            0               0              0
                                 ----------------------      -------------------------

BALANCE, OCTOBER 31, 2003        5,313,794      $53,138       5,443,979       $ 54,440
 NET (LOSS)                              0            0               0              0
 PREFERRED STOCK REPURCHASE              0            0               0              0
 PREFERRED STOCK DIVIDEND                0            0         754,388          7,544
 MINIMUM PEN. LIAB. ADJ                  0            0               0              0
                                 ----------------------      -------------------------

BALANCE, JULY 31, 2004           5,313,794      $53,138       6,198,367       $ 61,984
                                 ======================      =========================

                                  ADDITIONAL                                               TREASURY
                                   PAID-IN           ACCUMULATED     COMPREHENSIVE           STOCK,
                                   CAPITAL             DEFICIT       (LOSS) INCOME          AT COST
BALANCE, OCTOBER 31, 2002        $ 27,958,498       ($12,709,864)      ($2,375,399)      ($11,003,545)
 NET (LOSS)                                 0           (537,341)                0                  0
 PREFERRED STOCK REPURCHASE           (89,303)                 0                 0                  0
 PREFERRED STOCK DIVIDEND             149,802           (157,729)                0                  0
 MINIMUM PEN. LIAB. ADJ                     0                  0            59,856                  0
                                 ------------       ------------       -----------       ------------

BALANCE, OCTOBER 31, 2003        $ 28,018,997       ($13,404,934)      ($2,315,543)      ($11,003,545)
 NET (LOSS)                                 0           (291,529)                0                  0
 PREFERRED STOCK REPURCHASE                 0                  0                 0                  0
 PREFERRED STOCK DIVIDEND              19,412            (26,972)                0                  0
 MINIMUM PEN. LIAB. ADJ                     0                  0                 0                  0
                                 ------------       ------------       -----------       ------------
BALANCE, JULY 31, 2004           $ 28,038,409       ($13,723,435)      ($2,315,543)      ($11,003,545)
                                 ============       ============       ===========       ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                  2004            2003
                                                  ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS)                                   $(291,529)      $ (37,993)
                                               ---------       ---------
  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                 118,312         118,964
   GAIN  ON SALES OF REAL ESTATE                 (84,218)       (126,111)
   VALUATION RESERVE ART INVENTORY              (446,800)       (179,000)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET            32,287          71,655
   ART INVENTORY, NET                            158,221          63,500
   PREPAID EXPENSES AND OTHER, NET               255,525          20,825
   PAYABLES AND ACCRUED EXPENSES, NET           (205,710)       (369,978)
                                               ---------       ---------
NET CASH (USED) BY OPERATING
   ACTIVITIES                                   (463,912)       (438,138)
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE             207,896         369,500
  PROCEEDS FROM SALES OF ART                     257,600         102,500
  CAPITAL EXPENDITURES                            (7,660)       (169,280)
                                               ---------       ---------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                     457,836         302,720
                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                            0               0
  REPAYMENT OF SHORT-TERM BORROWINGS                   0               0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS              0               0
                                               ---------       ---------
NET CASH (USED) BY FINANCING ACTIVITIES                0               0
                                               ---------       ---------
NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (6,076)       (135,418)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR         14,191         139,057
                                               ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $   8,115       $   3,639
                                               =========       =========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $7,000 AND $18,000 AND
      INTEREST PAYMENTS OF $208,000 AND $200,000 IN THE NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2004
                                   (UNAUDITED)

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

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both July 31, 2004 and October 31, 2003, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the nine month periods ended July 31, 2004 and 2003 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

            Property held for Development or Resale -- Property held for development or resale consist of approximately 68 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

            The cost of art is generally specified on the purchase invoice. When individual art is purchased as part of a group or collection of art, cost is allocated to individual pieces by management using the information available to it. A significant portion of the art inventory remains in inventory longer than one year. Consequently, for financial statement purposes, Canal has classified a portion of its inventory as non-current assets. Antiquities and contemporary art represented 34% ($189,122) and 66% ($362,328) and 27% ($189,122) and 73%
($520,549) of total art inventory at July 31, 2004 and October 31, 2004, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $7,000 and $18,000 and interest payments of $208,000 and $200,000 for the nine month periods ended July 31, 2004 and 2003, respectively.

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

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2004 and the results of its operations and its cash flows for the nine month period ended July 31, 2004. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2003 and the notes thereto which are contained in Canal's 2003 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2004.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $18,000 and $11,000 at July 31, 2004 and October 31, 2003, respectively.

      Stockyard operations resulted in operating income of $264,000 and $501,000 for the nine month periods ended July 31, 2004 and 2003, respectively. Additionally, stockyard operations contributed $2,286,000 and $2,599,000 to Canal's revenues for the nine month periods ended July 31, 2004 and 2003, respectively.

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

      Real estate operations resulted in operating income of $320,000 and $270,000 for the nine month periods ended July 31, 2004 and 2003, respectively. Additionally, real estate operations contributed $930,000 and $1,075,000 to Canal's revenues for the nine month periods ended July 31, 2004 and 2003, respectively.

      As of July 31, 2004, there are approximately 68 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Antiquities and contemporary art represented 34% ($189,122) and 66% ($362,328) and 27% ($189,122) and 73% ($520,549) of total art inventory at July
31, 2004 and 2003, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2004 Canal applied against sales $446,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $1,327,950 as of July 31, 2004 as compared to $1,774,750 at October 31, 2003.

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

      Canal's art sales generated income of $77,000 (net of a decrease in the valuation allowance of $446,800) as compared to income of $26,000 (net of a decrease in the valuation allowance of $179,000) for the nine month periods ended July 31, 2004 and 2003, respectively.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both July 31, 2004 and October 31, 2003.

7. LEASE COMMITMENTS

      In June 2004, Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York, which space serves as its headquarters operations. The new lease is for a period of 36 months expiring in May 2007.

      Former Lease Obligations - In February 1999 Canal, together with two other related entities, amended its lease for commercial office space in New York City, which space served as its headquarters operations. The new lease was for a period of 128 months expiring in October 2009. Canal's portion of the new space was approximately 1,000 square feet and Canal is responsible for 25% of the lease expense. Each of the three entities that were parties to this lease were jointly and severally responsible for the payments required under the lease. At October 31, 2003, the security deposit relating to this lease was approximately $260,000 of which Canal's representative share was approximately $122,000. At April 30, 2004, Canal was current in its obligations under this lease. However, the group as a whole was approximately $150,000 in arrears on the rental payments.

      In February 2004, the landlord served Canal and its co-tenants with a Notice of Default and the resulting Notice of Termination of Lease effective February 17, 2004. Additionally, in March 2004, the landlord filed a Holdover Notice of Petition in the New York City Courts seeking eviction of

Canal and its co-tenants as well as judgment for unpaid back and holdover rental amounts of approximately $175,000 (see Note 11). Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met. As a result of the early termination of this lease, Canal took a one time writeoff of approximately $87,000 which is included in other expenses as of July 31, 2004.

8. BORROWINGS

      At July 31, 2004, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   July 31,    October 31,
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

      On January 10, 2000, the above Notes were further amended to have holders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. The scheduled maturities and sinking fund requirements of long-term debt during the next five years are $2,767,000 due May 15, 2006. As of July 31, 2004 the balance due under these notes was $2,767,000 all of which is classified as long-term debt-related party. As of July 31, 2004, certain noteholders have agreed to defer approximately $25,000 of the interest due under the notes, which amount has been accrued.

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

      A schedule of the Company's property on operating leases at July 31, 2004 is as follows (000's omitted):

                     Carrying                                           Carrying
                       Value                                              Value
Description (1)      10/31/03   Additions  Retirements      Deprec.      7/31/04
---------------      --------   ---------  -----------      -------      -------
Headquarters office
Various leasehold    $    28     $   0       $  (16)        $   (5)      $    7
improvements

11 acres of land
in Omaha, NE           1,217         0            0             (1)       1,216
Acquired in 1976

10 acres of land
in S. St. Paul, MN     1,213         7            0            (96)       1,124
Acquired in 1937

17 acres of land
in Sioux City, IA        416         0          (13)             0          403
Acquired in 1937      ------     -----        -----         ------       ------

                      $2,874     $   7        $ (29)        $ (102)      $2,750
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

      A schedule of the Company's property on operating leases at July 31, 2004 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                       Value
Description (1)      10/31/03   Additions  Retirements  Deprec.   7/31/04
---------------      --------   ---------  -----------  -------   -------
31 acres of land
in St. Joseph, MO    $   998    $    0      $    0      $ (10)    $   988
Acquired in 1942

30 acres of land
in Sioux Falls, SD       138         0           0         (5)        133
Acquired in 1937     -------    ------      ------      -----     -------

                     $ 1,136    $    0      $    0      $ (15)    $ 1,121
                     =======    ======      ======      =====     =======

      C) Property Held for Development or Resale

      Property held for development or resale consist of approximately 68 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at July 31, 2004 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                       Value
Description (1)      10/31/03   Additions  Retirements  Deprec.   7/31/04
---------------      --------   ---------  -----------  -------   -------
28 acres of land
in St. Joseph, MO    $   75      $   0      $    0     $     0    $   75
Acquired in 1942

10 acres of land
in S. St. Paul, MN      144          0           0           0       144
Acquired in 1937

30 acres of land
in Sioux City, IA       681          0         (55)          0       626
Acquired in 1937     ------      -----      ------      ------    ------

                     $  900      $   0      $  (55)     $    0    $  845
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

      WHGA Fifth Avenue Investors, LP v. Canal Capital Corporation etal

      On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

12. Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $78,000 and $59,000 at July 31, 2004 and October 31, 2003, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE NINE MONTHS ENDED JULY 31, 2004

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 68 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                       Nine Months Ended July 31,
                                       --------------------------
                                           2004          2003
                                           ----          ----
Revenues:                                    (In Thousands)
Stockyard Revenues                       $ 2,286       $ 2,599
Real Estate Revenues                         930         1,075
                                         -------       -------
    Total Revenues                         3,216         3,674
                                         -------       -------
Costs and Expenses:
Stockyard Expenses                         2,022         2,098
Real Estate Expenses                         610           804
General and Administrative Expenses          623           636
                                         -------       -------
     Total Costs and Expenses              3,255         3,538
                                         -------       -------

(Loss)Income from Operations                 (39)          136

Other Income                                  82            26
Other Expenses                              (335)         (200)
                                         -------       -------

Net (Loss)                               $  (292)      $   (38)
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

      Canal recognized a net loss of approximately $292,000 in the first nine months of 2004 as compared to a net loss of $38,000 for the same period in fiscal 2003. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2004, and 2003) of $27,000 in 2004 and $116,000 in 2003, the results attributable to common stockholders were a net loss of $319,000 in 2004 and a net loss of $154,000 in 2003. Canal's 2004 net loss of $319,000 is due primarily to a $237,000 decrease in income from stockyard operations due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003, coupled with a $127,000 increase in other expenses associated primarily with the costs related to the early termination of the lease on the Company's New York office space.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2004 decreased by $458,000 to $3,216,000 as compared with 2003 revenues of $3,674,000. The fiscal 2004 decrease in revenues is due primarily to a $313,000 decrease in stockyard revenues due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003 coupled with a $162,000 decrease in sales of real estate.

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2004 AND 2003

Stockyard Revenues

      Stockyard revenues for the nine months ended July 31, 2004 of $2,286,000 accounted for 71.1% of the fiscal 2004 revenues as compared to stockyard revenues of $2,599,000 or 70.7% for the same period in fiscal 2003. Stockyard revenues are comprised of yard handling and auction (90.8% and 89.5%), feed and bedding income (5.1% and 5.6%), rental income (0.1% and 0.1%) and other income (4.0% and 4.8%) for the nine month periods ended July 31, 2004 and 2003, respectively. The 2004 decrease in stockyard revenues was primarily due to a combination of the harsh winter weather experienced throughout the Midwest and the discovery of a cow suffering from BSE (Mad Cow Disease) in late December 2003. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended July 31, 2004 of $531,000 accounted for 63.1% of the fiscal 2004 revenues as compared to stockyard revenues of $598,000 or 72.6% for the same period in fiscal 2003. Stockyard revenues are comprised of yard handling and auction (90.2% and 87.6%), feed and bedding income (5.5% and 5.7%), rental income (0.2% and 0.2%) and other income (4.1% and 6.5%) for the three month periods ended July 31, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the nine months ended July 31, 2004 of $2,022,000 decreased by $76,000 (3.6%) from stockyard expenses of $2,098,000 for the same period in fiscal 2003. Stockyard expenses are comprised of labor and related costs (48.5% and 48.3%), other operating and maintenance (27.9% and 25.2%), feed and bedding expense (4.7% and 5.9%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (6.3% and 6.3%) and general and administrative expense (11.8% and 13.5%) for the nine month periods ended July 31, 2004 and 2003, respectively. The 2004 decrease in stockyard expenses was consistent with the decrease in stockyard revenues discussed above. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended July 31, 2004 of $587,000 decreased by $25,000 (4.0%) from stockyard expenses of $612,000 for the same period in fiscal 2003. Stockyard expenses are comprised of labor and related costs (51.6% and 53.0%), other operating and maintenance (28.0% and 24.9%), feed and bedding expense (4.0% and 4.7%), depreciation and amortization (0.9% and 0.9%), taxes other than income taxes (6.8% and 6.7%) and general and administrative expense (8.7% and 9.8%) for the three month periods ended July 31, 2004 and 2003, respectively. The 2004 decrease in stockyard expenses was consistent with the decrease in stockyard revenues discussed above. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the nine months ended July 31, 2004 of $930,000 accounted for 28.9% of the fiscal 2004 revenues as compared to real estate revenues of $1,075,000 or 29.3% for the same period in fiscal 2003. Real estate revenues are comprised of sale of real estate (22.3% and 34.4%), rental income from commercial office space in its Exchange Buildings (33.4% and 30.7%), rentals and other lease income from the rental of vacant land and certain structures (44.2% and 34.8%) and other income (0.1% and 0.1%) for the nine months ended July 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to decreased sales of real estate for fiscal 2004.

      Real estate revenues for the three months ended July 31, 2004 of $311,000 accounted for 36.9% of the fiscal 2004 revenues as compared to real estate revenues of $226,000 or 27.4% for the same period in fiscal 2003. Real estate revenues are comprised of sale of real estate (24.1% and 0.0%), rental income from commercial office space in its Exchange Buildings (33.5% and 44.6%), rentals and other lease income from the rental of vacant land and certain structures (42.4% and 55.4%) and other income (0.2% and 0.0%) for the three months ended July 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2004.

Real Estate Expenses

      Real estate expenses for the nine months ended July 31, 2004 of $610,000 decreased by $194,000 (24.2%) from real estate expenses of $804,000 for the same period in fiscal 2003. Real estate expenses are comprised of the cost of real estate sold (20.3% and 30.3%), labor, operating and maintenance (38.9% and 39.5%), depreciation and amortization (16.3% and 11.6%), taxes other than income taxes (18.4% and 13.9%) and general and administrative and other expenses (6.1% and 4.7%) for the nine months ended July 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to the decreased cost of real estate sold for fiscal 2004.

      Real estate expenses for the three months ended July 31, 2004 of $212,000 increased by $45,000 (27.3%) from real estate expenses of $166,000 for the same period in fiscal 2003. Real estate expenses are comprised of the cost of real estate sold (25.9% and 0.0%), labor, operating and maintenance (35.4% and 51.0%), depreciation and amortization (15.9% and 18.2%), taxes other than income taxes (17.7% and 22.4%) and general and administrative and other expenses (5.1% and 8.4%) for the three months ended July 31, 2004 and 2003, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2004.

General and Administrative

      General and administrative expenses for the nine months ended July 31, 2004 of $623,000 decreased by $13,000 (2.1%) from expenses of $636,000 for the same period in fiscal 2003. The major components of general and administrative expenses are officers salaries (56.0% and 54.8%), rent (2.6% and 2.5%), legal and professional fees (2.0% and 1.0%), insurance (11.3% and 11.1%) and office salaries (8.4% and 9.0%) for the nine month periods ended July 31, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended July 31, 2004 of $201,000 decreased by $4,000 (2.3%) from expenses of $205,000 for the same period in fiscal 2003. The major components of general and administrative expenses are officers salaries (59.9% and 56.6%), rent (2.1% and 2.7%), legal and professional fees (2.2% and 1.0%), insurance (12.1% and 11.5%) and office salaries (5.4% and 9.3%) for the three month periods ended July 31, 2004 and 2003, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for the nine months ended July 31, 2004 of $208,000 increased $8,000 (3.8%) from $200,000 for the same period in fiscal 2003. The principal balances outstanding at July 31, 2004 and October 31, 2003 were $2,767,000 and $2,767,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. At July 31, 2004 the outstanding balance of these notes was $2,767,000. Additionally, as of July 31, 2004, certain noteholders have agreed to defer approximately $25,000 of the interest due under the notes, which amount has been accrued.

Other Expense

      Other expenses for the nine months ended July 31, 2004 of $127,000 were comprised of the one time write offs taken in connection with the early lease termination on the company's New York office space coupled with a total reserve taken against the monies owed Canal by a related entity for executive secretarial services rendered in the past year.

Income from Art Sales

      Other income from art sales for the nine months ended July 31, 2004 of $77,000 increased by $51,000 from income of $26,000 for the same period in fiscal 2003. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $258,000 and $103,000 for the nine month periods ended July 31, 2004 and 2003, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $113,000 and $158,000 (net of a valuation allowance of $447,000 and $179,000) as well as selling, general and administrative expenses of $22,000 and $13,000 for the nine month periods ended July 31, 2004 and 2003, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      On January 10, 2000, the above notes were further amended to have the noteholders loan the Company $1,725,000 in additional financing, the proceeds of which was used to repay in full all of the Company's outstanding non related party long-term debt. On October 8, 2002, the above notes were amended to extend the maturity date to May 15, 2006. As of July 31, 2004, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party. Additionally, as of July 31, 2004, certain noteholders have agreed to defer approximately $25,000 of the interest due under the notes, which amount has been accrued.

      Cash and cash equivalents of $8,000 at July 31, 2004 decreased $6,000 or 42.8% from $14,000 at October 31, 2003. Net cash used by operations in fiscal 2004 was $464,000. Substantially all of the 2004 net proceeds from the sales of real estate and art of $466,000 was used in operations.

      During fiscal 2004 Canal decreased the balance of its current liabilities by a total of $19,000.

      At July 31, 2004 the Company's current liabilities exceed current assets by $0.3 million which was unchanged as compared to October 31, 2003. The only required principal repayments under Canal's debt agreements for fiscal 2004 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2004, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At July 31, 2004, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of        Fixed rate         Average          Fair
          July 31,         ($ US)        Interest Rate       Value
          --------       ----------      -------------       -----
            2004           $     0            N/A
            2005                 0            N/A
            2006             2,767            10%
            2007                 0            N/A
            2008                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,767                          N/A (A)
                           -------                          -------

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

      None.

Item 5: Other Information:

      None.

Item 6: Exhibits and Reports on Form 8-K:

      (A) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 2004.

                                     CANAL CAPITAL CORPORATION


                                     By: /S/ Michael E. Schultz
                                         --------------------------
                                         Michael E. Schultz
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----

                                 President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
-----------------------     (Principal Executive Officer)     September 14, 2004
Michael E. Schultz

                               Vice President-Finance
                               Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
-----------------------          Accounting Officer)          September 14, 2004
Reginald Schauder

/S/ Asher B. Edelman           Chairman of the Board
-----------------------             and Director              September 14, 2004
Asher B. Edelman

/S/ Gerald N. Agranoff
-----------------------
Gerald N. Agranoff                    Director                September 14, 2004