Form 10-K
period 2004-10-31
CANAL CAPITAL CORP
filed 2005-01-28
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2004

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission File Number 002-96666

                            CANAL CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                 51-0102492
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

      490 WHEELER ROAD SUITE 272
         HAUPPAGUE, New York                          11788
(Address of principal executive offices)            (Zip Code)

                                 (631) 234-0140
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
               None

           Securities registered pursuant to Section 12(g) or the Act:
               Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2005, was approximately $127,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2005 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2004 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

ITEM      1.  Business.............................................            1
ITEM      2   Properties...........................................            6
ITEM      3.  Legal Proceedings....................................            7
ITEM      4.  Submission of Matters to a Vote of Security Holders..            7

                                     PART II

ITEM      5.  Market for Registrant's Common Stock and Related
              Stockholder Matters..................................            8
ITEM      6.  Selected Consolidated Financial Data.................            9
ITEM      7.  Management's Discussion and Analysis of the
              Results of Operations and Financial Condition........           11
ITEM      7A. Quantitative and Qualitative Disclosures About
              Market Risk..........................................           23
ITEM      8.  Financial Statements and Supplementary Data..........           23
ITEM      9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................           23
ITEM      9A. Controls and Procedures..............................           24
ITEM      9B. Other Information....................................           24


                                    PART III

ITEM      10.  Directors and Executive Officers of the Registrant..           27
ITEM      11.  Executive Compensation..............................           28
ITEM      12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters .....           30
ITEM      13.  Certain Relationships and Related Transactions......           32
ITEM      14.  Principal Accounting Fees and Services .............           32

                                     PART IV

ITEM      15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.................................           33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................          F-1

SIGNATURES.........................................................          S-1

EXHIBITS...........................................................          E-1

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

      Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Buildings, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

      Stockyard Operations - As a result of an August 1, 1999 asset purchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota (collectively the "Stockyards"). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company's principal stockyard revenues are derived from a per head charge ("yardage charge") imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding. See "Stockyard Operations".

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.4 million, while contributing $1.2 million to Canal's revenues for fiscal 2004. During fiscal 2004, Canal sold approximately 14 acres of land located in two states (Iowa-4 acres and Missouri-10 acres) for $0.3 million generating operating income of $0.1 million.

      As of October 31, 2004, there are approximately 59 acres of undeveloped land owned by Canal located in five Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2005.

      Risk - Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates. Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its real estate properties.

      Competition - Canal competes in the area of real estate development with other regional developers, some of which are substantially larger and have significantly greater financial resources than Canal. To a certain extent, Canal's real estate revenues are dependent on the ability of the stockyard operations and the various meat packers located adjacent to Canal's properties to successfully compete in their respective businesses.

      Stockyard Operations

      General - Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $0, and $75,000 for the three years ended October 31, 2004,

2003 and 2002, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2005. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $3.0 million to Canal's revenues for fiscal 2004.

      Risk - Stockyard activities face a variety of risks and uncertainties related to the safeguarding of the national food supply which are beyond our control. Public confidence in the government's efforts to safeguard the food supply is essential for the success of our stockyard operations. An outbreak of a disease such as bovine spongiform encephalopathy (BSE) better known as Mad Cow Disease could have a devastating impact on stockyard operations. For the company's part we strictly follow all USDA regulations to ensure to the extent we can the safety of the food supply. Furthermore, stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

      Competition - Canal competes in the area of public stockyards with other regional public stockyards and sale barns, some of which are substantially larger and have greater financial resources than Canal. To a certain extent, Canal's stockyard revenues are dependent on the ability of the market agencies and independent commission sales people at each of Canal's stockyard locations to compete within the region.

      Art Inventory Held for Sale

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions.

      Canal established its art operations in the late 1980's by acquiring for resale a significant inventory of antiquities primarily from the ancient Mediterranean cultures coupled with the purchase of approximately fifty paintings by Jules Olitski, a world renowned artist of contemporary paintings.

      Canal sells its art primarily through three sources, direct sales, consignment to independent art dealers and at public art auctions. In the case of consignment sales through independent art dealers, Canal consigns its pieces at specific prices. In the case of public art auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auctions and Canal sets a minimum acceptable price on the pieces consigned.

      In fiscal 2004, Canal sold 34 pieces of contemporary art totaling $463,000 which sales generated a net gain of approximately $166,000. Antiquities and contemporary art represented 46% ($189,122) and 54% ($224,078) and 27% ($189,122) and 73% ($520,549) of total art inventory at October 31, 2004 and 2003, respectively.

      Risk & Competition - Selling art in general involves various degrees of risk. Canal's success in selling its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Canal competes in the sale of its art inventory with investment groups and other dealers, most of whom are substantially larger and have greater financial resources and staff than Canal.

      Employees - At October 31, 2004, Canal had approximately 75 employees.

      Executive Officers - At October 31, 2004 Canal's Executive Officers were:

                                         Held
                 Name             Age    Since       Title
                 ----             ---    -----       -----

           Asher B. Edelman       65     1991     Chairman of the Board

           Michael E. Schultz     68     1991     President and Chief
                                                    Executive Officer

           Reginald Schauder      55     1989     Vice President, Chief
                                                    Financial Officer,
                                                    Treasurer and Secretary

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

ITEM 2.  Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2004 include:


      New York Headquarters - In June 2004, Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York.

                                                            Leased     Held for
                     Year   Total    Exchange     Stkyds    to Third   Develop-
  Location        Acquired  Site(2)    Bldgs.   Opertns(1)  Parties    ment (3)
  --------        --------  -------  --------  -----------  --------   --------
St. Joseph, MO      1942      49         0         30          0          19
S. St. Paul, MN     1937      25         5          0         10          10
Sioux City, IA      1937      48         0          0         18          30
Omaha, NE           1976      11         0          0         11           0
Sioux Falls, SD     1937      31         1         30          0           0
                             ---        --        ---        ---         ---
    Total                    164         6         60         39          59
                             ---        --        ---        ---         ---

The following schedule shows the average occupancy rate and average rental rate at each of Canal's Exchange Buildings:

                                2004                        2003
                       ----------------------     -----------------------
                       Occupancy   Average(4)     Occupancy   Average(4)
Location                  Rate    Rental Rate        Rate     Rental Rate
--------               ---------  -----------     ---------   ----------
S. St. Paul, MN(5)         74%      $12.00            74%       $12.00

Sioux Falls, SD            90%      $ 7.00            90%       $ 7.00

NOTES

(1)   Canal now operates two central public stockyards.

(2)   For information with respect to mortgages and pledges see Note 7.

(3)   For information related to property held for development see Note 2(c).

(4)   Per square foot.

(5)   Canal sold this Exchange Building in November 2004 (see Note 31).

ITEM 3. Legal Proceedings

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company.

      Canal was not a party to any ongoing litigation at October 31, 2004. The following litigation was settled during fiscal 2004:

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2004.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2004 as reported on the "pink sheets" were:

                                   Fiscal 2004           Fiscal 2003
                              -------------------    ------------------
Quarter Ended                   High       Low         High        Low
-------------                  ------     ------      ------     ------

January 31 .................   $ 0.10 --  $ 0.05      $ 0.20 --  $ 0.11

April 30 ...................   $ 0.10 --  $ 0.05      $ 0.16 --  $ 0.14

July 31 ....................   $ 0.10 --  $ 0.05      $ 0.20 --  $ 0.16

October 31 .................   $ 0.10 --  $ 0.05      $ 0.20 --  $ 0.16

Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2004 or 2003. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2005, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                          YEARS ENDED OCTOBER 31,
                                                          -----------------------
STATEMENT OF OPERATIONS DATA              2004          2003         2002         2001          2000
                                        -------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES FROM CONTINUING OPERATIONS     $ 4,199(1)    $ 4,760(2)    $5,413(3)   $ 5,238(4)    $ 5,768(5)

NET (LOSS) INCOME                         ($577)        ($537)      $  426        ($773)        ($922)

(LOSS) INCOME PER SHARE:

BASIC                                    ($0.15)       ($0.16)      $ 0.07       ($0.25)       ($0.27)

DILUTED                                  ($0.15)       ($0.16)      $ 0.07       ($0.25)       ($0.27)

   CASH DIVIDENDS PAID                  $  0.00       $  0.00       $ 0.00      $  0.00       $  0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                 4,327         4,327        4,327        4,327         4,327

  - DILUTED                               4,327         4,327        4,327        4,327         4,327


                                                                OCTOBER 31,
                                                                -----------
                                         2004          2003         2002         2001          2000
                                        -------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

  CURRENT ASSETS                        $   824       $   477       $  636      $   602       $ 1,569
  PROPERTY ON OPERATING LEASES, NET       2,715         2,874        3,337        3,302         3,098
  PROPERTY USED AS STOCKYARDS             1,142         1,136        1,176        1,281         1,237
  ART INVENTORY NON-CURRENT                   0           460          622          934           697
  OTHER ASSETS                            1,000         1,195          742          859           860
                                        -------------------------------------------------------------

TOTAL ASSETS                            $ 5,681       $ 6,142       $6,513      $ 6,978       $ 7,461
                                        -------------------------------------------------------------

  CURRENT LIABILITIES                   $   780       $   765       $  585      $ 1,345       $ 1,168
  NON-CURRENT LIABILITIES                 1,243         1,208        1,282        1,203         1,047
  LONG-TERM DEBT                          2,767         2,767        2,667        2,667         2,522
  STOCKHOLDERS' EQUITY                      891         1,402        1,979        1,763         2,724
                                        -------------------------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)   $ 5,681       $ 6,142       $6,513      $ 6,978       $ 7,461
                                        -------------------------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END     4,327         4,327        4,327        4,327         4,327

ITEM 6.  Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily to a $0.4 million decrease in stockyard revenues coupled with a $0.2 million decrease in sales of real estate.

(2) The revenue decrease was due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

(3) The revenue increase was due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

(4) The revenue decrease was due primarily to a $0.3 million decrease in sales of real estate.

(5) The revenue decrease was due primarily to a $4.1 million decrease in sales of real estate coupled with the elimination of $0.6 million ground lease income, which decreases were offset to a certain extent by a $3.1 million increase in revenues from stockyard operations (represents a full year operation in fiscal 2000 as compared to three months in fiscal 1999).

(6) For discussion of material uncertainties and commitments, see Notes 9 and 17 to the Consolidated Financial Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward- looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk factors".

                                Company Overview

      The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

      Canal is engaged in two distinct businesses -- real estate and stockyard operations.

      Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Buildings, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

      Stockyard Operations - As a result of an August 1, 1999 asset purchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota (collectively the "Stockyards"). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company's principal stockyard revenues are derived from a per head charge ("yardage charge") imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding. See "Stockyard Operations".

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.4 million, while contributing $1.2 million to Canal's revenues for fiscal 2004. During fiscal 2004, Canal sold approximately 14 acres of land located in two states (Iowa-4 acres and Missouri-10 acres) for $0.3 million generating operating income of $0.1 million.

      As of October 31, 2004, there are approximately 59 acres of undeveloped land owned by Canal located in five Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2005.

      Risk - Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates. Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its real estate properties.

      Competition - Canal competes in the area of real estate development with other regional developers, some of which are substantially larger and have significantly greater financial resources than Canal. To a certain extent, Canal's real estate revenues are dependent on the ability of the stockyard operations and the various meat packers located adjacent to Canal's properties to successfully compete in their respective businesses.

      Stockyard Operations

      General - Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $0, and $75,000 for the three years ended October 31, 2004, 2003 and 2002, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2005. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $3.0 million to Canal's revenues for fiscal 2004.

      Risk - Stockyard activities face a variety of risks and uncertainties related to the safeguarding of the national food supply which are beyond our control. Public confidence in the government's efforts to safeguard the food supply is essential for the success of our stockyard operations. An outbreak of a disease such as bovine spongiform encephalopathy (BSE) better known as Mad Cow Disease could have a devastating impact on stockyard operations. For the company's part we strictly follow all USDA regulations to ensure to the extent we can the safety of the food supply. Furthermore, stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

      Competition - Canal competes in the area of public stockyards with other regional public stockyards and sale barns, some of which are substantially larger and have greater financial resources than Canal. To a certain extent, Canal's stockyard revenues are dependent on the ability of the market agencies and independent commission sales people at each of Canal's stockyard locations to compete within the region.

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

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2004 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 59 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                 Fiscal Year Ended October 31,
                                                 -----------------------------
                                                2004         2003         2002
                                                ----         ----         ----
                                                       (In Thousands)
Revenues:

Real Estate Revenue                           $ 1,228      $ 1,373      $ 1,852
Stockyard Revenue                               2,971        3,387        3,561
                                              -------      -------      -------
    Total Revenue                               4,199        4,760        5,413
                                              -------      -------      -------

Costs and Expenses:

Real Estate Expenses                              814        1,131        1,109
Stockyard Expenses                              2,634        2,802        3,023
General and Administrative Expenses             1,062        1,079        1,135
                                              -------      -------      -------
     Total Costs and Expenses                   4,510        5,012        5,267
                                              -------      -------      -------

(Loss) Income from Operations                    (311)        (252)         146

Other Income                                      158           25          674
Other Expenses                                   (424)        (310)        (394)
                                              -------      -------      -------
Net (Loss) Income                             $  (577)     $  (537)     $   426
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

      Canal recognized a net loss of $0.6 million for 2004 as compared to the 2003 net loss of $0.5 million and the 2002 net income of $0.4 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2004, 2003 and 2002) of $49,000 in 2004, $158,000 in 2003 and $116,000 in 2002, the results attributable to common stockholders were a net loss of $0.6 million in 2004, a net loss of $0.6 million in 2003 and net income of $0.3 million in 2002. Canal's 2004 net loss of $0.6 was due primarily to a $0.3 million decrease in income from stockyard operations (due for the most part to the uncertainty of the national beef market after the discovery in late December 2003 of the first U.S. case of bovine spongiform encephalopathy (BSE) better known as "Mad Cow Disease") coupled with a $0.1 million increase in other expenses (primarily comprised of one time writeoffs taken in connection with the early lease termination of Canal's New York office space). Canal's 2003 net loss of $0.7 is due primarily to a $0.5 million decrease in income from real estate operations (consisting of a $0.3 million decrease in gains on sales of real estate; a $0.1 decrease in rental income and a $0.1 million increase in real estate operating expenses); a $0.3 million decrease in other income and a $0.2 million decrease in income from art sales.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2004 decreased by $0.6 million to $4.2 million as compared with 2003 revenues which had decreased by $0.6 million to $4.8 million as compared with 2002 revenues of $5.4 million. The fiscal 2004 decrease in revenues is due primarily to a $0.4 million decrease in stockyard revenues due to the uncertainty of the national beef market in 2004 due to the discovery in late December 2003 of the first U.S. case of Mad Cow Disease, coupled with a $0.2 million in sales of real estate. The fiscal 2003 decrease in revenues is due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2004 AND 2003

Real Estate Revenues

      Real estate revenues for 2004 of $1.2 million accounted for 29.2% of the 2004 revenues as compared to revenues of $1.4 million or 28.8% for 2003. Real estate revenues are comprised of sale of real estate (22.4% and 31.2%), rentals and other lease income from the rental of vacant land and certain structures (43.8% and 37.0%), rental income from commercial office space in its Exchange Buildings (33.8% and 31.8%), and other income (0.0% and 0.0%) for 2004 and 2003, respectively. The 2004 decrease is due primarily to the $0.2 million decrease in sales of real estate. The percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 2004.

Real Estate Expenses

      Real estate expenses for 2004 of $0.8 million decreased by $0.3 million (28.0%) from $1.1 million in 2003. Real estate expenses are comprised of cost of real estate sold (21.1% and 24.6%), labor, operating and maintenance (38.7% and 36.0%), depreciation and amortization (16.4% and 12.8%), taxes other than income taxes (18.4% and 22.0%),, and general and administrative and other expenses (5.4% and 4.6%) for 2004 and 2003, respectively. The percentage variations in year to year comparisons is due primarily to the decrease in the cost of real estate sold in fiscal 2004 coupled with the decrease in taxes other than income taxes which is a result of a fiscal 2003 catchup accrual for back real estate taxes relating to the Sioux City, Iowa property.

Stockyard Revenues

      Stockyard revenues for 2004 of $3.0 million accounted for 70.8% of the 2004 revenues as compared to revenues of $3.4 million or 71.2% for 2003. Stockyard revenues are comprised of yard handling and auction (90.7% and 89.5%), feed and bedding income (5.0% and 5.5%), rental income (0.1% and 0.1%) and other income (4.2% and 4.9%) for 2004 and 2003, respectively. The 2004 decrease is due primarily to the uncertainty of the 2004 national beef market due to the discovery in late December 2003 of the first U.S. case of Mad Cow Disease. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2004 of $2.6 million decreased by $0.2 million (6.0%) from $2.8 million in 2003. Stockyard expenses are comprised of labor and related costs (48.9% and 47.4%), operating and maintenance (27.9% and 27.0%), feed and bedding expense (4.5% and 5.7%), depreciation and amortization (0.9% and 0.7%), taxes other than income taxes (6.2% and 6.2%) and general and administrative expenses (11.6% and 13.0%) for 2004 and 2003, respectively. The 2004 decrease is due primarily to across the board decreases consistent with the revenue reductions in fiscal 2004. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for 2004 of $1.1 million decreased slightly from $1.1 million in 2003. The major components of general and administrative expenses are officers salaries (44.2% and 43.9%),pension expense (22.4% and 19.5%), insurance expense (9.9% and 10.2%), office salaries (6.4% and 8.2%), travel expense (2.9% and 3.0%), rent expense (1.9% and 1.6%) and legal fees (1.6% and 0.8%) for 2004 and 2003, respectively. The percentage increase in rent reflects Canal's entering into a three year lease for new office space in Hauppauge, New York commencing in the second quarter of fiscal 2004. The percentage decrease in office salaries reflects the reduction of one employee in the New York office staff. The other percentage variations are consistent with the overall reduction in general and administrative expenses for fiscal 2004.

Interest Expense

      Interest expense for 2004 of $0.3 million increased slightly (1.4%) from $0.3 million in 2003. The 2004 increase is due primarily to accrued interest on certain payments which are overdue to Canal's pension plan. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2004 and 2003. At October 31, 2004 the outstanding balance of these notes was $2,767,000.

Interest and Other Income

      Interest and other income of $13,000 for 2004 decreased $12,000 from $25,000 in fiscal 2003. Interest and other income is primarily comprised of dividend and interest income.

Income from Art Sales

      In fiscal 2004, Canal recognized income from art sales of $139,000 as compared to a loss of $8,000 for fiscal 2003. The 2004 increase reflects the overall increase in sales of art during 2004 as compared to 2003. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2004, Canal sold thirty four pieces of contemporary art generating gross proceeds of $463,000 as compared to fiscal 2003 sales of three pieces of contemporary art generating gross proceeds of $173,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2004, Canal incurred cost of inventory sold of $296,000 (net of a valuation allowance of $836,000) as well as selling, general and administrative expenses of $28,000 as compared to fiscal 2003 cost of inventory sold of $121,000 (net of a valuation allowance of $341,000) and selling, general and administrative expenses of $63,000 (which amount included the write off of 11 pieces of antiquity art with a book value of approximately $42,000 net of a valuation allowance of $68,000). It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Realized Income (Loss) on Investments

      In fiscal 2003, Canal determined that the decline in the market value of its investments available for sale were permanent. Accordingly, as of October 31, 2003, Canal has written off this investment entirely. This resulted in Canal's recognizing realized losses of approximately $7,000 and $14,000 in fiscal 2003 and 2002, respectively. Canal did, however, sell all of its remaining investments during fiscal 2004 for approximately $5,000, which amount was recognized as income for the year ended October 31, 2004.

Other Expense

      Other expense of $140,000 for 2004 increased $125,000 from $15,000 in fiscal 2003. The 2004 other expenses are comprised primarily of one time writeoffs taken in connection with the early lease termination on Canal's New York City office space ($87,000) coupled with a total reserve taken against the receivable owed to Canal by an affiliated entity for certain executive secretarial services rendered ($40,000). Other expenses are primarily related to the administration of the company's pension plans.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2003 AND 2002

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

Related Party Transactions

      Interest Expense Related Party - At October 31, 2004, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2006. Canal has incurred interest expense on these notes of $284,000, $280,000 and $267,000 for the years ended October 31, 2004, 2003 and 2002, respectively. At various times during fiscal 2004 certain holders of these notes agreed to defer interest payments due totaling approximately $70,000 as of October 31, 2004. This deferred interest liability will accrue additional interest at a rate of 10% per annum, and will be repaid as funds become available in fiscal 2005. The deferred interest liability is included in accounts payable and accrued expenses at year end. As of October 31, 2004, the balance due under these notes was $2,767,000 all of which is classified as long-term debt related party.

      Lease Commitments - On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met. This resulted in Canal taking a one time writeoff of approximately $87,000 as of October 31, 2004.

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

Contractual                    Payments due by Period (in 000's)
Obligations
-----------
                     Total   Less than    1 to 3    3 to 5   More than
                               1 year      years     years    5 years
                     -----   ---------    ------    ------   ---------

Long-term debt      $ 2,767    $    0    $ 2,767    $    0     $    0

Operating leases    $    43    $   17    $    26    $    0     $    0

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2004, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $86,000 at October 31, 2004 increased $72,000 or 507.1% from $14,000 at October 31, 2003. Net cash used by operations in fiscal 2004 was $0.2 million. Substantially all of the 2004 net proceeds from the sale of real estate and art of $0.7 million was used in operations and to meet the company's long-term pension liability.

      At October 31, 2004 the Company's current assets exceed current liabilities by approximately $0.1 million (which was a positive change of $0.2 million) as compared to October 31, 2003 when the Company's current liabilities exceeded current assets by $0.3 million, which represented an increase of $0.2 million from 2002. The fiscal 2004 change in the Company's liquidity is due primarily to the increases in cash, accounts receivable. Both the increases in cash and accounts receivable are due to the sale of ten Olitski paintings for $205,000 ($75,000 cash and $130,000 due over a 60 day period) in late October 2004. The proceeds from this sale were used in early fiscal 2005 to repay certain expenses which had been deferred in fiscal 2004. The only required principal repayments under Canal's debt agreements for fiscal 2004 will be from the proceeds (if any) of the sale of certain assets.

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

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2004. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                  QUARTER ENDED
                                  JAN. 31,    APRIL 30,    JULY 31,    OCT. 31,
                                    2004         2004        2004        2004
                                  --------    ---------    --------    -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                          $  1,154    $   1,220    $    842    $   983
                                  ========    =========    ========    =======
NET INCOME (LOSS)                     ($41)        ($82)      ($169)     ($285)
                                  ========    =========    ========    =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                           ($0.02)      ($0.02)     ($0.03)    ($0.07)
                                  ========    =========    ========    =======
  - DILUTED                         ($0.02)      ($0.02)     ($0.03)    ($0.07)
                                  ========    =========    ========    =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC & DILUTED                  4,327        4,327       4,327      4,327
                                  ========    =========    ========    =======

                                                 QUARTER ENDED
                                  JAN. 31,    APRIL 30,    JULY 31,    OCT. 31,
                                    2003         2003        2003        2003
                                  --------    ---------    --------    -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                          $  1,458    $   1,391    $    825    $ 1,086
                                  ========    =========    ========    =======
NET INCOME (LOSS)                 $    186    $       3       ($227)     ($499)
                                  ========    =========    ========    =======
NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                         $   0.03       ($0.01)     ($0.06)    ($0.13)
                                  ========    =========    ========    =======
  - DILUTED                       $   0.03       ($0.01)     ($0.06)    ($0.13)
                                  ========    =========    ========    =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC & DILUTED                  4,327        4,327       4,327      4,327
                                  ========    =========    ========    =======

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

      At October 31, 2004, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         October 31,        ($ US)       Interest Rate      Value
         -----------        ------       -------------      -----

            2005           $     0            N/A
            2006             2,767            10%
            2007                 0            N/A
            2008                 0            N/A
            2009                 0            N/A
            Thereafter           0            N/A
                           -------

            Total          $ 2,767                          N/A (A)
                           -------                          -------

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

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of three non-independent directors. As such, the creation of numerous independent committees is not feasible. However, the Board of Directors has designated an Executive Committee consisting of Messrs. Edelman and Schultz. The Board of Directors has delegated to the Executive Committee general authority with respect to most matters that would otherwise be considered by the full Board. During fiscal 2004 the Board of Directors held one meeting, and the Executive Committee held three meetings, all of which were attended by both Mr. Edelman and Mr. Schultz. On November 4, 2004, Mr. Gerald N. Agranoff resigned as a Director of Canal's Board of Directors. There were no disagreements between Mr. Agranoff and Canal at the time of his resignation.

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

      Asher B. Edelman, age 65, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman was a Director, Vice- Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") from March 1985 to December 2003.

      Michael E. Schultz, age 68, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Gerald N. Agranoff, age 58, has been a Director since 1984. As discussed above, Mr. Agranoff resigned from the Board in November 2004. Mr. Agranoff is currently a Director of CattleSale, Bull Run Corporation and Petrosearch Energy Corp.. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years.

      Reginald Schauder, age 55, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2004 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary
------------------                 ----                ----------

Michael E. Schultz                 2004                $ 175,000
President and Chief                2003                $ 175,000
  Executive Officer                2002                $ 175,000

Asher B. Edelman                   2004                $ 175,000
Chairman of the Board              2003                $ 175,000
  and Executive Committee          2002                $ 175,000

Reginald Schauder                  2004                $ 115,000
Vice President, Chief              2003                $ 115,000
  Financial Officer                2002                $ 108,700
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001. Additionally, effective November 1, 2002 Mr. Schauder agreed to defer receipt for $6,300 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2004, the total liability under these agreements was approximately $219,000. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses in the amount of approximately $78,000 as of October 31, 2004.

      The Company pays certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $0, $18,000 and $41,000 for fiscal years 2004, 2003 and 2002, respectively.

      Retirement Plans - The Canal Capital Corporation Retirement Plan (the "Retirement Plan") provides benefits to eligible employees of the Company and its subsidiaries and affiliates. Directors who are not employees are not eligible to participate in the Retirement Plan. The Retirement Plan is administered by the Company. All Company contributions under the Retirement Plan were deposited with an insurance company and invested in a group annuity contract through May 30, 1985. Thereafter, all Company contributions have been held in trust under a Trust Agreement between the Company and the Executive Committee of the Board of Directors, as trustee. Contributions to the Retirement Plan are determined on an actuarial basis, without individual allocation.

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2004. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

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

      During the 2004 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2004, there were no options outstanding under the 1985 Plan.

Compensation Committee - Interlocks and Insider Participation

      The Board of Directors (comprised of Asher B. Edelman, Chairman of the Board and Chairman of the Executive Committee, Michael E. Schultz, President and Chief Executive Officer and Gerald N. Agranoff) determines the compensation of the Chief Executive Officer and the Company's other executive officers and administers the Company's 1984 Stock Option Plan and 1985 Stock Option Plan for Directors. On November 4, 2004, Mr. Gerald N. Agranoff resigned as a Director of Canal's Board of Directors. There were no disagreements between Mr. Agranoff and Canal at the time of his resignation.

      In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. In the past, the Company had been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates were directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included The CattleSale Company (formerly known as Dynacore Holdings Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence. At October 31, 2004, the Company had no such investments.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2005 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock
     ----                     ------------------------  -----------------

Asher B. Edelman                   1,909,605 (c)             44.13

Michael E. Schultz                    58,835 (c)              1.36

William G. Walters                   234,440 (b)              5.42

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2005, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock
     ----                     ------------------------  -----------------

Gerald Agranoff                            0                  0.00

Asher B. Edelman                   1,909,605 (b)(c)          44.13

Reginald Schauder                        100 (d)              0.01

Michael E. Schultz                    58,835 (e)(f)           1.36
                                   ---------

All Directors and Officers
  as a group (4 persons)           1,968,540                 45.50
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

ITEM 13. Certain Relationships and Related Transactions

      See:  Item 11 "Compensation Committee Interlocks and Insider
            Participation"

ITEM 14. Principal Accounting Fees and Services

      The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2004 and 2003:

                                           2004          2003
                                           ----          ----
                Audit fees              $ 55,000      $ 55,000
                Tax fees                       0             0
                All other fees             3,000         3,000
                                        --------      --------
                                        $ 58,000      $ 58,000
                                        ========      ========

      Audit-related fees include statutory audits and Sarbanes-Oxley related consultation. Other fees primarily consist of routine advisory services.

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

         2. Schedules and Supplementary Note

            None

         3. Exhibits

            See accompanying index to exhibits.

     (b) 1. Reports on Form 8-K

            On November 10, 2004 Canal filed a Form 8-K relating to:

            Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

            On November 4, 2004, Mr. Gerald N. Agranoff resigned as a Director of the Registrant's Board of Directors. There were no disagreements between Mr. Agranoff and the Registrant.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Item 15(a)(3). Exhibits -

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

     10(c) 1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

     10(d) Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

     10(e) Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                          INDEX TO EXHIBITS, CONTINUED

Exhibit No.

     10(f) Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10
                  (an) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(g) $1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(h) $242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(i) $229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as
                  Exhibit 10 (aq) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(j) $186,000 Promissory Note dated January 8, 1998 by and between Roger A. Schultz Pension Plan and Canal Capital Corporation (filed as Exhibit 10 (ar) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     10(k) $143,000 Promissory Note dated January 8, 1998 by and between Richard A. Schultz and Canal Capital Corporation (filed as
                  Exhibit 10 (as) to the Registrant's Form 10-K filed January 30, 1998 and incorporated herein by reference).

     22           Subsidiaries of the registrant.

     31           Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

     32           Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

INVESTOR INFORMATION

Annual Meeting                            Corporate Headquarters

The Annual Meeting of Shareholders        490 Wheeler Road, Suite 272
of Canal Capital Corporation will         Hauppauge, NY  11788
be held in our offices at 490
Wheeler Road, Suite 272, Hauppauge,
NY, 11788 on a date to be announced.

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

Investment Analyst Inquiries              General Counsel

Analyst inquiries are welcome.            Proskauer Rose LLP
                                          1585 Broadway
Phone or write: Michael E. Schultz,       New York, NY 10036
President at (631) 234-0140               (212) 969-3000

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     The following documents are filed as part of this report:

(a) 1. Financial Statements --

        Report of Independent Registered Public Accounting
            Firm ....................................................   F-2

        Consolidated Balance Sheets as of October 31, 2004
            and 2003 ................................................   F-3

              Consolidated Statements of Operations and Comprehensive
            (Loss) Income  for the years ended October 31, 2004,
            2003 and 2002 ...........................................   F-5

        Consolidated Statements of Stockholders' Equity for the
           years ended October 31, 2004, 2003 and 2002 ..............   F-7

        Consolidated Statements of Cash Flows for the
           years ended October 31, 2004, 2003 and 2002 ..............   F-8

        Notes to Consolidated Financial Statements ..................   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

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


                                             /s/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 20, 2005                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      October 31,
                                                                   -----------------
                                                                   2004         2003
                                                                   ----         ----
                          ASSETS

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                                $   86,158   $   14,191
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
             ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
             ZERO AT BOTH OCTOBER 31, 2004 AND 2003                281,533      131,836
       ART INVENTORY, NET OF A VALUATION ALLOWANCE
             OF $ 938,300 AND $1,157,400 AT OCTOBER
             31, 2004 AND 2003, RESPECTIVELY                       413,200      250,000
       STOCKYARDS INVENTORY                                         10,122       11,412
       PREPAID EXPENSES                                             32,985       69,168
                                                                ----------   ----------

            TOTAL CURRENT ASSETS                                   823,998      476,607
                                                                ----------   ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $ 1,176,248
             AND $ 1,199,723 AT OCTOBER 31, 2004
             AND 2003, RESPECTIVELY                              2,715,485    2,874,457
                                                                ----------   ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $ 148,508
             AND $ 130,041 AT OCTOBER 31, 2004 AND
             2003, RESPECTIVELY                                  1,142,205    1,136,056
                                                                ----------   ----------

       ART INVENTORY NON-CURRENT, NET OF A VALUATION
             ALLOWANCE OF $ 0 AND $ 617,350 AT
             OCTOBER 31, 2004 AND 2003, RESPECTIVELY                     0      459,671
                                                                ----------   ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                     817,435      899,679
       RESTRICTED CASH - TRANSIT INSURANCE                          50,000       58,729
       DEFERRED LEASING AND FINANCING COSTS                         12,075       16,006
       DEPOSITS AND OTHER                                          120,220      221,031
                                                                ----------   ----------

                                                                   999,730    1,195,445
                                                                ----------   ----------

                                                                $5,681,418   $6,142,236
                                                                ==========   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   October 31,
                                                              --------------------
                                                              2004            2003
                                                              ----            ----
                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES        $    770,564    $    755,110
       INCOME TAXES PAYABLE                                     10,000          10,000
                                                          ------------    ------------

         TOTAL CURRENT LIABILITIES                             780,564         765,110
                                                          ------------    ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                             934,976         907,573
       REAL ESTATE TAXES PAYABLE                               308,116         300,000
                                                          ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                       1,243,092       1,207,573
                                                          ------------    ------------

LONG-TERM DEBT, RELATED PARTY                                2,767,000       2,767,000
                                                          ------------    ------------

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 6,198,367 AND
       5,443,979 SHARES ISSUED AND OUTSTANDING AT
       OCTOBER 31, 2004 AND 2003, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10.00
       PER SHARE FOR $ 61,983,670 AND $ 54,439,790
       AT OCTOBER 31, 2004 AND 2003, RESPECTIVELY               61,984          54,440

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
       AT OCTOBER 31, 2004 AND 2003, RESPECTIVELY               53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                                28,060,908      28,018,997

  ACCUMULATED DEFICIT                                      (14,031,634)    (13,404,934)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                           (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
     PENSION VALUATION RESERVE                              (2,250,089)     (2,315,543)
                                                          ------------    ------------

                                                               890,762       1,402,553
                                                          ------------    ------------

                                                          $  5,681,418    $  6,142,236
                                                          ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      October 31,
                                          ----------------------------------
                                          2004           2003           2002
                                          ----           ----           ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                $   275,094    $   428,436    $   818,671
    OUTSIDE REAL ESTATE RENT               537,440        508,211        546,151
    EXCHANGE BUILDING RENT                 415,250        436,573        486,678
    OTHER INCOME                               500            130              0
                                       -----------    -----------    -----------
                                         1,228,284      1,373,350      1,851,500
                                       -----------    -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD               171,536        278,145        363,374
    LABOR, OPERATING AND MAINTENANCE       314,560        406,650        447,790
    DEPRECIATION AND AMORTIZATION          133,004        144,988        132,676
    TAXES OTHER THAN INCOME TAXES          150,000        248,800        119,200
    GENERAL AND ADMINISTRATIVE              44,617         52,253         45,903
                                       -----------    -----------    -----------
                                           813,717      1,130,836      1,108,943
                                       -----------    -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS         414,567        242,514        742,557
                                       -----------    -----------    -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION            2,694,231      3,031,552      3,181,874
    FEED AND BEDDING INCOME                148,339        186,130        198,128
    RENTAL INCOME                            3,931          3,399          5,298
    OTHER INCOME                           124,163        165,876        176,000
                                       -----------    -----------    -----------
                                         2,970,664      3,386,957      3,561,300
                                       -----------    -----------    -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS              1,289,174      1,328,755      1,437,778
    OTHER OPERATING AND MAINTENANCE        735,536        755,836        832,552
    FEED AND BEDDING EXPENSE               119,403        158,939        162,865
    DEPRECIATION AND AMORTIZATION           24,401         19,363         24,352
    TAXES OTHER THAN INCOME TAXES          162,256        172,990        216,031
    GENERAL AND ADMINISTRATIVE             303,390        366,358        349,391
                                       -----------    -----------    -----------
                                         2,634,160      2,802,241      3,022,969
                                       -----------    -----------    -----------

INCOME FROM STOCKYARD OPERATIONS           336,504        584,716        538,331
                                       -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE      (1,061,582)    (1,079,670)    (1,134,994)
                                       -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS             (310,511)      (252,440)       145,894
                                       -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Continued ...

                                                          October 31,
                                              ----------------------------------
                                              2004           2003           2002
                                              ----           ----           ----
OTHER (EXPENSES) INCOME:

  INTEREST AND OTHER INCOME                    13,073         25,207        467,341

  INTEREST EXPENSE-RELATED PARTY             (283,733)      (279,814)      (266,700)

  INCOME (LOSS) FROM ART SALES                138,531         (7,987)       206,669

  REALIZED INCOME (LOSS) ON INVESTMENTS         5,189         (7,405)       (13,987)

  OTHER EXPENSE                              (139,776)       (14,902)      (113,227)
                                          -----------    -----------    -----------

                                             (266,716)      (284,901)       280,096
                                          -----------    -----------    -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                               (577,227)      (537,341)       425,990

PROVISION FOR INCOME TAXES                          0              0              0
                                          -----------    -----------    -----------

NET (LOSS) INCOME                            (577,227)      (537,341)       425,990

OTHER COMPREHENSIVE (LOSS) INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT        65,454         59,856       (209,954)
                                          -----------    -----------    -----------

COMPREHENSIVE (LOSS) INCOME               $  (511,773)   $  (477,485)   $   216,036
                                          ===========    ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE:

  - BASIC                                 $     (0.15)   $     (0.16)   $      0.07

  - DILUTED                               $     (0.15)   $     (0.16)   $      0.07

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                   4,326,929      4,326,929      4,326,929

  - DILUTED                                 4,326,929      4,326,929      4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2004, 2003, AND 2002

                                    COMMON STOCK        PREFERRED STOCK
                                    NUMBER              NUMBER
                                      OF                  OF
                                    SHARES   AMOUNT     SHARES       AMOUNT

BALANCE, NOVEMBER 1, 2001        5,313,794   $53,138    4,998,446    $49,984
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      649,547      6,496
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, OCTOBER 31, 2002        5,313,794   $53,138    5,647,993    $56,480
 NET INCOME                              0         0            0          0
 PREFERRED STOCK REPURCHASE              0         0     (992,255)    (9,922)
 PREFERRED STOCK DIVIDEND                0         0      788,241      7,882
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, OCTOBER 31, 2003        5,313,794   $53,138    5,443,979    $54,440
 NET (LOSS)                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      754,388      7,544
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------
BALANCE, OCTOBER 31, 2004        5,313,794   $53,138    6,198,367    $61,984
                                ====================   =====================

                              ADDITIONAL                                      TREASURY
                                PAID-IN       ACCUMULATED   COMPREHENSIVE      STOCK,
                                CAPITAL         DEFICIT      (LOSS)INCOME      AT COST
BALANCE, NOVEMBER 1, 2001     $ 27,848,561    ($13,019,374)   ($2,165,445)   ($11,003,545)
 NET INCOME                              0         425,990              0               0
 PREFERRED STOCK DIVIDEND          109,937        (116,480)             0               0
 MINIMUM PEN. LIAB. ADJ                  0               0       (209,954)              0
                              ------------    ------------    -----------    ------------

BALANCE, OCTOBER 31, 2002     $ 27,958,498    ($12,709,864)   ($2,375,399)   ($11,003,545)
 NET (LOSS)                              0        (537,341)             0               0
 PREFERRED STOCK REPURCHASE        (89,303)              0              0               0
 PREFERRED STOCK DIVIDEND          149,802        (157,729)             0               0
 MINIMUM PEN. LIAB. ADJ                  0               0         59,856               0
                              ------------    ------------    -----------    ------------

BALANCE, OCTOBER 31, 2003     $ 28,018,997    ($13,404,934)   ($2,315,543)   ($11,003,545)
 NET (LOSS)                              0        (577,227)             0               0
 PREFERRED STOCK DIVIDEND           41,911         (49,473)             0               0
 MINIMUM PEN. LIAB. ADJ                  0               0         65,454               0
                              ------------    ------------    -----------    ------------
BALANCE, OCTOBER 31, 2004     $ 28,060,908    ($14,031,634)   ($2,250,089)   ($11,003,545)
                              ============    ============    ===========    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        October 31,
                                              ------------------------------
                                              2004         2003         2002
                                              ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                         $(577,227)   $(537,341)   $ 425,990
                                            ---------    ---------    ---------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION              168,090      167,052      170,352
   GAIN  ON SALES OF REAL ESTATE             (103,558)    (150,291)    (455,297)
   REALIZED LOSS ON INVESTMENTS                     0        7,405       13,987
   REALIZED LOSS ON ART WRITE OFF                   0       41,517            0
   GAIN ON SIOUX CITY STOCKYARD AUCTION             0            0      (54,804)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET       (149,697)      (6,609)       2,544
   ART INVENTORY, NET                         296,471      162,717      311,351
   PREPAID EXPENSES AND OTHER, NET            150,031     (133,186)    (292,888)
   PAYABLES AND ACCRUED EXPENSES, NET          50,973      106,120     (681,523)
                                            ---------    ---------    ---------

NET CASH (USED) BY OPERATING ACTIVITIES      (164,917)    (342,616)    (560,288)
                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE          275,094      428,436      818,671
  PROCEEDS FROM SIOUX CITY STOCKYARD
    AUCTION                                         0            0      114,307
  CAPITAL EXPENDITURES                        (38,210)    (211,460)    (247,313)
                                            ---------    ---------    ---------
  NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                  236,884      216,976      685,665
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                         0      100,000            0
  PREFERRED STOCK REPURCHASE                        0      (99,226)           0
                                            ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           0          774            0
                                            ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  71,967     (124,866)     125,377

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR      14,191      139,057       13,680
                                            ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $  86,158    $  14,191    $ 139,057
                                            =========    =========    =========

NOTE: IN FISCAL 2004, 2003 AND 2002,$ 49,472, $ 157,730 AND $116,480,
      RESPECTIVELY, OF PREFERRED STOCK DIVIDENDS WERE PAID THROUGH THE ISSUANCE OF 754,388, 788,241 AND 649,547, RESPECTIVELY, OF SHARES OF PREFERRED STOCK.

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

      Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of Exchange Buildings (commercial office space), land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Buildings, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

      Stockyard Operations - Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $0, and $75,000 for the three years ended October 31, 2004, 2003 and 2002, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2005. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      General - While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations in eight of the last ten years, is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      B) Investments Available for Sale -- Canal had an investment in a company in which it, together with other affiliated entities, comprised a reporting group for regulatory purposes. It is important to note that it was the group (as defined) that could exercise influence over this company, not Canal. Accordingly, this investment did not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also served as officers and/or directors of this company. This investment (in which Canal's ownership interest was approximately 1%) was carried at market value and the realized gains or losses, if any, were recognized in operating results.

            Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 and $111,000 at both October 31, 2004 and 2003, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2004, 2003 and 2002 were not material to financial statement presentation and were therefore included in other income from real estate operations.

      C) Deferred Leasing and Financing Costs -- Costs incurred in obtaining new leases and long-term financing are deferred and amortized over the terms of the related leases or debt agreements, as applicable.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      D) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

            Property held for Development or Resale -- Property held for development or resale consist of approximately 59 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      F) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2004 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $7,000, $17,000 and $13,000 and interest payments of $284,000, $280,000 and
$267,000 in 2004, 2003 and 2002, respectively.

      L) Comprehensive Income -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      O) Recent Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB's conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority of the voting interest in the entity. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. INVESTMENTS AVAILABLE FOR SALE

      At October 31, the investments available for sale consisted of the following: ($ 000's Omitted)

                                                    2004        2003
                                                    ----        ----
      Aggregate market value.....................   $ 0         $ 0
                                                    ---         ---
      Aggregate carrying value...................   $ 0         $ 0
                                                    ---         ---

      In fiscal 2003, Canal determined that the decline in the market value of its investments available for sale were permanent. Accordingly, as of October 31, 2003, Canal had written off this investment entirely. This write off resulted in Canal's recognizing realized losses of approximately $7,000 and $14,000 in fiscal 2003 and 2002, respectively. Canal did, however, sell all of its remaining investments during fiscal 2004 for approximately $5,000, which amount was recognized as income for the year ended October 31, 2004.

4. STOCKYARD OPERATIONS

      Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City Iowa, St. Joseph, Missouri and Sioux Falls, South Dakota.

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $0, and $75,000 for the three years ended October 31, 2004, 2003 and 2002, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal will continue to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2005. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $3.0 million to Canal's revenues for fiscal 2004. Finally, Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $10,000 and $11,000 at October 31, 2004 and 2003, respectively.

5. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

proceeds from the sale of certain assets. As of October 31, 2004, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      At October 31, 2004, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                        October 31,
                                                    --------------------
($ 000's Omitted)                                    2004         2003
-----------------                                    ----         ----
Variable rate mortgage notes due
  May 15, 2006 - related party (see Note 16).....   $ 2,767     $  2,667
Other Note ......................................         0            0
                                                    -------     --------
Total ...........................................     2,767        2,667
Less -- current maturities ......................         0            0
                                                    -------     --------
Long-term debt                                      $ 2,767     $  2,667
                                                    -------     --------

6. INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2004, 2003 and 2002 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                               2004      2003      2002
                                               ----      ----      ----

      Total Gross Deferred Tax assets        $ 4,415   $ 3,893    $ 3,503
      Less - Valuation Allowance              (4,415)   (3,893)    (3,503)
                                             --------  --------   --------
      Net Deferred Tax Assets                $     0   $     0    $     0
                                             --------  --------   --------

      Total Gross Deferred Tax Liability     $     0   $     0    $     0
                                             --------  --------   --------

      Net Deferred Tax Asset (Liability)     $     0   $     0    $     0
                                             --------  --------   --------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                               2004      2003      2002
                                               ----      ----      ----

      Computed Expected Tax (Benefit)Expense  $ (202)   $ (188)   $  149
      Change in Valuation Allowance              522       390        81
      Inventory Valuation Differences           (293)     (144)     (178)
      Other                                      (27)      (58)      (52)
                                              ------    ------    ------
                                              $    0    $    0    $    0
                                              ------    ------    ------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      At October 31, 2004, the Company has net operating loss carryforwards of approximately $12,613,000 that expire through 2018 and a net capital loss carryforward of approximately $1,446,000 that expires October 31, 2007. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses and capital losses incurred during recent years. Such allowance increased by approximately $522,000, $390,000 and $81,000 during the years ended October 31, 2004, 2003 and
2002, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

7. PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $237,000 for fiscal 2004, $0 for fiscal 2003 and $149,000 for fiscal 2002. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.

      Assumptions used in computing the 2004, 2003 and 2002 pension cost were:

                                                   2004     2003     2002
                                                   ----     ----     ----
      Discount rate .........................      6.25%    6.25%    7.00%
      Rate of increase in compensation
      level .................................      5.50%    5.50%    5.50%
      Expected long-term rate of return
      on assets .............................      9.00%    9.00%    9.00%

      Net periodic pension cost for plan years ended October 31, 2004, 2003 and 2002 included the following components:

                                                        Plan Year
           ($ 000's Omitted)                     2004      2003      2002
           -----------------                     ----      ----      ----

      Service costs - benefits earned during
        the period ............................  $  15      $  12    $  12
      Interest cost on projected benefit
        obligation ............................    108        114      120
      Net (Return) loss on assets .............    169        137       94
      Net amortization and deferral ...........    (54)       (54)     (54)
                                                 -----      -----    -----
      Net period pension cost .................  $ 238      $ 209    $ 172
                                                 -----      -----    -----

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2004 and 2003.

                                                             Plan Year
                                                             ---------
      ($ 000's Omitted)                                   2004       2003
      -----------------                                   ----       ----

      Change in benefit obligation
      Benefit obligation at beginning of year            $ 1,818    $ 1,770
      Service cost                                            15         12
      Interest cost                                          108        114
      Plan participants' contributions                         0          0
      Amendments                                               0          0
      Actuarial gain                                          55         49
      Benefits paid                                          (91)      (127)
                                                         -------    -------
      Benefit obligation at end of year                  $ 1,905    $ 1,818
                                                         -------    -------

      Change in plan assets
      Fair value of plan assets at beginning of year     $   872    $   904
      Actual return on plan assets                            77         91
      Employer contribution                                  145         72
      Plan participants' contributions                         0          0
      Plan expenses                                          (72)       (68)
      Benefits paid                                          (91)      (127)
                                                         -------    -------
      Fair value of plan assets at end of year           $   931    $   872
                                                         -------    -------

      (1) The vast majority of the projected benefit obligation is related to the Company's former stockyard employees.

8. ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      In fiscal 2004, Canal sold 34 pieces of contemporary art. Canal's art operations have generated income of approximately $139,000, a loss of $8,000 and income of $207,000 on revenues of approximately $463,000, $173,000 and $540,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

      Antiquities and contemporary art represented 46% ($189,122) and 54% ($224,078) and 27% ($189,122) and 73% ($520,549) of total art inventory at
October 31, 2004 and 2003, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2004 and 2003 as follows ($ 000's Omitted):

                 Current Portion    Non-Current Portion         Total
                 ---------------    -------------------   ----------------
                   2004    2003       2004       2003       2004     2003
                   ----    ----       ----       ----       ----     ----

Antiquities      $  496   $  407    $     0    $   89     $   496 $    496
Contemporary        855    1,000          0       988         855    1,988
Val. Allow.        (938)  (1,157)         0      (617)       (938)  (1,774)
                 ------   ------    -------    ------     -------  -------

Net Value        $  413   $  250    $     0    $  460     $   413  $   710
                 ------   ------    -------    ------     -------  -------

      The Company's valuation allowance for the three years ended October 31, 2004, 2003 and 2002 is as follows:

                                       Bal. Start               Bal. End
                                       of Period    Deductions  of Period
                                       ---------    ----------  ---------
Year ended October 31, 2004
 Deducted from art inventories:
   Reserve for valuation allowance      $ 1,774      $ (836)     $   938

Year ended October 31, 2003
 Deducted from art inventories:
   Reserve for valuation allowance      $ 2,184      $ (410)     $ 1,774

Year ended October 31, 2002
 Deducted from art inventories:
   Reserve for valuation allowance      $ 2,692      $ (508)     $ 2,184

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2004 Canal applied against sales $836,450 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $938,300 as of October 31, 2004 as compared to $1,774,750 and $2,183,650 at October 31, 2003 and 2002, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. LEASE COMMITMENTS

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

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2004 are $17,000, $17,000, $9,000, $0 and $0 in
fiscal 2005, 2006, 2007, 2008, and 2009, respectively. There are no commitments extending past five years.

      Net rent expense under these and other operating leases was $20,000, $55,000 and $90,000 for the years ended October 31, 2004, 2003 and 2002.

10. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2004, 2003 and 2002.

11. STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

options or at any time thereafter. No stock appreciation rights have been granted under this plan. At October 31, 2004, there were no exercisable options outstanding under these plans.

      Transactions under these plans are summarized as follows:

                                                 Shares   Option Price Range
                                                 ------   ------------------

      Balance outstanding October 31, 2002....    5,500     $0.125-$0.125
      Options granted ........................        0        -       -
      Options expired ........................   (5,500)    $0.125-$0.125
                                                 ------     -------------

      Balance outstanding October 31, 2003....        0        N/A - N/A
                                                 ------     -------------

      Balance outstanding October 31, 2004....        0        N/A - N/A
                                                -------     --------------

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2004, 2003 and 2002. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2004, 2003 and 2002 would have been deminimus.

12. EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2004, 2003 and 2002, the Company had 0, 0 and 5,500 options outstanding. The options were not included in the computation of diluted earnings (loss) per share because the effect of exercisable price conversion would be antidilutive. There were no dividends declared on common stock during the years ended October 31, 2004, 2003 and 2002. Dividends declared on preferred stock during the years ended October 31, 2004, 2003 and 2002 were approximately $49,000, $158,000 and $116,000.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2004, 2003 and 2002 were:

                                        For the Year Ended October 31, 2004
                                        -----------------------------------
                                         Income         Shares      Per-share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ---------

Net (loss)                            $  (577,000)

Less preferred stock dividends            (49,000)
                                      -----------

(Loss) available to common stock-
 holders-diluted earnings per share   $  (626,000)    4,327,000      $(0.15)
                                      ===========     =========      =======

                                        For the Year Ended October 31, 2003
                                      ---------------------------------------
                                         Income        Shares       Per-share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ---------

Net (loss)                               (537,000)

Less preferred stock dividends           (158,000)
                                      -----------

(Loss) available to common stock-
 holders-diluted earnings per share   $  (695,000)    4,327,000      $(0.16)
                                      ===========     =========      =======

                                        For the Year Ended October 31, 2002
                                      ---------------------------------------
                                         Income         Shares      Per-share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ---------
Net income                            $   426,000

Less preferred stock dividends           (116,000)
                                      -----------

Income available to common stock-
 holders-diluted earnings per share   $   310,000     4,327,000      $ 0.07
                                      ===========     =========      =======

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 6,203,757 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2004 of 6,198,367. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, sixty of the seventy- two quarterly payments have been paid in additional stock resulting in the issuance of 6,203,757 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2004 and December 31, 2004 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2005 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2005 will also be paid in additional stock.

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

                                                       October 31,
                                             ---------------------------
       ($ 000's Omitted)                      2004      2003        2002
       -----------------                     -----      ----        ----
       Identifiable assets:
       Real estate ....................... $  3,665   $  3,871     $ 4,007
       Stockyard operations ..............    1,392      1,440       1,448
       Corporate .........................      624        931       1,058
                                           --------   --------     -------
                                           $  5,681   $  6,142     $ 6,513
                                           --------   --------     -------

       ($ 000's Omitted)                     2004       2003        2002
       -----------------                     ----       ----        ----
       Capital expenditures:
       Real estate .......................  $   8      $ 171       $ 214
       Stockyard operations ..............     30         32          29
       Corporate .........................      0          8           4
                                            -----      -----       -----
                                            $  38      $ 211       $ 247
                                            -----      -----       -----

      Income from real estate operations includes gains (losses) on sales of real estate of $0.1 million, $0.2 million and $0.4 million in 2004, 2003 and 2002, respectively. Included in corporate identifiable assets is approximately $0.1 million and $0.2 million of art inventory in galleries or on consignment abroad as of October 31, 2004 and 2003, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16. Related Party Transactions

      Interest Expense Related Party - At October 31, 2004, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2006. Canal has incurred interest expense on these notes of $284,000, $280,000 and $267,000 for the years ended October 31, 2004, 2003 and 2002, respectively. At various times during fiscal 2004 certain holders of these notes agreed to defer interest payments due totaling approximately $70,000 as of October 31, 2004. This deferred interest liability will accrue additional interest at a rate of 10% per annum, and will be repaid as funds become available in fiscal 2005. The deferred interest liability is included in accounts payable and accrued expenses at year end. As of October 31, 2004, the balance due under these notes was $2,767,000 all of which is classified as long-term debt related party.

      Lease Commitments - On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      Subsequent to year end Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met. This resulted in Canal taking a one time writeoff of approximately $87,000 as of October 31, 2004.

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

17. LITIGATION

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18. Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2004 balance in restricted cash- transit insurance of approximately $50,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

19. Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non- trading purposes) for which it is practicable to estimate that value.

                                           October 31,
                                   2004                    2003
                            -------------------     --------------------
                                         ($ 000's Omitted)
                                         -----------------
                             Carrying     Fair        Carrying      Fair
                              Amount     Value         Amount      Value
                             --------    ------       --------     ------
Cash and
 cash equivalents            $    86     $   86        $   14      $   14
                             -------     ------        ------      ------

Long-Term Debt - Related
 Party                         2,767         (b)        2,767          (b)
                             -------     ------        ------      ------

      a) Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

      b) Long-Term Debt Related Party (see Note 5): It is not practicable to estimate the fair value of the related party debt.

20. Minimum Future Rentals on Operating Leases

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $600,000, $625,000, $650,000, $675,000 and $700,000 for fiscal years 2005, 2006, 2007, 2008 and
2009, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21. Property on Operating Leases

      Property on operating leases consist of approximately 39 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

            A schedule of the Company's property on operating leases at October 31, 2004 is as follows (000's omitted):

                                       Capitalized Cost
                                       ----------------
                                        Subsequent to
                                       ----------------           Carrying
                     Initial Cost      Acquisition Date           --------
                    -----------------  ----------------   Accum.   Value
                            Bldgs. &          Bldgs. &    ------  --------
Description (1)     Land    Imprvmts.   Land  Imprvmts.   Depr.   10/31/04
-----------------   ----    ---------   ----  ---------   ------  --------
New York office
Various leasehold  $    0    $    8    $   0   $    0    $    (3)  $    5
improvements

11 acres of land
in Omaha, NE        1,200        21        0        0         (6)   1,215
Acquired in 1976

10 acres of land
in S. St. Paul, MN    125     2,127        0        8     (1,168)   1,092
Acquired in 1937

18 acres of land
in Sioux City, IA     403         0        0        0          0      403
                   ------    ------      ---    -----    -------   ------
Acquired in 1937
                   $1,728    $2,156      $ 0    $   8    $(1,177)  $2,715
                   ======    ======      ===    =====    =======   ======

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2004, 2003 and 2002 is as follows (000's omitted):

                                                 2004     2003     2002
                                                 ----     ----     ----

          Balance at beginning of year          $2,874   $3,337   $3,302
          Acquisitions                               0        0        0
          Improvements                               8      179      218
          Cost of property sold                   (167)    (142)    (183)
          Reclassification to property held
           for development or resale                 0     (500)       0
                                                ------   ------   ------
          Balance at end of year                $2,715   $2,874   $3,337
                                                ------   ------   ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 5).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22. Property used in Stockyard Operations

      Property used in stockyard operations consist of approximately 60 acres of land located in St. Joseph, Missouri and Sioux Falls, South Dakota. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock. Stockyard facilities include exchange buildings (commercial office space), auction arenas, scale houses, veterinary facilities, barns, livestock pens and loading docks.

      A schedule of the Company's property used in stockyard operations at October 31, 2004 is as follows (000's omitted):

                                      Capitalized Cost
                                      ----------------
                                       Subsequent to
                                      ----------------           Carrying
                      Initial Cost    Acquisition Date           --------
                      ------------    ----------------   Accum.   Value
                           Bldgs. &          Bldgs. &    ------  --------
Description (1)     Land   Imprvmts.   Land  Imprvmts.   Depr.   10/31/04
-----------------   ----   ---------   ----  ---------   ------  --------

30 acres of land
in St. Joseph, MO  $  902    $ 200     $  0    $   0    $ (118)   $  984
Acquired in 1942

30 acres of land
in Sioux Falls, SD    100       64        0       25       (31)      158
                   ------    -----     ----    -----    ------    ------
Acquired in 1937

                   $1,102    $ 264     $  0    $  25    $ (149)   $1,142
                   ======    =====     ====    =====    ======    ======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2004, 2003 and 2002 is as follows (000's omitted):

                                                 2004     2003     2002
                                                 ----     ----     ----

          Balance at beginning of year          $1,136   $1,176   $1,281
          Acquisitions                               0       40        0
          Improvements                              25       32       29
          Cost of property sold                    (19)    (112)    (134)
                                                ------   ------   ------
          Balance at end of year                $1,142   $1,136   $1,176
                                                ------   ------   ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 5).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23. Property Held for Development or Resale

      Property held for development or resale consist of approximately 59 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at October 31, 2004 is as follows (000's omitted):

                                       Capitalized Cost
                                       ----------------
                                        Subsequent to
                                       ----------------           Carrying
                     Initial Cost      Acquisition Date           --------
                     ------------      ----------------   Accum.   Value
                            Bldgs. &          Bldgs. &    ------  --------
Description (1)     Land    Imprvmts.   Land  Imprvmts.   Depr.   10/31/04
-----------------   ----    ---------   ----  ---------   ------  --------

19 acres of land
in St. Joseph, MO   $ 75      N/A       N/A     $ (28)      N/A     $ 47
Acquired in 1942

10 acres of land
in S. St. Paul, MN   144      N/A       N/A         0       N/A      144
Acquired in 1937

30 acres of land
in Sioux City, IA    681      N/A       N/A       (55)      N/A      626
                    ----      ---       ---       ----      ---      ---
Acquired in 1937
                    $900      $ 0       $ 0     $ (83)      $ 0     $817
                    ====      ===       ===     =====       ===     ====

      A schedule of the Company's reconciliation of property held for development or resale carried for the three years ended October 31, 2004, 2003 and 2002 is as follows (000's omitted):

                                                 2004     2003     2002
                                                 ----     ----     ----

          Balance at beginning of year           $ 900    $ 518    $ 620
          Acquisitions                               0        0        0
          Improvements                               0        0        0
          Cost of property sold                    (83)    (118)    (102)
          Reclassification from property
           on operating leases                       0      500        0
                                                 -----    -----    -----

          Balance at end of year                 $ 817    $ 900    $ 518
                                                 -----    -----    -----

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 5).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

24. Subsequent Events

      On November 1, 2004, Canal sold its South St. Paul, Minnesota Exchange Building on a Contract for Deed for $1,750,000. Canal will receive interest payments only in the amount of $60,000 per year for the next three years. The balance on the note of $1,750,000 is due October 31, 2007. The sale resulted in a first quarter gain of approximately $850,000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2005.

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

      Signature                      Title                          Date
      ---------                      -----                          ----

                               President and Chief
/s/ Michael E. Schultz    Executive Officer and Director
----------------------     (Principal Executive Officer)      January 28, 2005
Michael E. Schultz

                             Vice President-Finance
                             Secretary and Treasurer
/s/ Reginald Schauder        (Principal Financial and
----------------------          Accounting Officer)           January 28, 2005
Reginald Schauder


/s/ Asher B. Edelman          Chairman of the Board
----------------------             and Director               January 28, 2005
Asher B. Edelman