Form 10-Q
period 2005-01-31
CANAL CAPITAL CORP
filed 2005-03-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended January 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from ____to____

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class          Shares outstanding at February 28, 2005
------------------------------   ---------------------------------------
Common stock, $0.01 par value                4,326,929

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2005

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report .................................................   3

Part I - Financial Information .............................................   4

Item I.  Condensed Financial Statements:

         Consolidated Balance Sheets - January 31, 2005 and October 31,
           2004 ............................................................   5

         Consolidated Statements of Operations and Comprehensive Income
           (Loss) for the Three Month Periods ended January 31, 2005
           and 2004 ........................................................   7

         Consolidated Statements of Changes in Stockholders' Equity for the
           Three Month and One Year Periods ended January 31, 2005 and
           October 31, 2004 ................................................   9

         Consolidated Statements of Cash Flows for the Three Month Periods
           ended January 31, 2005 and 2004 .................................  10

         Notes to Consolidated Financial Statements ........................  11

Item II.  Management's Discussion and Analysis of Financial Condition ......  24

         Liquidity and Capital Resources ...................................  32

         Other Factors .....................................................  33

Item III. Quantitative and Qualitative Disclosures About Market Risk .......  33

Item IV.  Controls and Procedures ..........................................  34

Part II - Other Information ................................................  35

     Items 1 through 6 .....................................................  36

     Signatures and Certifications .........................................  37

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2005, the related consolidated statements of operations and comprehensive (loss) income for the three month period ended January 31, 2005 and the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2005. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                         /S/ Todman & Co., CPA's,P.C.
March 11, 2005                         ----------------------------
                                       TODMAN & CO., CPA's,P.C.
                                       Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2005 AND OCTOBER 31, 2004


                                                            JANUARY 31,   OCTOBER 31,
                                                               2005          2004
                                                            (UNAUDITED)    (AUDITED)
                                                            -----------   -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                            $     9,796   $    86,158
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JANUARY 31, 2005 AND OCTOBER 31, 2004,            255,577       281,533
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
         $913,900 AND $938,300 AT JANUARY 31,
         2005 AND OCTOBER 31, 2004, RESPECTIVELY                375,900       413,200
       STOCKYARDS INVENTORY                                      32,403        10,122
       PREPAID EXPENSES                                          84,429        32,985
                                                            -----------   -----------

            TOTAL CURRENT ASSETS                                758,105       823,998
                                                            -----------   -----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $337,798
             AND $1,176,248 AT JANUARY 31, 2005 AND
             OCTOBER 31, 2004, RESPECTIVELY                   1,860,188     2,715,485
                                                            -----------   -----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $153,754 AND
             $148,508 AT JANUARY 31, 2005 AND OCTOBER
              31, 2004, RESPECTIVELY                          1,136,968     1,142,205
                                                            -----------   -----------

       LONG-TERM MORTGAGE NOTE RECEIVABLE                     1,750,000             0
                                                            -----------   -----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                  817,435       817,435
       RESTRICTED CASH - TRANSIT INSURANCE                       53,149        50,000
       DEFERRED LEASING AND FINANCING COSTS                           0        12,075
       DEPOSITS AND OTHER                                       113,720       120,220
                                                            -----------   -----------

                                                                984,304       999,730
                                                            -----------   -----------

                                                            $ 6,489,565   $ 5,681,418
                                                            ===========   ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2005 AND OCTOBER 31, 2004

                                                        JANUARY 31,     OCTOBER 31,
                                                           2005            2004
                                                        (UNAUDITED)      (AUDITED)
                                                        ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    671,814    $    770,564
       INCOME TAXES PAYABLE                                    1,877          10,000
                                                        ------------    ------------

         TOTAL CURRENT LIABILITIES                           673,691         780,564
                                                        ------------    ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                           934,976         934,976
       REAL ESTATE TAXES PAYABLE                             285,598         308,116
                                                        ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                     1,220,574       1,243,092
                                                        ------------    ------------

LONG-TERM DEBT, RELATED PARTY                              2,767,000       2,767,000
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 6,198,367 AND
       6,198,367  SHARES ISSUED AND  OUTSTANDING
       AT JANUARY 31, 2005 AND OCTOBER 31, 2004,
       RESPECTIVELY AND AGGREGATE  LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 61,983,670
       AND $61,983,670 AT JANUARY 31, 2005 AND
       OCTOBER 31, 2004, RESPECTIVELY                         61,984          61,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING
       AT JANUARY 31, 2005 AND OCTOBER 31, 2004,
       RESPECTIVELY                                           53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                              28,075,908      28,060,908

  ACCUMULATED DEFICIT                                    (13,109,096)    (14,031,634)

  986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                          (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                             (2,250,089)     (2,250,089)
                                                        ------------    ------------

                                                           1,828,300         890,762
                                                        ------------    ------------

                                                        $  6,489,565    $  5,681,418
                                                        ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

                                                           2005          2004
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          $   892,974   $   787,695
    FEED AND BEDDING INCOME                                 47,756        43,152
    RENTAL INCOME                                            1,035         1,501
    OTHER INCOME                                            30,313        32,714
                                                       -----------   -----------

                                                           972,078       865,062
                                                       -----------   -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                                376,247       342,952
    OTHER OPERATING AND MAINTENANCE                        182,504       198,262
    FEED AND BEDDING EXPENSE                                37,065        34,643
    DEPRECIATION AND AMORTIZATION                            5,237         5,136
    TAXES OTHER THAN INCOME TAXES                           42,670        43,128
    GENERAL AND ADMINISTRATIVE                              93,491        91,750
                                                       -----------   -----------

                                                           737,214       715,871
                                                       -----------   -----------

INCOME FROM STOCKYARD OPERATIONS                           234,864       149,191
                                                       -----------   -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                  1,750,000        58,873
    EXCHANGE BUILDING RENTAL INCOME                         25,671       102,325
    OUTSIDE REAL ESTATE RENT                               132,317       127,601
    OTHER INCOME                                                 0             0
                                                       -----------   -----------

                                                         1,907,998       288,799
                                                       -----------   -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                               900,255        38,382
    LABOR, OPERATING AND MAINTENANCE                        18,836        88,377
    DEPRECIATION AND AMORTIZATION                            5,550        32,550
    TAXES OTHER THAN INCOME TAXES                           18,000        37,500
    GENERAL AND ADMINISTRATIVE                               6,500        12,994
                                                       -----------   -----------

                                                           949,141       209,803
                                                       -----------   -----------


INCOME FROM REAL ESTATE OPERATIONS                         958,847        78,996
                                                       -----------   -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                         Continued ...

                                                       2005             2004
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (207,105)        (204,217)
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 986,606           23,970
                                                   -----------      -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                    0               16
  INTEREST EXPENSE                                     (71,056)         (69,333)
  INCOME FROM ART SALES                                 21,988            4,602
  REALIZED GAIN ON INVESTMENTS                               0                0
  OTHER EXPENSE                                              0                0
                                                   -----------      -----------

                                                       (49,068)         (64,715)
                                                   -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                         937,538          (40,745)

PROVISION FOR INCOME TAXES                                   0                0
                                                   -----------      -----------

NET INCOME (LOSS)                                      937,538          (40,745)

OTHER COMPREHENSIVE INCOME (LOSS):

  MINIMUM PENSION LIABILITY ADJUSTMENT                       0                0
                                                   -----------      -----------

COMPREHENSIVE INCOME (LOSS)                        $   937,538      $   (40,745)
                                                   ===========      ===========

INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                      $      0.21      $     (0.02)
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                        4,327,000        4,327,000
                                                   ===========      ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2004 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2005 (UNAUDITED)

                                    COMMON STOCK           PREFERRED STOCK
                                  NUMBER                 NUMBER
                                    OF                     OF
                                  SHARES     AMOUNT      SHARES       AMOUNT

BALANCE, OCTOBER 31, 2003        5,313,794   $53,138    5,443,979    $54,440
 NET (LOSS)                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0      754,388      7,544
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, OCTOBER 31, 2004        5,313,794   $53,138    6,198,367    $61,984
 NET INCOME                              0         0            0          0
 PREFERRED STOCK DIVIDEND                0         0            0          0
 MINIMUM PEN. LIAB. ADJ.                 0         0            0          0
                                --------------------   ---------------------

BALANCE, JANUARY 31, 2005        5,313,794   $53,138    6,198,367    $61,984
                                ====================   =====================

                             ADDITIONAL                                  TREASURY
                              PAID-IN     ACCUMULATED   COMPREHENSIVE     STOCK,
                              CAPITAL       DEFICIT     (LOSS)INCOME      AT COST
BALANCE, OCTOBER 31, 2003   $28,018,997   ($13,404,934)   ($2,315,543) ($11,003,545)
 NET (LOSS)                           0       (577,227)             0             0
 PREFERRED STOCK DIVIDEND        41,911        (49,473)             0             0
 MINIMUM PEN. LIAB. ADJ.              0              0         65,454             0
                            -----------   ------------    -----------  ------------

BALANCE, OCTOBER 31, 2004   $28,060,908   ($14,031,634)   ($2,250,089) ($11,003,545)
 NET INCOME                           0        937,538              0             0
 PREFERRED STOCK DIVIDEND        15,000        (15,000)             0             0
 MINIMUM PEN. LIAB. ADJ.              0              0              0             0
                            -----------   ------------    -----------  ------------
BALANCE, JANUARY 31, 2005   $28,075,908   ($13,109,096)   ($2,250,089) ($11,003,545)
                            ===========   ============    ===========  ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                           2005          2004
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                     $ 937,538      $(40,745)
                                                        ---------      --------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                           12,287        39,546
   GAIN ON SALES OF REAL ESTATE                          (849,745)      (20,491)
   GAIN ON ART SALES (NET OF RESERVE)                     (21,988)       (4,602)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                     25,956       (34,928)
   ART INVENTORY, NET                                      37,300         9,833
   PREPAID EXPENSES AND OTHER, NET                       (152,419)      (53,671)
   PAYABLES AND ACCRUED EXPENSES, NET                    (129,391)       37,075
                                                        ---------      --------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                            (140,462)      (67,983)
                                                        ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                            0        58,873
  PROCEEDS FROM SALES OF ART                               64,100             0
  CAPITAL EXPENDITURES                                          0             0
                                                        ---------      --------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                               64,100        58,873
                                                        ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                     0             0
  REPAYMENT OF SHORT-TERM BORROWINGS                            0             0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                       0             0
                                                        ---------      --------
NET CASH (USED) BY FINANCING ACTIVITIES                         0             0
                                                        ---------      --------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (76,362)       (9,110)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                  86,158        14,191
                                                        ---------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $   9,796      $  5,081
                                                        =========      ========

NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $8,000 AND $7,000 AND
      INTEREST PAYMENTS OF $71,000 AND $69,000 IN THE NINE MONTH PERIODS ENDED JANUARY 31, 2005 AND 2004, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)

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

      B) Investments Available for Sale -- During fiscal 2004, Canal had an investment in a company in which it, together with other affiliated entities, comprised a reporting group for regulatory purposes. It is important to note that it was the group (as defined) that could exercise influence over this company, not Canal. Accordingly, this investment did not qualify for consolidation as a method of reporting. Certain of Canal's officers and directors also served as officers and/or directors of this company. This investment (in which Canal's ownership interest was approximately 1%) was carried at market value and the realized gains or losses, if any, were recognized in operating results.

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both January 31, 2005 and October 31, 2004, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the three month periods ended January 31, 2005 and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      F) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers prior to fiscal 2004. For fiscal 2005 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $8,000 and $7,000 and interest payments of $71,000 and $69,000 for the three month periods ended January 31, 2005 and 2004, respectively.

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

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal without audit. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2005 and the results of its operations and its cash flows for the three month period ended January 31, 2005. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2004 and the notes thereto which are contained in Canal's 2004 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2005.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $32,000 and $10,000 at January 31, 2005 and October 31, 2004, respectively.

      Stockyard operations resulted in operating income of $235,000 and $149,000 for the three month periods ended January 31, 2005 and 2004, respectively. Additionally, stockyard operations contributed $972,000 and $865,000 to Canal's revenues for the three month periods ended January 31, 2005 and 2004, respectively.

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

      Real estate operations resulted in operating income of $949,000 and $210,000 for the three month periods ended January 31, 2005 and 2004, respectively. Additionally, real estate operations contributed $1,908,000 and $289,000 to Canal's revenues for the three month periods ended January 31, 2005 and 2004, respectively.

      As of January 31, 2005, there are approximately 59 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      In fiscal 2005, Canal sold 3 pieces of contemporary art. Canal's art operations have generated income of approximately $22,000, and $5,000 on gross sales of approximately $64,000 and $20,000 for the three month periods ended January 31, 2005 and 2004, respectively.

      Antiquities and contemporary art represented 50% ($189,122) and 50% ($186,778) and 46% ($189,122) and 54% ($224,078) of total art inventory at
January 31, 2005 and October 31, 2004, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2005 Canal applied against sales $24,400 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $913,900 as of January 31, 2005 as compared to $938,300 at October 31, 2004.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both January 31, 2005 and October 31, 2004.

7.    LEASE COMMITMENTS

      In June 2004,  Canal entered into a lease for  approximately  1,000 square
feet  of  office  space  in  Hauppauge,   New  York,  at  a  monthly  rental  of
approximately $1,400, which space serves as its headquarters operations.

      Former Lease Obligations - On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord is seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

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

      At January 31, 2005, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                  January 31,  October 31,
($ 000's Omitted)                                    2005         2004
-----------------                                    ----         ----
Variable rate mortgage notes due
  May 15, 2006 - related party ................     $ 2,767     $  2,767
                                                    -------     --------

9.    PROPERTY AND EQUIPMENT

      A) Property on Operating Leases

      Property on operating leases consist of approximately 34 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at January 31, 2005 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                      Value
Description (1)      10/31/04   Additions  Retirements  Deprec.   1/31/05
---------------      --------   ---------  -----------  -------   -------
Headquarters office
Various leasehold    $     5      $   0      $    0      $   (1)   $    4
improvements

11 acres of land
in Omaha, NE           1,215          0           0          (1)    1,214
Acquired in 1976

5 acres of land
in S. St. Paul, MN     1,092          0        (848)         (5)      239
Acquired in 1937

18 acres of land
in Sioux City, IA        403          0           0           0       403
                      ------      -----       -----      ------    ------
Acquired in 1937
                      $2,715      $   0       $(848)     $   (7)   $1,860
                      ======      =====       =====      ======    ======

      A schedule of the Company's reconciliation of property on operating leases carried for the fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                              2005       2004       2003
                                              ----       ----       ----

      Balance at beginning of year          $ 2,715    $ 2,874    $ 3,337
      Acquisitions                                0          0          0
      Improvements                                0          8        179
      Cost of property sold                    (855)      (167)      (142)
      Reclassification to property held
        for development or resale                 0          0       (500)
                                            -------    -------    -------
      Balance at end of year                $ 1,860    $ 2,715    $ 2,874
                                            -------    -------    -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 8).

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

      A schedule of the Company's property on operating leases at January 31, 2005 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                      Value
Description (1)      10/31/04   Additions  Retirements  Deprec.   1/31/05
---------------      --------   ---------  -----------  -------   -------

30 acres of land
in St. Joseph, MO    $   984      $    0      $    0     $  (3)   $   981
Acquired in 1942

30 acres of land
in Sioux Falls, SD       158           0           0        (2)       156
                     -------      ------      -------    ------    ------
Acquired in 1937

                     $ 1,142      $    0      $    0     $  (5)   $ 1,137
                     =======      ======      =======    ======   =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                              2005       2004       2003
                                              ----       ----       ----

      Balance at beginning of year          $ 1,142    $ 1,136    $ 1,176
      Acquisitions                                0          0         40
      Improvements                                0         25         32
      Cost of property sold                      (5)       (19)      (112)
                                            -------    -------    -------
      Balance at end of year                $ 1,137    $ 1,142    $ 1,136
                                            -------    -------    -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 8).

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

      A schedule of the Company's property held for development or resale at January 31, 2005 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                      Value
Description (1)      10/31/04   Additions  Retirements  Deprec.   1/31/05
-----------------    --------   ---------  -----------  -------  --------
19 acres of land
in St. Joseph, MO    $   47       $   0      $    0     $     0   $   47
Acquired in 1942

10 acres of land
in S. St. Paul, MN      144           0           0           0      144
Acquired in 1937

30 acres of land
in Sioux City, IA       626           0            0          0      626
                     ------       -----      --------    ------   ------
Acquired in 1937
                     $  817       $   0      $     0     $    0   $  817
                     ======       =====      ========    ======   ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                2005      2004       2003
                                                ----     -----      -----

      Balance at beginning of year              $817     $ 900      $ 518
      Acquisitions                                 0         0          0
      Improvements                                 0         0          0
      Cost of property sold                        0       (83)      (118)
      Reclassification from property
        on operating leases                        0         0        500
                                                ----     -----      -----

      Balance at end of year                    $817     $ 817      $ 900
                                                ----     -----      -----

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 8).

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

12.   Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $53,000 and $50,000 at January 31, 2005 and October 31, 2004, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE MONTHS ENDED JANUARY 31, 2005

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.0 million, while contributing $1.9 million to Canal's revenues for the first three months of fiscal 2005. In the first quarter of fiscal 2005, Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1.8 million, generating operating income of $0.9 million.

      As of January 31, 2005, there are approximately 59 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2005.

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

      In March 2002, Canal permanently closed its stockyard operations in Sioux City, Iowa. The Sioux City stockyard operations generated operating losses of $0, $0, and $75,000 for the three years ended October 31, 2004, 2003 and 2002, respectively. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal is continuing to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

      Canal is continuing its soliciting efforts at its St. Joseph stockyards in fiscal 2005. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.2 million while contributing approximately $1.0 million to Canal's revenues for the first quarter of fiscal 2004.

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

      Art Inventory Held for Sale -- Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2005 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                       Three Months Ended January 31,
                                       ------------------------------
                                            2005         2004
                                            ----         ----
                                              (In Thousands)
Revenues:
Stockyard Revenues                         $   972     $   865
Real Estate Revenues                         1,908         289
                                           -------     -------
    Total Revenues                           2,880       1,154
                                           -------     -------

Costs and Expenses:
Stockyard Expenses                             737         716
Real Estate Expenses                           949         210
General and Administrative Expenses            207         204
                                           -------     -------
     Total Costs and Expenses                1,893       1,130
                                           -------     -------

Income from Operations                         987          24
Other Income                                    22           4
Other Expenses                                 (71)        (69)
                                           -------     -------

Net Income (Loss)                          $   938     $   (41)
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

      Canal recognized net income of approximately $938,000 in the first three months of 2005 as compared to a net loss of $41,000 for the same period in fiscal 2004. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2005, and 2004) of $15,000 in 2005 and $22,000 in 2004, the results attributable to common stockholders were net income of $923,000 in 2005 and a net loss of $63,000 in 2004. Canal's 2005 net income of $938,000 is due primarily to a $850,000 gain on the sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2005 increased by $1,726,000 to $2,880,000 as compared with 2004 revenues of $1,154,000. The fiscal 2005 increase in revenues is due primarily to a $1,750,000 sale of the

Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2005 AND 2004

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2005 of $972,000 accounted for 33.2% of the fiscal 2005 revenues as compared to stockyard revenues of $865,000 or 75.0% for the same period in fiscal 2004. As discussed below, the 2005 decrease in the stockyard revenues as a percent of total revenues, is due to the significant increase in sales of real estate for fiscal 2005. Stockyard revenues are comprised of yard handling and auction (91.9% and 91.1%), feed and bedding income (4.9% and 5.0%), rental income (0.1% and 0.1%) and other income (3.1% and 3.8%) for the three month periods ended January 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2005 of $737,000 increased by $21,000 (2.9%) from stockyard expenses of $716,000 for the same period in fiscal 2004. Stockyard expenses are comprised of labor and related costs (51.0% and 47.9%), other operating and maintenance (24.8% and 27.7%), feed and bedding expense (5.0% and 4.8%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.8% and 6.0%) and general and administrative expense (12.7% and 12.9%) for the three month periods ended January 31, 2005 and 2004, respectively. The 2005 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2005 of $1,908,000 accounted for 66.2% of the fiscal 2005 revenues as compared to real estate revenues of $289,000 or 25.0% for the same period in fiscal 2004. The fiscal 2005 increase in real estate revenues is due primarily to a $1,750,000 sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007. Real estate revenues are comprised of sale of real estate (91.7% and 20.4%), rental income from commercial office space in its Exchange Buildings (1.3% and 35.4%), rentals and other lease income from the rental of vacant land and certain structures (7.0% and 44.2%) and other income (0.0% and 0.0%) for the three months ended January 31, 2005 and 2004, respectively. The sharp decrease (74.9%) in Exchange Building Rental Income is also due to the property sale discussed above. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2005.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2005 of $949,000 increased by $739,000 (352.4%) from real estate expenses of $210,000 for the same period in fiscal 2004. The sharp increase in real estate expenses is due to the property sale discussed above. Real estate expenses are comprised of the cost of real estate sold (94.8% and 18.3%), labor, operating and maintenance (2.0% and 42.1%), depreciation and amortization (0.6% and 15.5%), taxes other than income taxes (1.9% and 17.9%) and general and administrative and other expenses (0.7% and 6.2%) for the three months ended January 31, 2005 and 2004, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2005.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2005 of $207,000 increased by $3,000 (1.4%) from expenses of $204,000 for the same period in fiscal 2004. The major components of general and administrative expenses are officers salaries (56.1% and 56.9%), insurance expense (9.9% and 11.5%), office salaries (11.3% and 9.5%), travel expense (4.8% and 4.5%), rent (2.0% and 0.1%) and professional fees (2.2% and 2.2%) for the three month periods ended January 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for the three months ended January 31, 2005 of $71,000 increased $2,000 (2.5%) from $69,000 for the same period in fiscal 2004. The principal balances outstanding at January 31, 2005 and October 31, 2004 were $2,767,000 and $2,767,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. At January 31, 2005 the outstanding balance of these notes was $2,767,000. The slight increase in the 2005 interest expense reflects Canal's repayment (including additional accrued interest on the unpaid balance due) of a portion of the interest deferred by certain noteholders to help ease the cash flow strain experienced by Canal in fiscal 2004.

Income from Art Sales

      Other income from art sales for the three months ended January 31, 2005 of $22,000 increased by $17,000 from income of $5,000 for the same period in fiscal 2004. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $64,000 and $20,000 for the three month periods ended January 31, 2005 and 2004, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $37,000 and $38,000 (net of a valuation allowance of $24,000 and $28,000) as well as selling, general and administrative expenses of $5,000 and $6,000 for the three month periods ended January 31, 2005 and 2004, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2005, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $10,000 at January 31, 2005 decreased $76,000 or 88.6% from $86,000 at October 31, 2004. Net cash used by operations in fiscal 2005 was $140,000. Substantially all of the 2005 net proceeds from the sales of real estate and art of $64,000 was used in operations. During fiscal 2005 Canal decreased the balance of its current liabilities by a total of $107,000.

      At January 31, 2005 the Company's current assets exceed current liabilities by $0.1 million which was unchanged as compared to October 31, 2004. The only required principal repayments under Canal's debt agreements for fiscal 2005 will be from the proceeds (if any) of the sale of certain assets.

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

      At January 31, 2005, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         January 31,        ($ US)       Interest Rate      Value
         -----------      ----------     -------------      -----
            2005           $     0            N/A
            2006             2,767            10%
            2007                 0            N/A
            2008                 0            N/A
            2009                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,767                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2005 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      See Item 3 of Canal's October 31, 2004 Form 10-K.

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

      None.

Item 5: Other Information:

      None.

Item 6: Exhibits and Reports on Form 8-K:

      (A) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2005.

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

       Signature                       Title                    Date
       ---------                       -----                    ----

                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
----------------------      (Principal Executive Officer)   March 14, 2005
Michael E. Schultz

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
----------------------          Accounting Officer)         March 14, 2005
Reginald Schauder


/S/ Asher B. Edelman            Chairman of the Board
----------------------             and Director             March 14, 2005
Asher B. Edelman