Form 10-Q
period 2005-04-30
CANAL CAPITAL CORP
filed 2005-06-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended April 30, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

     Title of each class                      Shares outstanding at May 31, 2005
Common stock, $0.01 par value                             4,326,929

(This document contains 45 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2005

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report .................................................   3

Part I - Financial Information .............................................   4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - April 30, 2005
       and October 31, 2004 ................................................   5

     Consolidated Statements of Operations and
       Comprehensive Income (Loss) for the Six and Three
       Month Periods ended April 30, 2005 and 2004..........................   7

     Consolidated Statements of Changes in
       Stockholders' Equity for the One Year and
       Six Month Periods ended October 31, 2004 and
       April 30, 2005 ......................................................  11

     Consolidated Statements of Cash Flows for the
       Six Month Periods ended April 30, 2005 and
       2004 ................................................................  12

     Notes to Consolidated Financial Statements ............................  13

Item II.  Management's Discussion and Analysis of
          Financial Condition ..............................................  26

     Liquidity and Capital Resources .......................................  35

     Other Factors .........................................................  36

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ................................................  37

Item IV.  Controls and Procedures ..........................................  37

Part II - Other Information ................................................  38

     Items 1 through 6 .....................................................  39

     Signatures and Certifications .........................................  40

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of April 30, 2005, the related consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended April 30, 2005 and the consolidated statements of changes in stockholders' equity and cash flows for the six month period ended April 30, 2005. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
June 9, 2005                                 ----------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2005 AND OCTOBER 31, 2004

                                                        APRIL 30,    OCTOBER 31,
                                                          2005          2004
                                                       (UNAUDITED)    (AUDITED)
                                                       -----------   -----------

ASSETS:

CURRENT ASSETS:

     CASH AND CASH EQUIVALENTS                         $         0   $    86,158
     NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
       ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
       BOTH APRIL 30, 2005 AND OCTOBER 31, 2004,           138,972       281,533
     ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
       $913,900 AND $938,300 AT APRIL 30, 2005
       AND OCTOBER 31, 2004, RESPECTIVELY                  375,900       413,200
     STOCKYARDS INVENTORY                                    6,829        10,122
     PREPAID EXPENSES                                       76,629        32,985
                                                       -----------   -----------

          TOTAL CURRENT ASSETS                             598,330       823,998
                                                       -----------   -----------

NON-CURRENT ASSETS:

     PROPERTY ON OPERATING LEASES, NET OF
          ACCUMULATED DEPRECIATION OF $346,848
          AND $1,176,248 AT APRIL 30, 2005 AND
          OCTOBER 31, 2004, RESPECTIVELY                 1,853,139     2,715,485
                                                       -----------   -----------

     PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
          ACCUMULATED DEPRECIATION OF $158,982 AND
          $148,508 AT APRIL 30, 2005 AND OCTOBER
          31, 2004, RESPECTIVELY                         1,131,731     1,142,205
                                                       -----------   -----------

     LONG-TERM MORTGAGE NOTE RECEIVABLE                  1,750,000             0
                                                       -----------   -----------

OTHER ASSETS:

     PROPERTY HELD FOR DEVELOPMENT OR RESALE               817,435       817,435
     RESTRICTED CASH - TRANSIT INSURANCE                    53,544        50,000
     DEFERRED LEASING AND FINANCING COSTS                        0        12,075
     DEPOSITS AND OTHER                                    113,720       120,220
                                                       -----------   -----------

                                                           984,699       999,730
                                                       -----------   -----------

                                                       $ 6,317,899   $ 5,681,418
                                                       ===========   ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2005 AND OCTOBER 31, 2004

                                                        APRIL 30,      OCTOBER 31,
                                                           2005           2004
                                                       (UNAUDITED)      (AUDITED)
                                                      ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $    500,987    $    770,564
       INCOME TAXES PAYABLE                                  5,000          10,000
                                                      ------------    ------------

         TOTAL CURRENT LIABILITIES                         505,987         780,564
                                                      ------------    ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                         934,976         934,976
       REAL ESTATE TAXES PAYABLE                           324,340         308,116
                                                      ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                   1,259,316       1,243,092
                                                      ------------    ------------

LONG-TERM DEBT, RELATED PARTY                            2,767,000       2,767,000
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 6,198,367 AND
       6,198,367 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2005 AND OCTOBER 31, 2004,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 61,983,670
       AND $61,983,670 AT APRIL 30, 2005 AND
       OCTOBER 31, 2004, RESPECTIVELY                       61,984          61,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2005 AND OCTOBER 31,
       2004, RESPECTIVELY                                   53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                            28,090,908      28,060,908

  ACCUMULATED DEFICIT                                  (13,166,800)    (14,031,634)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                       (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                           (2,250,089)     (2,250,089)
                                                      ------------    ------------

                                                         1,785,596         890,762
                                                      ------------    ------------

                                                      $  6,317,899    $  5,681,418
                                                      ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

                                                         2005           2004
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------    -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $ 1,647,455    $ 1,595,655
    FEED AND BEDDING INCOME                                90,526         88,199
    RENTAL INCOME                                           1,685          2,336
    OTHER INCOME                                           59,566         68,732
                                                      -----------    -----------

                                                        1,799,232      1,754,922
                                                      -----------    -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                               743,917        677,057
    OTHER OPERATING AND MAINTENANCE                       355,245        400,160
    FEED AND BEDDING EXPENSE                               68,865         71,051
    DEPRECIATION AND AMORTIZATION                          10,473         10,272
    TAXES OTHER THAN INCOME TAXES                          84,891         86,950
    GENERAL AND ADMINISTRATIVE                            179,903        189,363
                                                      -----------    -----------

                                                        1,443,294      1,434,853
                                                      -----------    -----------

INCOME FROM STOCKYARD OPERATIONS                          355,938        320,069
                                                      -----------    -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                 1,750,000        132,905
    EXCHANGE BUILDING RENTAL INCOME                        15,302        206,780
    OUTSIDE REAL ESTATE RENT                              269,233        278,905
    OTHER INCOME                                                0            500
                                                      -----------    -----------

                                                        2,034,535        619,090
                                                      -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                              900,255         68,814
    LABOR, OPERATING AND MAINTENANCE                       37,983        162,530
    DEPRECIATION AND AMORTIZATION                          11,100         65,501
    TAXES OTHER THAN INCOME TAXES                          36,000         75,000
    GENERAL AND ADMINISTRATIVE                             13,000         26,526
                                                      -----------    -----------

                                                          998,338        398,371
                                                      -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS                      1,036,197        220,719
                                                      -----------    -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                  Continued ...

                                                       2005            2004
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE                     (409,238)       (422,102)
                                                    -----------     -----------

INCOME FROM OPERATIONS                                  982,897         118,686
                                                    -----------     -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                36,000              37
  INTEREST EXPENSE                                     (141,312)       (138,508)
  INCOME FROM ART SALES                                  17,249          (1,109)
  OTHER EXPENSE                                               0        (101,297)
                                                    -----------     -----------

                                                        (88,063)       (240,958)
                                                    -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          894,834        (122,272)

PROVISION FOR INCOME TAXES                                    0               0
                                                    -----------     -----------

NET INCOME (LOSS)                                       894,834        (122,272)
                                                    -----------     -----------

OTHER COMPREHENSIVE INCOME (LOSS):

  MINIMUM PENSION LIABILITY ADJUSTMENT                        0               0
                                                    -----------     -----------

COMPREHENSIVE INCOME (LOSS)                         $   894,834     $  (122,272)
                                                    ===========     ===========

INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                       $      0.20     $     (0.04)
                                                    ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                         4,327,000       4,327,000
                                                    ===========     ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004

                                                          2005          2004
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          $  754,481    $  807,960
    FEED AND BEDDING INCOME                                42,770        45,047
    RENTAL INCOME                                             650           835
    OTHER INCOME                                           29,253        36,018
                                                       ----------    ----------

                                                          827,154       889,860
                                                       ----------    ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                               367,670       334,105
    OTHER OPERATING AND MAINTENANCE                       172,741       201,898
    FEED AND BEDDING EXPENSE                               31,800        36,408
    DEPRECIATION AND AMORTIZATION                           5,236         5,136
    TAXES OTHER THAN INCOME TAXES                          42,221        43,822
    GENERAL AND ADMINISTRATIVE                             86,412        97,613
                                                       ----------    ----------

                                                          706,080       718,982
                                                       ----------    ----------

INCOME FROM STOCKYARD OPERATIONS                          121,074       170,878
                                                       ----------    ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                         0        74,032
    EXCHANGE BUILDING RENTAL INCOME                         7,631       104,455
    OUTSIDE REAL ESTATE RENT                              136,916       151,304
    OTHER INCOME                                                0           500
                                                       ----------    ----------

                                                          144,547       330,291
                                                       ----------    ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                    0        30,432
    LABOR, OPERATING AND MAINTENANCE                       19,147        74,153
    DEPRECIATION AND AMORTIZATION                           5,550        32,951
    TAXES OTHER THAN INCOME TAXES                          18,000        37,500
    GENERAL AND ADMINISTRATIVE                              6,500        13,532
                                                       ----------    ----------

                                                           49,197       188,568
                                                       ----------    ----------

INCOME FROM REAL ESTATE OPERATIONS                         95,350       141,723
                                                       ----------    ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004
                                  Continued ...

                                                       2005            2004
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE                     (202,133)       (217,885)
                                                    -----------     -----------

INCOME FROM OPERATIONS                                   14,291          94,716
                                                    -----------     -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                18,000              21
  INTEREST EXPENSE                                      (70,256)        (69,175)
  INCOME FROM ART SALES                                  (4,739)         (5,792)
  OTHER EXPENSE                                               0        (101,297)
                                                    -----------     -----------

                                                        (56,995)       (176,243)
                                                    -----------     -----------

(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                          (42,704)        (81,527)

PROVISION FOR INCOME TAXES                                    0               0
                                                    -----------     -----------

NET (LOSS)                                              (42,704)        (81,527)

OTHER COMPREHENSIVE INCOME (LOSS):

  MINIMUM PENSION LIABILITY ADJUSTMENT                        0               0
                                                    -----------     -----------

COMPREHENSIVE (LOSS)                                $   (42,704)    $   (81,527)
                                                    ===========     ===========

(LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                       $     (0.01)    $     (0.02)
                                                    ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                         4,327,000       4,327,000
                                                    ===========     ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2004 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2005 (UNAUDITED)

                                        COMMON STOCK          PREFERRED STOCK
                                     NUMBER                  NUMBER
                                       OF                      OF
                                     SHARES      AMOUNT      SHARES      AMOUNT

BALANCE, OCTOBER 31, 2003           5,313,794    $53,138    5,443,979    $54,440
 NET (LOSS)                                 0          0            0          0
 PREFERRED STOCK DIVIDEND                   0          0      754,388      7,544
 MINIMUM PEN. LIAB. ADJ                     0          0            0          0
                                   ---------------------   ---------------------

BALANCE, OCTOBER 31, 2004           5,313,794    $53,138    6,198,367    $61,984
 NET INCOME                                 0          0            0          0
 PREFERRED STOCK DIVIDEND                   0          0            0          0
 MINIMUM PEN. LIAB. ADJ                     0          0            0          0
                                   ---------------------   ---------------------

BALANCE, APRIL 30, 2005             5,313,794    $53,138    6,198,367    $61,984
                                   =====================   =====================

                              ADDITIONAL                                    TREASURY
                               PAID-IN      ACCUMULATED   COMPREHENSIVE       STOCK,
                               CAPITAL        DEFICIT     (LOSS)INCOME       AT COST
BALANCE, OCTOBER 31, 2003    $28,018,997   ($13,404,934)   ($2,315,543)   ($11,003,545)
 NET (LOSS)                            0       (577,227)             0               0
 PREFERRED STOCK DIVIDEND         41,911        (49,473)             0               0
 MINIMUM PEN. LIAB. ADJ                0              0         65,454               0
                             -----------   ------------    -----------    ------------

BALANCE, OCTOBER 31, 2004    $28,060,908   ($14,031,634)   ($2,250,089)   ($11,003,545)
 NET INCOME                            0        894,834              0               0
 PREFERRED STOCK DIVIDEND         30,000        (30,000)             0               0
 MINIMUM PEN. LIAB. ADJ                0              0              0               0
                             -----------   ------------    -----------    ------------
BALANCE, APRIL 30, 2005      $28,090,908   ($13,166,800)   ($2,250,089)   ($11,003,545)
                             ===========   ============    ===========    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         2005           2004
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                   $  894,834     $ (122,272)
                                                      ----------     ----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          24,574         84,900
   GAIN ON SALES OF REAL ESTATE                         (849,745)       (64,091)
   GAIN ON ART SALES (NET OF RESERVE)                    (17,249)       (27,700)

CHANGES IN ASSETS AND LIABILITIES:

   NOTES AND ACCOUNTS RECEIVABLES, NET                   142,561         41,374
   ART INVENTORY, NET                                     37,300          9,833
   PREPAID EXPENSES AND OTHER, NET                      (124,180)       (34,534)
   PAYABLES AND ACCRUED EXPENSES, NET                   (258,353)       (27,797)
                                                      ----------     ----------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                           (150,258)      (140,287)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                           0        132,905
  PROCEEDS FROM SALES OF ART                              64,100         20,000
  CAPITAL EXPENDITURES                                         0         (7,660)
                                                      ----------     ----------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                              64,100        145,245
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  PROCEEDS FROM LONG-TERM DEBT-RELATED
    PARTIES                                                    0              0
  REPAYMENT OF SHORT-TERM BORROWINGS                           0              0
  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                      0              0
                                                      ----------     ----------
NET CASH (USED) BY FINANCING ACTIVITIES                        0              0
                                                      ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                            (86,158)         4,958

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                 86,158         14,191
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $        0     $   19,149
                                                      ==========     ==========

NOTE: CANAL MADE  FEDERAL AND STATE INCOME TAX PAYMENTS OF $5,000 AND $7,000 AND
      INTEREST PAYMENTS OF $141,000 AND $139,000 IN THE SIX MONTH PERIODS ENDED APRIL 30, 2005 AND 2004, RESPECTIVELY.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2005
                                   (UNAUDITED)

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

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both APRIL 30, 2005 and October 31, 2004, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the six month periods ended April 30, 2005 and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $5,000 and $7,000 and interest payments of $141,000 and $139,000 for the six month periods ended April 30, 2005 and 2004, respectively.

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

      O) Recent Accounting Pronouncements -- In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

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

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and reviewed by our independent accountants. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of April 30, 2005 and the results of its operations and its cash flows for the six month period ended April 30, 2005. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2004 and the notes thereto which are contained in Canal's 2004 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2005.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $7,000 and $10,000 at April 30, 2005 and October 31, 2004, respectively.

      Stockyard operations resulted in operating income of $356,000 and $320,000 for the six month periods ended April 30, 2005 and 2004, respectively. Additionally, stockyard operations contributed $1,799,000 and $1,755,000 to Canal's revenues for the six month periods ended April 30, 2005 and 2004, respectively.

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

      Real estate operations resulted in operating income of $1,036,000 and $221,000 for the six month periods ended April 30, 2005 and 2004, respectively. Included in the 2005 income is a $850,000 gain on the sale of the company's South St. Paul, Minnesota Exchange Building and the associated five acres of land. Additionally, real estate operations contributed $2,035,000 and $619,000 to Canal's revenues for the six month periods ended April 30, 2005 and 2004, respectively.

      As of April 30, 2005, there are approximately 59 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      In fiscal 2005, Canal sold 3 pieces of contemporary art. Canal's art operations have generated income of approximately $17,000, and a loss of $1,000 on gross sales of approximately $64,000 and $20,000 for the six month periods ended April 30, 2005 and 2004, respectively.

      Antiquities and contemporary art represented 50% ($189,122) and 50% ($186,778) and 46% ($189,122) and 54% ($224,078) of total art inventory at April
30, 2005 and October 31, 2004, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2005 Canal applied against sales $24,400 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $913,900 as of April 30, 2005 as compared to $938,300 at October 31, 2004.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both April 30, 2005 and October 31, 2004.

7.    LEASE COMMITMENTS

      In June 2004,  Canal entered into a lease for  approximately  1,000 square
feet  of  office  space  in  Hauppauge,   New  York,  at  a  monthly  rental  of
approximately $1,400, which space serves as its headquarters operations.

      Former Lease Obligations - On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord was seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      In April 2004 Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

8.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2005, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      At April 30, 2005, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                        April 30,    October 31,
($ 000's Omitted)                                         2005          2004
-----------------                                         ----          ----
Variable rate mortgage notes due
  May 15, 2006 - related party                           $ 2,767      $ 2,767
                                                         -------      -------

9.    Income Taxes

      At October 31, 2004, the company had net operating loss carryforwards of approximately $12,613,000 that expire through 2018. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses incurred during recent years. The valuation allowance at October 31, 2004 is $4,415,000 and will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the company will be able to realize its deferred tax assets.

10.   PROPERTY AND EQUIPMENT

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

      A schedule of the Company's property on operating leases at April 30, 2005 is as follows (000's omitted):

                     Carrying                                           Carrying
                      Value                                               Value
Description (1)      10/31/04    Additions   Retirements     Deprec.     4/30/05
---------------      --------    ---------   -----------     -------     -------
Headquarters office
Various leasehold     $     5     $     0      $     0      $    (3)     $     2
improvements

11 acres of land
in Omaha, NE            1,215           0            0           (1)       1,214
Acquired in 1976

5 acres of land
in S. St. Paul, MN      1,092           0         (848)         (10)         234
Acquired in 1937

18 acres of land
in Sioux City, IA         403           0            0            0          403
                      -------     -------      -------      -------      -------
Acquired in 1937
                      $ 2,715     $     0      $  (848)     $   (14)     $ 1,853
                      =======     =======      =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                  2005        2004        2003
                                                  ----        ----        ----

Balance at beginning of year                    $ 2,715     $ 2,874     $ 3,337
Acquisitions                                          0           0           0
Improvements                                          0           8         179
Cost of property sold & depreciation               (862)       (167)       (142)
Reclassification to property held
  for development or resale                           0           0        (500)
                                                -------     -------     -------
Balance at end of year                          $ 1,853     $ 2,715     $ 2,874
                                                -------     -------     -------

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

      A schedule of the Company's property on operating leases at April 30, 2005 is as follows (000's omitted):

                      Carrying                                          Carrying
                       Value                                              Value
Description (1)       10/31/04    Additions  Retirements     Deprec.     4/30/05
---------------       --------    ---------  -----------     -------     -------

30 acres of land
in St. Joseph, MO      $   984     $     0     $     0      $    (6)     $   978
Acquired in 1942

30 acres of land
in Sioux Falls, SD         158           0           0           (5)         153
                       -------     -------     -------      -------      -------
Acquired in 1937

                       $ 1,142     $     0     $     0      $   (11)     $ 1,131
                       =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                  2005        2004        2003
                                                  ----        ----        ----

Balance at beginning of year                    $ 1,142     $ 1,136     $ 1,176
Acquisitions                                          0           0          40
Improvements                                          0          25          32
Cost of property sold & depreciation                (11)        (19)       (112)
                                                -------     -------     -------
Balance at end of year                          $ 1,131     $ 1,142     $ 1,136
                                                -------     -------     -------

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

      A schedule of the Company's property held for development or resale at April 30, 2005 is as follows (000's omitted):

                        Carrying                                        Carrying
                          Value                                           Value
Description (1)         10/31/04   Additions   Retirements    Deprec.    4/30/05
---------------         --------   ---------   -----------    -------    -------
19 acres of land
in St. Joseph, MO        $   47      $    0       $    0      $    0      $   47
Acquired in 1942

10 acres of land
in S. St. Paul, MN          144           0            0           0         144
Acquired in 1937

30 acres of land
in Sioux City, IA           626           0            0           0         626
                         ------      ------       ------      ------      ------
Acquired in 1937
                         $  817      $    0       $    0      $    0      $  817
                         ======      ======       ======      ======      ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                     2005      2004       2003
                                                     ----      ----       ----

Balance at beginning of year                        $  817    $  900     $  518
Acquisitions                                             0         0          0
Improvements                                             0         0          0
Cost of property sold                                    0       (83)      (118)
Reclassification from property
  on operating leases                                    0         0        500
                                                    ------    ------     ------

Balance at end of year                              $  817    $  817     $  900
                                                    ------    ------     ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 8).

11.   PENSION VALUATION RESERVE

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

      WHGA Fifth Avenue Investors, LP v. Canal Capital Corporation etal

      On March 4, 2004, WHGA Fifth Avenue Investors, LP (the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord was seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      In April 2004 Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

13.   Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $54,000 and $50,000 at April 30, 2005 and October 31, 2004, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE SIX MONTHS ENDED APRIL 30, 2005

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.0 million, while contributing $2.0 million to Canal's revenues for the first six months of fiscal 2005. In the first quarter of fiscal 2005, Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1.8 million, generating operating income of $0.9 million.

      As of April 30, 2005, there are approximately 59 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2005.

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

      Stockyard Operations

      General - Through an asset repurchase agreement, Canal commenced stockyard operations August 1, 1999 in Sioux City, Iowa; St. Joseph, Missouri and Sioux Falls, South Dakota.

      Canal permanently closed its stockyard operations in Sioux City, Iowa in March 2002. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. The property is a 30 acre parcel located in the downtown area of Sioux City. Canal has been engaged in extended negotiations to sell this property to a real estate developer whose intention is to convert the property into a retail shopping center. Canal is continuing to pursue the sale of this property to this developer as well as exploring any other opportunities to develop or sell this property in fiscal 2005.

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

      Stockyard operations resulted in operating income of approximately $0.4 million while contributing approximately $1.8 million to Canal's revenues for the first six months of fiscal 2005.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                      Six Months Ended April 30,
                                                      --------------------------
                                                          2005          2004
                                                          ----          ----
                                                            (In Thousands)

Revenues:
Stockyard Revenues                                      $ 1,799       $ 1,755
Real Estate Revenues                                      2,034           619
                                                        -------       -------
    Total Revenues                                        3,833         2,374
                                                        -------       -------

Costs and Expenses:
Stockyard Expenses                                        1,443         1,435
Real Estate Expenses                                        998           398
General and Administrative Expenses                         409           422
                                                        -------       -------
     Total Costs and Expenses                             2,850         2,255
                                                        -------       -------

Income from Operations                                      983           119
Other Income                                                 53             0
Other Expenses                                             (141)         (241)
                                                        -------       -------

Net Income (Loss)                                       $   895       $  (122)
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

      Canal recognized net income of approximately $985,000 in the first six months of 2005 as compared to a net loss of $122,000 for the same period in fiscal 2004. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2005, and 2004) of $30,000 in 2005 and $45,000 in 2004, the results attributable to common stockholders were net income of $865,000 in 2005 and a net loss of $167,000 in 2004. Canal's 2005 net income of $895,000 is due primarily to a $850,000 gain on the sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2005 increased by $1,459,000 to $3,833,000 as compared with 2004 revenues of $2,374,000. The fiscal 2005 increase in revenues is due primarily to a $1,750,000 sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2005 AND 2004

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2005 of $1,799,000 accounted for 46.9% of the fiscal 2005 revenues as compared to stockyard revenues of $1,755,000 or 73.9% for the same period in fiscal 2004. The 2005 decrease in the stockyard revenues as a percent of total revenues, is due to the significant increase in sales of real estate for fiscal 2005. Stockyard revenues are comprised of yard handling and auction (91.6% and 90.9%), feed and bedding income (5.0% and 5.1%), rental income (0.1% and 0.1%) and other income (3.3% and 3.9%) for the six month periods ended April 30, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended April 30, 2005 of $827,000 accounted for 85.1% of the fiscal 2005 revenues as compared to stockyard revenues of $890,000 or 72.9% for the same period in fiscal 2004. The 2005 increase in the stockyard revenues as a percent of total revenues, is due primarily to the significant reduction in exchange building rental income as a result of the Company's sale of its South Saint Paul, Minnesota Exchange Building in the first quarter of fiscal 2005. Stockyard revenues are comprised of yard handling and auction (91.2% and 90.8%), feed and bedding income (5.2% and 5.1%), rental income (0.1% and 0.1%) and other income (3.5% and 4.0%) for the three month periods ended April 30, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2005 of $1,443,000 increased by $8,000 (5.9%) from stockyard expenses of $1,435,000 for the same period in fiscal 2004. Stockyard expenses are comprised of labor and related costs (51.5% and 47.2%), other operating and maintenance (24.6% and 27.9%), feed and bedding expense (4.8% and 5.0%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.9% and 6.1%) and general and administrative expense (12.5% and 13.1%) for the six month periods ended April 30, 2005 and 2004, respectively. The 2005 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2005 of $706,000 decreased by $13,000 (1.8%) from stockyard expenses of $719,000 for the same period in fiscal 2004. Stockyard expenses are comprised of labor and related costs (52.1% and 46.5%), other operating and maintenance (24.5% and 28.1%), feed and bedding expense (4.5% and 5.1%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (6.0% and 6.1%) and general and administrative expense (12.2% and 13.5%) for the three month periods ended April 30, 2005 and 2004, respectively. The 2005 decrease in stockyard expenses was consistent with the decrease in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2005 of $2,035,000 accounted for 53.1% of the fiscal 2005 revenues as compared to real estate revenues of $619,000 or 26.1% for the same period in fiscal 2004. The fiscal 2005 increase in real estate revenues is due primarily to a $1,750,000 sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007. Real estate revenues are comprised of sale of real estate (86.0% and 21.5%), rental income from commercial office space in its Exchange Buildings (0.8% and 33.4%), rentals and other lease income from the rental of vacant land and certain structures (13.2% and 45.1%) and other income (0.0% and 0.0%) for the six months ended April 30, 2005 and 2004, respectively. The sharp decrease (92.6%) in Exchange Building Rental Income is also due to the property sale discussed above. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2005.

      Real estate revenues for the three months ended April 30, 2005 of $145,000 accounted for 14.9% of the fiscal 2005 revenues as compared to real estate revenues of $330,000 or 27.1% for the same period in fiscal 2004. The fiscal 2005 decrease in real estate revenues is due primarily to the sale of the Company's South Saint Paul, Minnesota Exchange Building in the first quarter of fiscal 2005. Real estate revenues are comprised of sale of real estate (0.0% and 22.4%), rental income from commercial office space in its Exchange Buildings (5.3% and 31.6%), rentals and other lease income from the rental of vacant land and certain structures (94.7% and 45.8%) and other income (0.0% and 0.2%) for the three months ended April 30, 2005 and 2004, respectively. The sharp decrease (92.7%) in Exchange Building Rental Income is also due to the property sale discussed above. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the sharp decrease in Exchange Building Rental Income.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2005 of $998,000 increased by $600,000 (150.6%) from real estate expenses of $398,000 for the same period in fiscal 2004. The sharp increase in real estate expenses is due to the property sale discussed above. Real estate expenses are comprised of the cost of real estate sold (90.2% and 17.3%), labor, operating and maintenance (3.8% and 40.8%), depreciation and amortization (1.1% and 16.4%), taxes other than income taxes (3.6% and 18.8%) and general and administrative expenses (1.3% and 6.7%) for the six months ended April 30, 2005 and 2004, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2005.

      Real estate expenses for the three months ended April 30, 2005 of $49,000 decreased by $140,000 (73.9%) from real estate expenses of $189,000 for the same period in fiscal 2004. The sharp decrease in real estate expenses is due to the 2005 decrease in cost of real estate sold, coupled with the decreases in operating expenses associated with the first quarter property sale discussed above. Real estate expenses are comprised of the cost of real estate sold (0.0% and 16.1%), labor, operating and maintenance (38.9% and 39.3%), depreciation and amortization (11.3% and 17.5%), taxes other than income taxes (36.6% and 19.9%) and general and administrative expenses (13.2% and 7.2%) for the three months ended April 30, 2005 and 2004, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in the cost of real estate sold as well as the decreases in operating expenses associated with the first quarter property sale discussed above.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2005 of $409,000 decreased by $13,000 (3.0%) from expenses of $422,000 for the same period in fiscal 2004. The major components of general and administrative expenses are officers salaries (56.8% and 55.1%), insurance expense (10.0% and 11.2%), office salaries (11.6% and 8.8%), travel expense (4.1% and 4.0%), rent (2.0% and 2.3%) and professional fees (1.3% and 2.0%) for the six month periods ended April 30, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended April 30, 2005 of $202,000 decreased by $16,000 (7.2%) from expenses of $218,000 for the same period in fiscal 2004. The major components of general and administrative expenses are officers salaries (57.5% and 53.4%), insurance expense (10.2% and 10.8%), office salaries (12.0% and 8.1%), travel expense (3.3% and 3.6%), rent (2.0% and 4.3%) and professional fees (2.2% and 2.1%) for the three month periods ended April 30, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2005 of $36,000 increased $36,000 (100.0%) from $0 for the same period in fiscal 2004. Interest and other income is comprised primarily of interest income on the $1,750,000 note receivable associated with the first quarter sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007. There was no similar income in fiscal 2004.

Interest Expense

      Interest expense for the six months ended April 30, 2005 of $141,000 increased $2,000 (2.0%) from $139,000 for the same period in fiscal 2004. The principal balances outstanding at April 30, 2005 and October 31, 2004 were $2,767,000 and $2,767,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. The slight increase in the 2005 interest expense reflects Canal's repayment (including additional accrued interest on the unpaid balance due) of a portion of the interest deferred by certain noteholders to help ease the cash flow strain experienced by Canal in fiscal 2004.

Income from Art Sales

      Other income from art sales for the six months ended April 30, 2005 of $17,000 increased by $18,000 from a loss of $1,000 for the same period in fiscal 2004. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $64,000 and $20,000 for the six month periods ended April 30, 2005 and 2004, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $37,000 and $38,000 (net of a valuation allowance of $24,000 and $28,000) as well as selling, general and administrative expenses of $10,000 and $12,000 for the six month periods ended April 30, 2005 and 2004, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2005, the balance due under these notes was $2,767,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $0 at April 30, 2005 decreased $86,000 or 100.0% from $86,000 at October 31, 2004. Net cash used by operations in fiscal 2005 was $150,000. Substantially all of the 2005 net proceeds from the sales of real estate and art of $64,000 was used in operations. During fiscal 2005 Canal decreased the balance of its current liabilities by a total of $275,000.

      At April 30, 2005 the Company's current assets exceed current liabilities by $0.1 million which was unchanged as compared to October 31, 2004. The only required principal repayments under Canal's debt agreements for fiscal 2005 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2005, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At April 30, 2005, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

              As of          Fixed rate        Average         Fair
            April 30,          ($ US)       Interest Rate      Value
            ---------        ----------     -------------      -----
              2005            $     0            N/A
              2006              2,767            10%
              2007                  0            N/A
              2008                  0            N/A
              2009                  0            N/A
              Thereafter            0            N/A
                              -------
              Total           $ 2,767                          N/A (A)
                              -------                          -------

      (A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2005 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      See Item 3 of Canal's October 31, 2004 Form 10-K.

      WHGA Fifth Avenue Investors, LP v. Canal Capital Corporation etal

      On March 4, 2004, WHGA Fifth Avenue Investors, LP "(the "Landlord") commenced an action against Canal Capital Corporation and its two co-tenants (the "Tenants") of its New York City commercial office space. The Landlord was seeking the eviction of the Tenants as well as judgement for unpaid back and holdover rental amounts of approximately $175,000.

      In April 2004 Canal and its co-tenants entered into a stipulation agreement with the landlord requiring the tenants to pay two months rent (approximately $85,000), forfeit the entire security deposit and vacate the leased premises as of May 31, 2004 in exchange for a release from all future obligations under the lease. All requirements of the stipulation agreement have been met.

Item 2 and 3:

      Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

      None.

Item 5: Other Information:

      None.

Item 6: Exhibits and Reports on Form 8-K:

      (A)   Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2005.

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

      Signature                          Title                    Date
      ---------                          -----                    ----


/S/ Michael E. Schultz            President and Chief
----------------------      Executive Officer and Director
Michael E. Schultz           (Principal Executive Officer)        June 14, 2005


/S/ Reginald Schauder           Vice President-Finance
----------------------          Secretary and Treasurer
Reginald Schauder              (Principal Financial and
                                  Accounting Officer)             June 14, 2005


/S/ Asher B. Edelman             Chairman of the Board
----------------------               and Director                 June 14, 2005
Asher B. Edelman