Form 10-Q
period 2005-07-31
CANAL CAPITAL CORP
filed 2005-09-13
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

    Title of each class          Shares outstanding at August 31, 2005
------------------------------               4,326,929
Common stock, $0.01 par value                ---------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2005

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2005
        and October 31, 2004 ..............................................    5

     Consolidated Statements of Operations and
       Comprehensive Income (Loss) for the Nine and Three
       Month Periods ended July 31, 2005 and 2004 .........................    7

     Consolidated Statements of Changes in
       Stockholders' Equity for the One Year and
       Nine Month Periods ended October 31, 2004 and
       July 31, 2005 ......................................................   11

     Consolidated Statements of Cash Flows for the
       Nine Month Periods ended July 31, 2005 and
       2004 ...............................................................   12

     Notes to Consolidated Financial Statements ...........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   27

     Liquidity and Capital Resources ......................................   36

     Other Factors ........................................................   37

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   38

Item IV.  Controls and Procedures .........................................   38

Part II - Other Information ...............................................   39

     Items 1 through 6 ....................................................   40

     Signatures and Certifications ........................................   41

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of July 31, 2005, the related consolidated statements of operations and comprehensive income (loss) for the three and nine month periods ended July 31, 2005 and the consolidated statements of changes in stockholders' equity and cash flows for the nine month period ended July 31, 2005. These consolidated financial statements are the responsibility of the company's management.

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


New York, N.Y.                                 /S/ Todman & Co., CPA's,P.C.
September 09, 2005                             ----------------------------
                                                   TODMAN & CO., CPA's,P.C.
                                        Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2005 AND OCTOBER 31, 2004

                                                            JULY 31,     OCTOBER 31,
                                                              2005          2004
                                                           (UNAUDITED)    (AUDITED)
                                                           ----------    ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                           $        0    $   86,158
       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JULY 31, 2005 AND OCTOBER 31, 2004,              75,003       281,533
       ART INVENTORY, NET OF A VALUATION ALLOWANCE OF
         $913,900 AND $938,300 AT JULY 31, 2005
         AND OCTOBER 31, 2004, RESPECTIVELY                   375,900       413,200
       STOCKYARDS INVENTORY                                    15,179        10,122
       PREPAID EXPENSES                                        71,639        32,985
                                                           ----------    ----------

            TOTAL CURRENT ASSETS                              537,721       823,998
                                                           ----------    ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $353,898
             AND $1,176,248 AT JULY 31, 2005 AND
             OCTOBER 31, 2004, RESPECTIVELY                 1,846,089     2,715,485
                                                           ----------    ----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $164,219 AND
             $148,508 AT JULY 31, 2005 AND OCTOBER
             31, 2004, RESPECTIVELY                         1,126,494     1,142,205
                                                           ----------    ----------

       LONG-TERM MORTGAGE NOTE RECEIVABLE                   1,750,000             0
                                                           ----------    ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                299,635       817,435
       RESTRICTED CASH - TRANSIT INSURANCE                     51,446        50,000
       DEFERRED LEASING AND FINANCING COSTS                         0        12,075
       INVESTMENT IN JOINT VENTURE AND OTHER ASSETS           113,720       120,220
                                                           ----------    ----------

                                                              464,801       999,730
                                                           ----------    ----------

                                                           $5,725,105    $5,681,418
                                                           ==========    ==========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2005 AND OCTOBER 31, 2004

                                                          JULY 31,       OCTOBER 31,
                                                           2005             2004
                                                        (UNAUDITED)       (AUDITED)
                                                       ------------     ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $    309,734     $    770,564
       INCOME TAXES PAYABLE                                   5,000           10,000
                                                       ------------     ------------

         TOTAL CURRENT LIABILITIES                          314,734          780,564
                                                       ------------     ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                          535,959          934,976
       REAL ESTATE TAXES PAYABLE                            156,238          308,116
                                                       ------------     ------------

         TOTAL NON-CURRENT LIABILITIES                      692,197        1,243,092
                                                       ------------     ------------

LONG-TERM DEBT, RELATED PARTY                             2,687,000        2,767,000
                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 7,050,836 AND
       6,198,367 SHARES ISSUED AND OUTSTANDING
       AT JULY 31, 2005 AND OCTOBER 31, 2004,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 70,508,360
       AND $61,983,670 AT JULY 31, 2005 AND
       OCTOBER 31, 2004, RESPECTIVELY                        70,508           61,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JULY 31, 2005 AND OCTOBER 31,
       2004, RESPECTIVELY                                    53,138           53,138

  ADDITIONAL PAID-IN CAPITAL                             28,112,647       28,060,908

  ACCUMULATED DEFICIT                                   (12,951,485)     (14,031,634)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                      (11,003,545)     (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                            (2,250,089)      (2,250,089)
                                                       ------------     ------------

                                                          2,031,174          890,762
                                                       ------------     ------------

                                                       $  5,725,105     $  5,681,418
                                                       ============     ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

                                           2005          2004
                                        (UNAUDITED)   (UNAUDITED)
                                        -----------   -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION           $2,137,095    $2,074,813
    FEED AND BEDDING INCOME                120,315       117,215
    RENTAL INCOME                            2,440         3,226
    OTHER INCOME                            88,949        90,766
                                        ----------    ----------

                                         2,348,799     2,286,020

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS              1,071,891       980,023
    OTHER OPERATING AND MAINTENANCE        508,264       564,750
    FEED AND BEDDING EXPENSE                91,057        94,661
    DEPRECIATION AND AMORTIZATION           15,710        15,408
    TAXES OTHER THAN INCOME TAXES          123,205       126,612
    GENERAL AND ADMINISTRATIVE             233,162       240,626
                                        ----------    ----------

                                         2,043,289     2,022,080

INCOME FROM STOCKYARD OPERATIONS           305,510       263,940
                                        ----------    ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                  2,810,000       207,896
    EXCHANGE BUILDING RENTAL INCOME         22,933       311,084
    OUTSIDE REAL ESTATE RENT               421,754       410,721
    OTHER INCOME                                 0           500
                                        ----------    ----------

                                         3,254,687       930,201

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD             1,495,345       123,678
    LABOR, OPERATING AND MAINTENANCE        60,705       237,543
    DEPRECIATION AND AMORTIZATION           16,650        99,252
    TAXES OTHER THAN INCOME TAXES           54,000       112,500
    GENERAL AND ADMINISTRATIVE              19,250        37,171
                                        ----------    ----------

                                         1,645,950       610,144

INCOME FROM REAL ESTATE OPERATIONS       1,608,737       320,057
                                        ----------    ----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                  Continued ...

                                              2005            2004
                                          (UNAUDITED)     (UNAUDITED)
                                          -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE           (629,513)       (622,732)
                                          -----------     -----------

INCOME (LOSS) FROM OPERATIONS               1,284,734         (38,735)
                                          -----------     -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                      54,000              41
  INTEREST EXPENSE                           (212,008)       (207,683)
  INCOME FROM ART SALES                        13,686          77,197
  REALIZED GAIN ON INVESTMENTS                      0           4,404
  OTHER EXPENSE                                     0        (126,753)
                                          -----------     -----------

                                             (144,322)       (252,794)

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                              1,140,412        (291,529)

PROVISION FOR INCOME TAXES                          0               0
                                          -----------     -----------

NET INCOME (LOSS)                           1,140,412        (291,529)

OTHER COMPREHENSIVE INCOME (LOSS):

  MINIMUM PENSION LIABILITY ADJUSTMENT              0               0
                                          -----------     -----------

COMPREHENSIVE INCOME (LOSS)               $ 1,140,412     $  (291,529)
                                          ===========     ===========

INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                             $      0.25     $     (0.07)
                                          ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                               4,327,000       4,327,000
                                          ===========     ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

                                                        2005            2004
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                       $   489,640     $   479,158
    FEED AND BEDDING INCOME                              29,789          29,016
    RENTAL INCOME                                           755             890
    OTHER INCOME                                         29,383          22,034
                                                    -----------     -----------

                                                        549,567         531,098

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             327,974         302,966
    OTHER OPERATING AND MAINTENANCE                     153,019         164,590
    FEED AND BEDDING EXPENSE                             22,192          23,610
    DEPRECIATION AND AMORTIZATION                         5,237           5,136
    TAXES OTHER THAN INCOME TAXES                        38,314          39,662
    GENERAL AND ADMINISTRATIVE                           53,259          51,263
                                                    -----------     -----------

                                                        599,995         587,227

LOSS FROM STOCKYARD OPERATIONS                          (50,428)        (56,129)
                                                    -----------     -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                               1,060,000          74,991
    EXCHANGE BUILDING RENTAL INCOME                       7,631         104,304
    OUTSIDE REAL ESTATE RENT                            152,521         131,816
    OTHER INCOME                                              0               0
                                                    -----------     -----------

                                                      1,220,152         311,111

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            595,090          54,864
    LABOR, OPERATING AND MAINTENANCE                     22,722          75,013
    DEPRECIATION AND AMORTIZATION                         5,550          33,751
    TAXES OTHER THAN INCOME TAXES                        18,000          37,500
    GENERAL AND ADMINISTRATIVE                            6,250          10,645
                                                    -----------     -----------

                                                        647,612         211,773

INCOME FROM REAL ESTATE OPERATIONS                      572,540          99,338
                                                    -----------     -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
                                  Continued ...

                                                     2005              2004
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (220,275)         (200,630)
                                                  -----------       -----------

INCOME (LOSS) FROM OPERATIONS                         301,837          (157,421)
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                              18,000                 4
  INTEREST EXPENSE                                    (70,696)          (69,175)
  INCOME FROM ART SALES                                (3,563)           78,387
  REALIZED GAIN ON INVESTMENTS                              0             4,404
  OTHER EXPENSE                                             0           (25,456)
                                                  -----------       -----------

                                                      (56,259)          (11,836)

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        245,578          (169,257)

PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                     245,578          (169,257)

OTHER COMPREHENSIVE INCOME (LOSS):

  MINIMUM PENSION LIABILITY ADJUSTMENT                      0                 0
                                                  -----------       -----------

COMPREHENSIVE INCOME (LOSS)                       $   245,578       $  (169,257)
                                                  ===========       ===========

INCOME (LOSS) PER COMMON SHARE - BASIC
  AND DILUTED                                     $      0.05       $     (0.03)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,327,000         4,327,000
                                                  ===========       ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2004 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2005 (UNAUDITED)

                                        COMMON STOCK          PREFERRED STOCK
                                     NUMBER                  NUMBER
                                       OF                      OF
                                     SHARES     AMOUNT       SHARES     AMOUNT

BALANCE, OCTOBER 31, 2003           5,313,794    $53,138    5,443,979    $54,440
 NET (LOSS)                                 0          0            0          0
 PREFERRED STOCK DIVIDEND                   0          0      754,388      7,544
 MINIMUM PEN. LIAB. ADJ                     0          0            0          0
                                    --------------------    --------------------

BALANCE, OCTOBER 31, 2004           5,313,794    $53,138    6,198,367    $61,984
 NET INCOME                                 0          0            0          0
 PREFERRED STOCK DIVIDEND                   0          0      852,469      5,824
 MINIMUM PEN. LIAB. ADJ                     0          0            0          0
                                    --------------------    --------------------

BALANCE, JULY  31, 2005             5,313,794    $53,138    7,050,836    $70,508
                                    ====================    ====================


                              ADDITIONAL                                         TREASURY
                               PAID-IN       ACCUMULATED      COMPREHENSIVE       STOCK,
                               CAPITAL         DEFICIT        (LOSS)INCOME       AT COST
BALANCE, OCTOBER 31, 2003    $ 28,018,997    ($13,404,934)    ($ 2,315,543)    ($11,003,545)
 NET (LOSS)                             0        (577,227)               0                0
 PREFERRED STOCK DIVIDEND          41,911         (49,473)               0                0
 MINIMUM PEN. LIAB. ADJ                 0               0           65,454                0
                             ------------    ------------     ------------     ------------

BALANCE, OCTOBER 31, 2004    $ 28,060,908    ($14,031,634)    ($ 2,250,089)    ($11,003,545)
 NET INCOME                             0       1,140,412                0                0
 PREFERRED STOCK DIVIDEND          51,739         (60,263)               0                0
 MINIMUM PEN. LIAB. ADJ                 0               0                0                0
                             ------------    ------------     ------------     ------------
BALANCE, JULY 31, 2005       $ 28,112,647    ($12,951,485)    ($ 2,250,089)    ($11,003,545)
                             ============    ============     ============     ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004
                                   (UNAUDITED)


                                                    2005            2004
                                                 -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                              $ 1,140,412     $  (291,529)
                                                 -----------     -----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED IN) PROVIDED
   BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                      36,860         118,312
   GAIN ON SALES OF REAL ESTATE                   (1,314,655)        (84,218)
   GAIN ON ART SALES (NET OF RESERVE)                (13,686)       (446,800)
   DECREASE IN NOTES AND ACCTS. RECEIVABLE           206,530          32,287
   DECREASE IN ART INVENTORY                          37,300         158,221
   INCREASE IN STOCKYARDS INVENTORY                   (5,057)         (5,307)
   INCREASE DECREASE IN PREPAID EXPENSES             (38,654)         25,971
   DECREASE IN PROP. USED IN STY. OPS                 15,711          15,408
   DECREASE INCREASE IN OTHER ASSETS - NET          (178,294)        217,384
   DECREASE IN PAYABLES AND ACCRUED EXP             (460,830)        (11,741)
   DECREASE IN INCOME TAXES PAYABLE                   (5,000)         (5,000)
   DECREASE IN LONG-TERM PENSION LIABILITY          (399,017)       (236,123)
   DECREASE INCREASE IN REAL ESTATE TXS. PAY        (151,878)         49,223
                                                 -----------     -----------

NET CASH (USED) BY OPERATING
   ACTIVITIES                                     (1,130,258)       (463,912)
                                                 -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE               1,060,000         207,896
  PROCEEDS FROM SALES OF ART                          64,100         257,600
  CAPITAL EXPENDITURES                                     0          (7,660)
                                                 -----------     -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES          1,124,100         457,836
                                                 -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  REPAYMENT OF LONG-TERM DEBT OBLIGATIONS            (80,000)              0
                                                 -----------     -----------

NET CASH (USED) BY FINANCING ACTIVITIES              (80,000)              0
                                                 -----------     -----------


NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (86,158)         (6,076)
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR             86,158          14,191
                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $         0     $     8,115
                                                 ===========     ===========


NOTE: CANAL MADE FEDERAL AND STATE INCOME TAX PAYMENTS OF $5,000 AND $7,000 AND
      INTEREST PAYMENTS OF $212,000 AND $208,000 IN THE NINE MONTH PERIODS ENDED JULY 31, 2005 AND 2004, RESPECTIVELY. IN THE FIRST QUARTER OF FISCAL 2005 CANAL SOLD ITS EXCHANGE BUILDING AND THE ASSOCIATED FIVE ACRES OF LAND LOCATED IN SOUTH ST. PAUL, MINNESOTA for $1,750,000 ON A CONTRACT FOR DEED PAYABLE OCTOBER 31, 2007.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)

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

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both July 31, 2005 and October 31, 2004, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for the nine month periods ended July 31, 2005 and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 31 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $5,000 and $7,000 and interest payments of $212,000 and $208,000 for the nine month periods ended July 31, 2005 and 2004, respectively.

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

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and reviewed by our independent accountants. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of July 31, 2005 and the results of its operations and its cash flows for the nine month period ended July 31, 2005. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2004 and the notes thereto which are contained in Canal's 2004 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2005.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $15,000 and $10,000 at July 31, 2005 and October 31, 2004, respectively.

      Stockyard operations resulted in operating income of $306,000 and $264,000 for the nine month periods ended July 31, 2005 and 2004, respectively.
Additionally, stockyard operations contributed $2,349,000 and $2,286,000 to Canal's revenues for the nine month periods ended July 31, 2005 and 2004, respectively.

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

      Real estate operations resulted in operating income of $1,609,000 and $320,000 for the nine month periods ended July 31, 2005 and 2004, respectively. Included in the 2005 income is a $850,000 gain on the sale of the company's South St. Paul, Minnesota Exchange Building with the associated five acres of land and a $444,000 gain on the sale of 25 acres of land (formerly used for stockyard operations) in Sioux City, Iowa. Additionally, real estate operations contributed $3,255,000 and $930,000 to Canal's revenues for the nine month periods ended July 31, 2005 and 2004, respectively.

      As of July 31, 2005, there are approximately 31 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      In fiscal 2005, Canal sold 3 pieces of contemporary art. Canal's art operations have generated income of approximately $14,000, and $77,000 on gross sales of approximately $64,000 and $258,000 for the nine month periods ended July 31, 2005 and 2004, respectively.

      Antiquities and contemporary art represented 50% ($189,122) and 50% ($186,778) and 46% ($189,122) and 54% ($224,078) of total art inventory at July
31, 2005 and October 31, 2004, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2005 Canal applied against sales $24,400 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $913,900 as of July 31, 2005 as compared to $938,300 at October 31, 2004.

      The Company had approximately $250,000 of art inventory (at original cost) on consignment with third party dealers at both July 31, 2005 and October 31, 2004.

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

8. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2005, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party. The Company is currently in negotiations with the note holders to extend the due date on the notes for three years. The Company expects to successfully complete these negotiations on or before the end of its fiscal year.

      At July 31, 2005, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                    July 31,   October 31,
($ 000's Omitted)                                    2005         2004
-----------------                                    ----         ----
Variable rate mortgage notes due
  May 15, 2006 - related party ..................   $ 2,687     $  2,767
                                                    -------     --------

9. Income Taxes

      At October 31, 2004 and July 31, 2005, respectively, the company had net operating loss carryforwards of approximately $12,613,000 and $11,473,000 that expire through 2018. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative operating losses incurred during recent years. The valuation allowance at October 31, 2004 and July 31, 2005, is $4,415,000 and $4,016,000,respectively, and will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the company will be able to realize its deferred tax assets.

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

      A schedule of the Company's property on operating leases at July 31, 2005 is as follows (000's omitted):

                     Carrying                                       Carrying
                       Value                                         Value
Description (1)      10/31/04    Additions  Retirements    Deprec.   7/31/05
---------------      --------    ---------  -----------    -------   -------
Headquarters office
Various leasehold     $    5       $   0       $   0       $   (4)    $    1
improvements

11 acres of land
in Omaha, NE           1,215           0           0           (2)     1,213
Acquired in 1976

5 acres of land
in S. St. Paul, MN     1,092           0        (848)         (15)       229
Acquired in 1937

18 acres of land
in Sioux City, IA        403           0           0            0        403
Acquired in 1937      ------       -----       -----       ------      -----

                      $2,715       $   0       $(848)      $  (21)    $1,846
                      ======       =====       ======      ======     ======

      A schedule of the Company's reconciliation of property on operating leases carried for the fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                  2005       2004         2003
                                                  ----       ----         ----

        Balance at beginning of year            $ 2,715     $ 2,874     $ 3,337
        Acquisitions                                  0           0           0
        Improvements                                  0           8         179
        Cost of property sold & depreciation       (869)       (167)       (142)
        Reclassification to property held
          for development or resale                   0           0        (500)
                                                -------     -------     -------
        Balance at end of year                  $ 1,846     $ 2,715     $ 2,874
                                                -------     -------     -------

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

      A schedule of the Company's property on operating leases at July 31, 2005 is as follows (000's omitted):

                      Carrying                                   Carrying
                       Value                                      Value
Description (1)       10/31/04  Additions  Retirements  Deprec.   7/31/05
---------------       --------  ---------  -----------  -------   -------

  30 acres of land
  in St. Joseph, MO    $  984      $   0      $  0       $  (9)    $  975
  Acquired in 1942

  30 acres of land
  in Sioux Falls, SD      158          0         0          (7)       151
  Acquired in 1937     ------      -----      ----       -----     ------

                       $1,142      $   0      $  0       $ (16)    $1,126
                       ======      =====      ====       =====     ======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                                    2005          2004          2003
                                                    ----          ----          ----
        Balance at beginning of year              $ 1,142       $ 1,136       $ 1,176
        Acquisitions                                    0             0            40
        Improvements                                    0            25            32
        Cost of property sold & depreciation          (16)          (19)         (112)
                                                  -------       -------       -------
        Balance at end of year                    $ 1,126       $ 1,142       $ 1,136
                                                  -------       -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 8).

     C)  Property Held for Development or Resale

         Property held for development or resale consist of approximately 31 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

         A schedule of the Company's property held for development or resale at July 31, 2005 is as follows (000's omitted):

                     Carrying                                    Carrying
                       Value                                      Value
Description (1)      10/31/04   Additions  Retirements  Deprec.   7/31/05
-----------------    --------   ---------  -----------  -------  --------

16 acres of land
in St. Joseph, MO      $   47     $   0      $   (8)     $    0    $   39
Acquired in 1942

10 acres of land
in S. St. Paul, MN        144         0           0           0       144
Acquired in 1937

5 acres of land
in Sioux City, IA         626         0        (510)          0       116
Acquired in 1937

                       $  817     $   0      $ (518)     $    0    $  299
                       ======     =====      ======      ======    ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for fiscal years 2005, 2004 and 2003 is as follows (000's omitted):

                                            2005        2004        2003
                                           -----       -----       -----

       Balance at beginning of year        $ 817       $ 900       $ 518
       Acquisitions                            0           0           0
       Improvements                            0           0           0
       Cost of property sold                (518)        (83)       (118)
       Reclassification from property
          on operating leases                  0           0         500
                                           -----       -----       -----

       Balance at end of year              $ 299       $ 817       $ 900
                                           -----       -----       -----

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

      The components of net periodic benefit cost are as follows:

                                            Quarter Ended               Nine Months Ended
                                        7/31/05       7/31/04        7/31/05        7/31/04
                                        ---------------------        ----------------------
Service cost                              1,300         3,600          4,000         10,900
Interest cost                            24,900        27,000         74,600         80,900
Expected return on plan assets          (24,300)      (26,000)       (72,800)       (77,900)
Amortization of prior service cost            0             0              0              0
Recognized net actuarial loss            59,100        54,900        177,300        164,600
                                        -------       -------       --------       --------

Net periodic service cost                61,000        59,500        183,100        178,500
                                        =======       =======       ========       ========

The fiscal 2005 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

During the quarter and nine month periods ended July 31, 2005 the Company made contributions of $0 and $399,000, respectively, into the pension plan. The Company expects to make contributions of $23,000 into its pension plan during the fourth quarter of fiscal 2005.

12. Restricted Cash - Transit Insurance

      Due to significant proposed increases in the premiums for transit insurance, management decided to initiate a plan of self insurance commencing November 1, 2002. Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $51,000 and $50,000 at July 31, 2005 and October 31, 2004, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

13. LITIGATION

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE NINE MONTHS ENDED JULY 31, 2005

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.6 million, while contributing $3.3 million to Canal's revenues for the first nine months of fiscal 2005. Included in the fiscal 2005 results is a $850,000 gain on the sale of the company's South St. Paul, Minnesota Exchange Building with the associated five acres of land and a $444,000 gain on the sale of 25 acres of land (formerly used for stockyard operations) in Sioux City, Iowa.

      As of July 31, 2005, there are approximately 31 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2005.

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

      Canal permanently closed its stockyard operations in Sioux City, Iowa in March 2002. The stockyard facility was dismantled with the equipment, fixtures and materials going either to Canal's remaining two stockyards or sold at a public sale held at the Sioux City location in April 2002. In June 2005 this property was sold to a real estate developer for $1 million generating operating income of $0.4 million.

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

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $2.3 million to Canal's revenues for the first nine months of fiscal 2005.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 31 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations - General

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                       Nine Months Ended July 31,
                                       --------------------------
                                          2005          2004
                                          ----          ----
                                            (In Thousands)

Revenues:
Stockyard Revenues                       $ 2,349       $ 2,286
Real Estate Revenues                       3,255           930
                                         -------       -------
    Total Revenues                         5,604         3,216
                                         -------       -------

Costs and Expenses:
Stockyard Expenses                         2,043         2,022
Real Estate Expenses                       1,646           610
General and Administrative Expenses          630           623
                                         -------       -------
     Total Costs and Expenses              4,319         3,255
                                         -------       -------

Income (loss) from Operations              1,285           (39)
Other Income                                  67            81
Other Expenses                              (212)         (334)
                                         -------       -------

Net Income (Loss)                        $ 1,140       $  (292)
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

      Canal recognized net income of approximately $1,140,000 in the first nine months of 2005 as compared to a net loss of $292,000 for the same period in fiscal 2004. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2005, and 2004) of $60,000 in 2005 and $27,000 in 2004, the results attributable to common stockholders were net income of $1,080,000 in 2005 and a net loss of $319,000 in 2004. Canal's 2005 net income of $1,140,000 is due primarily to a $850,000 gain on the sale of the Company's South Saint Paul, Minnesota Exchange Building with the associated five acres of land and a $444,000 gain on the sale of 25 acres of land (formerly used for stockyard operations) in Sioux City, Iowa.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2005 increased by $2,388,000 to $5,604,000 as compared with 2004 revenues of $3,216,000. The fiscal 2005 increase in revenues is due primarily to a $1,750,000 sale of the Company's South Saint Paul, Minnesota Exchange Building with the associated five acres of land and the $1,000,000 sale of 25 acres of land (formerly used for stockyard operations) in Sioux City, Iowa.

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2005 AND 2004

Stockyard Revenues

      Stockyard revenues for the nine months ended July 31, 2005 of $2,349,000 accounted for 41.9% of the fiscal 2005 revenues as compared to stockyard revenues of $2,286,000 or 71.8% for the same period in fiscal 2004. The 2005 decrease in the stockyard revenues as a percent of total revenues, is due to the significant increase in sales of real estate for fiscal 2005. Stockyard revenues are comprised of yard handling and auction (91.0% and 90.8%), feed and bedding income (5.1% and 5.1%), rental income (0.1% and 0.1%) and other income (3.8% and 4.0%) for the nine month periods ended July 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended July 31, 2005 of $550,000 accounted for 31.1% of the fiscal 2005 revenues as compared to stockyard revenues of $531,000 or 63.1% for the same period in fiscal 2004. The 2005 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the significant increase in sales of real estate for fiscal 2005 offset to a certain extent by a reduction in exchange building rental income as a result of the Company's sale of its South Saint Paul, Minnesota Exchange Building in the first quarter of fiscal 2005. Stockyard revenues are comprised of yard handling and auction (89.1% and 90.2%), feed and bedding income (5.4% and 5.5%), rental income (0.1% and 0.2%) and other income (5.4% and 4.1%) for the three month periods ended July 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the nine months ended July 31, 2005 of $2,043,000 increased by $21,000 (1.1%) from stockyard expenses of $2,022,000 for the same period in fiscal 2004. Stockyard expenses are comprised of labor and related costs (52.5% and 48.5%), other operating and maintenance (24.9% and 27.9%), feed and bedding expense (4.5% and 4.7%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (6.0% and 6.3%) and general and administrative expense (11.3% and 11.8%) for the nine month periods ended July 31, 2005 and 2004, respectively. The 2005 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended July 31, 2005 of $600,000 increased by $13,000 (2.2%) from stockyard expenses of $587,000 for the same period in fiscal 2004. Stockyard expenses are comprised of labor and related costs (54.7% and 51.6%), other operating and maintenance (25.5% and 28.0%), feed and bedding expense (3.7% and 4.0%), depreciation and amortization (0.7% and 0.9%), taxes other than income taxes (6.4% and 6.8%) and general and administrative expense (8.8% and 8.7%) for the three month periods ended July 31, 2005 and 2004, respectively. The 2005 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the nine months ended July 31, 2005 of $3,255,000 accounted for 58.1% of the fiscal 2005 revenues as compared to real estate revenues of $930,000 or 28.9% for the same period in fiscal 2004. The fiscal 2005 increase in real estate revenues is due primarily to a $1,750,000 sale of the Company's South Saint Paul, Minnesota Exchange Building with the associated five acres of land and the $1,000,000 sale of 25 acres of land (formerly used in stockyard operations) in Sioux City, Iowa. Real estate revenues are comprised of sale of real estate (86.3% and 22.3%), rental income from commercial office space in its Exchange Buildings (0.7% and 33.4%), rentals and other lease income from the rental of vacant land and certain structures (13.0% and 44.2%) and other income (0.0% and 0.1%) for the nine months ended July 31, 2005 and 2004, respectively. The sharp decrease (92.6%) in Exchange Building Rental Income is also due to the property sale discussed above. The percentage variations in the year to year comparisons are due primarily to increased sales of real estate for fiscal 2005.

      Real estate revenues for the three months ended July 31, 2005 of $1,220,000 accounted for 68.9% of the fiscal 2005 revenues as compared to real estate revenues of $311,000 or 36.9% for the same period in fiscal 2004. The fiscal 2005 increase in real estate revenues is due primarily to the $1,000,000 sale of 25 acres of land (formerly used in stockyard operations) in Sioux City, Iowa. Real estate revenues are comprised of sale of real estate (86.9% and 24.1%), rental income from commercial office space in its Exchange Buildings (0.6% and 33.5%), rentals and other lease income from the rental of vacant land and certain structures (12.5% and 42.4%) and other income (0.0% and 0.2%) for the three months ended July 31, 2005 and 2004, respectively. The sharp decrease (92.7%) in Exchange Building Rental Income is also due to the property sale discussed above. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the sharp decrease in Exchange Building Rental Income.

Real Estate Expenses

      Real estate expenses for the nine months ended July 31, 2005 of $1,646,000 increased by $1,036,000 (169.8%) from real estate expenses of $610,000 for the same period in fiscal 2004. The sharp increase in real estate expenses is due to the property sales discussed above. Real estate expenses are comprised of the cost of real estate sold (90.8% and 20.3%), labor, operating and maintenance (3.7% and 38.9%), depreciation and amortization (1.0% and 16.3%), taxes other than income taxes (3.3% and 18.4%) and general and administrative expenses (0.2% and 6.1%) for the nine months ended July 31, 2005 and 2004, respectively. The percentage variations in the year to year comparisons are due primarily to the increased cost of real estate sold for fiscal 2005.

      Real estate expenses for the three months ended July 31, 2005 of $648,000 increased by $436,000 (205.8%) from real estate expenses of $212,000 for the same period in fiscal 2004. The sharp increase in real estate expenses is due to the 2005 increase real estate sales. Real estate expenses are comprised of the cost of real estate sold (91.9% and 25.9%), labor, operating and maintenance (3.5% and 35.4%), depreciation and amortization (0.9% and 15.9%), taxes other than income taxes (2.8% and 17.7%) and general and administrative expenses (0.9% and 5.1%) for the three months ended July 31, 2005 and 2004, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in the cost of real estate sold as well as the decreases in operating expenses associated with the first quarter property sale discussed above.

General and Administrative

      General and administrative expenses for the nine months ended July 31, 2005 of $630,000 increased by $7,000 (1.1%) from expenses of $623,000 for the same period in fiscal 2004. The major components of general and administrative expenses are officers salaries (55.4% and 56.0%), insurance expense (9.8% and 11.3%), office salaries (11.4% and 8.4%), travel expense (5.3% and 4.1%), rent (2.0% and 2.6%) and professional fees (1.3% and 2.0%) for the nine month periods ended July 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended July 31, 2005 of $220,000 increased by $19,000 (9.8%) from expenses of $201,000 for the same period in fiscal 2004. The major components of general and administrative expenses are officers salaries (52.8% and 59.9%), insurance expense (9.3% and 12.1%), office salaries (11.0% and 5.4%), travel expense (5.0% and 4.1%), rent (1.9% and 2.1%) and professional fees (1.2% and 2.2%) for the three month periods ended July 31, 2005 and 2004, respectively. There were no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the nine months ended July 31, 2005 of $54,000 increased $54,000 (100.0%) from $0 for the same period in fiscal 2004. Interest and other income is comprised primarily of interest income on the $1,750,000 note receivable associated with the first quarter sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007. There was no similar income in fiscal 2004.

Interest Expense

      Interest expense for the nine months ended July 31, 2005 of $212,000 increased $4,000 (2.1%) from $208,000 for the same period in fiscal 2004. The principal balances outstanding at July 31, 2005 and October 31, 2004 were $2,687,000 and $2,767,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. The slight increase in the 2005 interest expense reflects Canal's repayment (including additional accrued interest on the unpaid balance due) of a portion of the interest deferred by certain noteholders to help ease the cash flow strain experienced by Canal in fiscal 2004.

Income from Art Sales

      Other income from art sales for the nine months ended July 31, 2005 of $14,000 decreased by $63,000 from $77,000 for the same period in fiscal 2004. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $64,000 and $196,000 for the nine month periods ended July 31, 2005 and 2004, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $37,000 and $113,000 (net of a valuation allowance of $24,000 and $447,000) as well as selling, general and administrative expenses of $13,000 and $22,000 for the nine month periods ended July 31, 2005 and 2004, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2006 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2005, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party. The Company is currently in negotiations with the note holders to extend the due date on the notes for three years. The Company expects to successfully complete these negotiations on or before the end of its fiscal year.

      Cash and cash equivalents of $0 at July 31, 2005 decreased $86,000 or 100.0% from $86,000 at October 31, 2004. Net cash used by operations in fiscal 2005 was $1,130,000. Substantially all of the 2005 net proceeds from the sales of real estate and art of $1,124,000 was used in operations. During fiscal 2005 Canal decreased the balance of its liabilities by a total of $1,025,000.

      At July 31, 2005 the Company's current assets exceed current liabilities by $0.2 million which was an increase of $0.1 million as compared to October 31, 2004. The only required principal repayments under Canal's debt agreements for fiscal 2005 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2005, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

         At July 31, 2005, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
           July 31,         ($ US)       Interest Rate      Value
           --------       ----------     -------------      -----
            2005           $     0            N/A
            2006             2,687            10%
            2007                 0            N/A
            2008                 0            N/A
            2009                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,687                          N/A (A)
                           -------                          -------

         (A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2005 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

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

      None.

Item 5: Other Information:

      None.

Item 6: Exhibits and Reports on Form 8-K:

      (A)   Not applicable.

      (B) The Company filed a Form 8-K on June 23, 2005 in which the Company disclosed that on June 13, 2005, the Company sold approximately 25 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyard operations) for One Million ($1,000,000) Dollars. This was a cash sale which generated operating income of approximately Four Hundred Thousand ($400,000) Dollars and will be included in the Company's third quarter operating results.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2005.

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

      Signature                      Title                    Date
      ---------                      -----                    ----

                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)  September 13, 2005
Michael E. Schultz

                            Vice President-Finance
                            Secretary and Treasurer
/S/ Reginald Schauder       (Principal Financial and
----------------------        Accounting Officer)        September 13, 2005
Reginald Schauder

/S/ Asher B. Edelman          Chairman of the Board
----------------------          and Director             September 13, 2005
Asher B. Edelman