Form 10-K
period 2005-10-31
CANAL CAPITAL CORP
filed 2006-01-25
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission File Number 002-96666

                            CANAL CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                51-0102492
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

       490 WHEELER ROAD SUITE 272
          HAUPPAUGE, New York                             11788
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2006, was approximately $234,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2006 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2005 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

ITEM  1.  Business........................................................    1
ITEM  2   Properties......................................................    6
ITEM  3.  Legal Proceedings...............................................    7
ITEM  4.  Submission of Matters to a Vote of Security Holders.............    7

                                     PART II

ITEM  5.  Market for Registrant's Common Stock and Related
          Stockholder Matters.............................................    8
ITEM  6.  Selected Consolidated Financial Data............................    9
ITEM  7.  Management's Discussion and Analysis of the
          Results of Operations and Financial Condition...................   11
ITEM  7A. Quantitative and Qualitative Disclosures About
          Market Risk.....................................................   24
ITEM  8.  Financial Statements and Supplementary Data.....................   25
ITEM  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................   25
ITEM  9A. Controls and Procedures.........................................   25
ITEM  9B. Other Information...............................................   25

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..............   26
ITEM 11.  Executive Compensation..........................................   27
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters .................   29
ITEM 13.  Certain Relationships and Related Transactions..................   31
ITEM 14.  Principal Accounting Fees and Services .........................   31

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................   32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

SIGNATURES................................................................  S-1

EXHIBITS..................................................................  E-1

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

      Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Building, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.7 million, while contributing $3.4 million to Canal's revenues for fiscal 2005. During fiscal 2005, Canal sold approximately 33 acres of land located in three states (Iowa - 25 acres,Minnesota - 5 acres with the Exchange Building and Missouri - 3 acres) for $2.8 million generating operating income of $1.3 million.

      As of October 31, 2005,  there are  approximately  26 acres of undeveloped land owned by Canal located in five Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2006.

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

      Stockyard Operations

      General - Through an August 1, 1999 asset repurchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2006. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.4 million while contributing approximately $3.1 million to Canal's revenues for fiscal 2005.

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

      In fiscal 2005, Canal sold 6 pieces of contemporary art totaling $92,000 which sales generated a net gain of approximately $31,000. Antiquities and contemporary art represented 54% ($189,122) and 46% ($163,278) and 46% ($189,122) and 54% ($224,078) of total art inventory at October 31, 2005 and 2004, respectively.

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

      Employees - At October 31, 2005, Canal had approximately 75 employees.

      Executive Officers - At October 31, 2005 Canal's Executive Officers were:

                                        Held
            Name              Age       Since               Title
            ----              ---       -----               -----

      Asher B. Edelman        66        1991        Chairman of the Board

      Michael E. Schultz      69        1991        President and Chief
                                                      Executive Officer

      Reginald Schauder       56        1989        Vice President, Chief
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

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2005 include:

      New York Headquarters - In June 2004, Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York.

                                                              Leased    Held for
                    Year     Total    Exchange     Stkyds    to Third   Develop-
   Location       Acquired  Site(2)    Bldgs.    Opertns(1)   Parties   ment (3)
   --------       --------  -------   --------   ----------  --------   --------
St. Joseph, MO      1942        46          0         30          0         16
S. St. Paul, MN     1937        15          0          0         10          5
Sioux City, IA      1937        23          0          0         18          5
Omaha, NE           1976        11          0          0         11          0
Sioux Falls, SD     1937        31          1         30          0          0
                              ----       ----       ----       ----       ----
    Total                      126          1         60         39         26
                              ----       ----       ----       ----       ----

The following schedule shows the average occupancy rate and average rental rate at each of Canal's Exchange Buildings:

                                  2005                        2004
                       -------------------------    ------------------------
                       Occupancy      Average(4)    Occupancy     Average(4)
Location                  Rate       Rental Rate       Rate      Rental Rate
--------               ---------     -----------    ---------    -----------

S. St. Paul, MN(5)         N/A         $ N/A            74%        $12.00

Sioux Falls, SD            90%         $ 7.00           90%        $ 7.00

NOTES

(1)   Canal now operates two central public stockyards.

(2)   For information with respect to mortgages and pledges see Note 4.

(3)   For information related to property held for development see Note 2(D).

(4)   Per square foot.

(5)   Canal sold this Exchange Building in November 2004 (see Note 3).

ITEM 3. Legal Proceedings

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company.

      Canal was not a party to any ongoing litigation at October 31, 2005. The following situation did arise in fiscal 2005.

      Environmental Protection Agency - Special Notice Letter for Remedial Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it.

      This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2005, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2005.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2005 as reported on the "pink sheets" were:

                                     Fiscal 2005           Fiscal 2004
                                -------------------    -------------------
Quarter Ended                     High        Low        High        Low
-------------                     ----        ---        ----        ---

January 31 .................     $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

April 30 ...................     $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

July 31 ....................     $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

October 31 .................     $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2005 or 2004. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2006, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                         YEARS ENDED OCTOBER 31,
                                                         -----------------------
STATEMENT OF OPERATIONS DATA            2005         2004          2003          2002         2001
                                       ---------------------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES FROM CONTINUING OPERATIONS    $6,467(1)    $4,199(2)     $4,760(3)     $5,413(4)    $5,238(5)

NET (LOSS) INCOME                        $716        ($577)        ($537)         $426        ($773)

(LOSS) INCOME PER SHARE:

BASIC                                   $0.21       ($0.15)       ($0.16)        $0.07       ($0.25)

DILUTED                                 $0.21       ($0.15)       ($0.16)        $0.07       ($0.25)

   CASH DIVIDENDS PAID                  $0.00        $0.00         $0.00         $0.00        $0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                               4,327        4,327         4,327         4,327        4,327

  - DILUTED                             4,327        4,327         4,327         4,327        4,327

                                                           OCTOBER 31,
                                                           -----------
                                          2005      2004      2003      2002      2001
                                        -----------------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

  CURRENT ASSETS                        $   648   $   824   $   477   $   636   $   602
  PROPERTY ON OPERATING LEASES, NET       1,840     2,715     2,874     3,337     3,302
  PROPERTY USED AS STOCKYARDS             1,121     1,142     1,136     1,176     1,281
  MORTGAGE NOTE RECEIVABLE                1,750         0         0         0         0
  ART INVENTORY NON-CURRENT                   0         0       460       622       934
  OTHER ASSETS                              455     1,000     1,195       742       859
                                        -----------------------------------------------

TOTAL ASSETS                            $ 5,814   $ 5,681   $ 6,142   $ 6,513   $ 6,978
                                        -----------------------------------------------

  CURRENT LIABILITIES                   $   753   $   925   $   765   $   585   $ 1,345
  NON-CURRENT LIABILITIES                   562     1,098     1,208     1,282     1,203
  LONG-TERM DEBT                          2,687     2,767     2,767     2,667     2,667
  STOCKHOLDERS' EQUITY                    1,812       891     1,402     1,979     1,763
                                        -----------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)   $ 5,814   $ 5,681   $ 6,142   $ 6,513   $ 6,978
                                        -----------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END     4,327     4,327     4,327     4,327     4,327

ITEM 6. Selected Financial Data (continued..)

NOTES:

(1) The revenue increase was due primarily to a $2.5 million increase in sales of real estate offset by a decrease in exchange building rent.

(2) The revenue decrease was due primarily to a $0.4 million decrease in stockyard revenues coupled with a $0.2 million decrease in sales of real estate.

(3) The revenue decrease was due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

(4) The revenue increase was due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

(5) The revenue decrease was due primarily to a $0.3 million decrease in sales of real estate.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.7 million, while contributing $3.4 million to Canal's revenues for fiscal 2005. During fiscal 2005, Canal sold approximately 33 acres of land located in three states (Iowa - 25 acres, Minnesota - 5 acres with the Exchange Building and Missouri - 3 acres) for $2.8 million generating operating income of $1.3 million.

      As of October 31, 2005,  there are  approximately  26 acres of undeveloped land owned by Canal located in five Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2006.

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

      Stockyard Operations

      General - Through an August 1, 1999 asset repurchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2006. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.4 million while contributing approximately $3.1 million to Canal's revenues for fiscal 2005.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 26 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                 Fiscal Year Ended October 31,
                                                 -----------------------------
                                                  2005        2004        2003
                                                  ----        ----        ----
                                                       (In Thousands)
Revenues:

Real Estate Revenue                             $ 3,391     $ 1,228     $ 1,373
Stockyard Revenue                                 3,076       2,971       3,387
                                                -------     -------     -------
    Total Revenue                                 6,467       4,199       4,760
                                                -------     -------     -------

Costs and Expenses:

Real Estate Expenses                              1,698         814       1,131
Stockyard Expenses                                2,680       2,634       2,802
General and Administrative Expenses               1,152       1,062       1,079
                                                -------     -------     -------
     Total Costs and Expenses                     5,530       4,510       5,012
                                                -------     -------     -------

(Loss) Income from Operations                       937        (311)       (252)

Other Income                                         98         158          25
Other Expenses                                     (319)       (424)       (310)
                                                -------     -------     -------
Net (Loss) Income                               $   716     $  (577)    $  (537)
                                                =======     =======     =======

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See
Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Canal recognized net income of $0.7 million for 2005 as compared to the 2004 net loss of $0.6 million and the 2003 net loss of $0.5 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2005, 2004 and 2003) of $81,000 in 2005, $49,000 in 2004 and $158,000 in 2003, the results attributable to common stockholders were net income of $0.6 million in 2005, a net loss of $0.6 million in 2004 and a net loss of $0.6 million in 2003. Canal's 2005 net income is due primarily to a $2.5 million increase in sales of real estate which generated operating income of $1.3 million. Canal's 2004 net loss of $0.6 was due primarily to a $0.3 million decrease in income from stockyard operations (due for the most part to the uncertainty of the national beef market after the discovery in late December 2003 of the first U.S. case of bovine spongiform encephalopathy (BSE) better known as "Mad Cow Disease") coupled with a $0.1 million increase in other expenses (primarily comprised of one time writeoffs taken in connection with the early lease termination of Canal's New York office space).

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2005 increased by $2.3 million to $6.5 million as compared with 2004 revenues which had decreased by $0.6 million to $4.2 million as compared with 2003 revenues of $4.8 million. The fiscal 2005 increase in revenues is due primarily to the $2.5 million increase in sales of real estate. The fiscal 2004 decrease in revenues is due primarily to a $0.4 million decrease in stockyard revenues due to the uncertainty of the national beef market in 2004 due to the discovery in late December 2003 of the first U.S. case of Mad Cow Disease, coupled with a $0.2 million in sales of real estate.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2005 AND 2004

Real Estate Revenues

      Real estate revenues for 2005 of $3.4 million accounted for 52.4% of the 2005 revenues as compared to revenues of $1.2 million or 29.2% for 2004. Real estate revenues are comprised of sale of real estate (82.9% and 22.4%), rentals and other lease income from the rental of vacant land and certain structures (16.2% and 43.8%), rental income from commercial office space in its Exchange Buildings (0.9% and 33.8%), and other income (0.0% and 0.0%) for 2005 and 2004, respectively. The 2005 increase is due primarily to the $2.5 million increase in sales of real estate. The significant decrease in rental income from commercial office space is due to the November 1, 2004 sale of the St. Paul, Minnesota Exchange Building. The other percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 2005.

Real Estate Expenses

      Real estate expenses for 2005 of $1.7 million increased by $0.9 million (108.7%) from $0.8 million in 2004. Real estate expenses are comprised of cost of real estate sold (88.1% and 21.1%), labor, operating and maintenance (4.8% and 38.7%), depreciation and amortization (1.3% and 16.4%), taxes other than income taxes (4.2% and 18.4%), and general and administrative and other expenses (1.6% and 5.4%) for 2005 and 2004, respectively. The 2005 increase in the cost of real estate sold is due to the increase in real estate sales discussed above. The percentage variations in the year to year comparisons of the other real estate operating expenses is due to the November 1, 2004 sale of the St. Paul, Minnesota Exchange Building.

Stockyard Revenues

      Stockyard revenues for 2005 of $3.1 million accounted for 47.6% of the 2005 revenues as compared to revenues of $3.0 million or 70.8% for 2004. Stockyard revenues are comprised of yard handling and auction (91.0% and 90.7%), feed and bedding income (4.9% and 5.0%), rental and other income (4.1% and 4.3%) for 2005 and 2004, respectively. The 2005 decrease in stockyard revenues as a percent of total revenues is due to the $2.5 million increase in sales of real estate this year. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2005 of $2.7 million increased by $0.1 million (1.7%) from $2.6 million in 2004. Stockyard expenses are comprised of labor and related costs (52.8% and 48.9%), operating and maintenance (25.1% and 27.9%), feed and bedding expense (4.4% and 4.5%), depreciation and amortization (0.8% and 0.9%), taxes other than income taxes (6.0% and 6.2%) and general and administrative expenses (10.9% and 11.6%) for 2005 and 2004, respectively. The 2005 increase is due primarily to across the board increases consistent with the revenue increase in fiscal 2005. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for 2005 of $1.2 million increased by $0.1 million (8.5%) from $1.1 million in 2004. The major components of general and administrative expenses are officers salaries (40.7% and 44.2%),pension expense (21.2% and 22.4%), insurance expense (10.1% and 9.9%), office salaries (8.6% and 6.4%), travel expense (3.0% and 2.9%), rent expense (1.4% and 1.9%) and legal fees (5.5% and 1.6%) for 2005 and 2004, respectively. The percentage decrease in rent reflects Canal's entering into a three year lease for new office space in Hauppauge, New York commencing in fiscal 2004. The percentage increase in office salaries reflects the addition of one employee to the New York office staff. The other percentage variations are consistent with the overall increase in general and administrative expenses for fiscal 2005.

Interest Expense

      Interest expense for 2005 of $0.3 million decreased slightly (1.6%) from $0.3 million in 2004. The 2005 decrease is due primarily to a small reduction ($80,000) in the aggregate outstanding long-term debt in fiscal 2005. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2005 and 2004. At October 31, 2005 the outstanding balance of these notes was $2,687,000.

Interest and Other Income

      Interest and other income of $84,000 for 2005 increased $71,000 from $13,000 in fiscal 2004. Interest and other income is primarily comprised of dividend and interest income. Included in the 2005 interest and other income is $72,000 of interest income on the mortgage note receivable associated with the November 1, 2004 sale of the St. Paul, Minnesota Exchange Building.

Income from Art Sales

      In fiscal 2005, Canal recognized income from art sales of $14,000 as compared to income of $139,000 for fiscal 2004. The 2005 decrease reflects the overall decrease in sales of art during 2005 as compared to 2004. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2005, Canal sold six pieces of contemporary art generating gross proceeds of $92,000 as compared to fiscal 2004 sales of thirty four pieces of contemporary art generating gross proceeds of $463,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2005, Canal incurred cost of inventory sold of $61,000 (net of a valuation allowance of $171,000) as well as selling, general and administrative expenses of $17,000 as compared to fiscal 2004 cost of inventory sold of $296,000 (net of a valuation allowance of $836,000) and selling, general and administrative expenses of $28,000. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Realized Income (Loss) on Investments

      In fiscal 2004, Canal sold all of its remaining investments (previously written off) for approximately $5,000, which amount was recognized as income for the year ended October 31, 2004.

Other Expense

      Other expense of $39,000 for 2005 increased $100,000 from $140,000 in fiscal 2004. The 2004 other expenses are comprised primarily of one time writeoffs taken in connection with the early lease termination on Canal's New York City office space ($87,000) coupled with a total reserve taken against the receivable owed to Canal by an affiliated entity ($40,000). Other expenses are primarily related to the administration of the company's pension plans.

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

Contractual Obligations

      Canal's variable rate mortgage notes in the amount of $2,687,000 are due May 15, 2009. Further, Canal is obligated under certain operating leases to pay approximately $25,000 annually in fiscal 2005 and 2006.

Liquidity and Capital Resources

      While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties (See
Note 1). Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2005, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $79,000 at October 31, 2005 decreased $7,000 or 8.1% from $86,000 at October 31, 2004. Net cash used by operations in fiscal 2005 was $1.0 million. Substantially all of the 2005 net proceeds from the sale of real estate and art of $1.2 million was used in operations, to reduce current liabilities and to meet the company's long-term pension liability.

      At  October  31,  2005  the  Company's   current   assets  exceed  current
liabilities by approximately $0.1 million which was unchanged as compared to October 31, 2004 which represented an increase of $0.4 million from 2003.

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

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2005. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                 QUARTER ENDED
                                JAN. 31,     APRIL 30,    JULY 31,     OCT. 31,
                                  2005         2005         2005         2005
                                --------     ---------    --------     --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                          $2,722         $972       $1,770       $1,003
                                ========     ========     ========     ========
NET INCOME (LOSS)                   $938         ($43)        $246        ($425)
                                ========     ========     ========     ========

NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                          $0.21       ($0.01)       $0.05       ($0.04)
                                ========     ========     ========     ========
  - DILUTED                        $0.21       ($0.01)       $0.05       ($0.04)
                                ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC & DILUTED                4,327        4,327        4,327        4,327
                                ========     ========     ========     ========

                                                 QUARTER ENDED
                                JAN. 31,     APRIL 30,    JULY 31,     OCT. 31,
                                  2004         2004         2004         2004
                                --------     ---------    --------     --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES                          $1,154       $1,220         $842         $983
                                ========     ========     ========     ========
NET INCOME (LOSS)                   ($41)        ($82)       ($169)       ($285)
                                ========     ========     ========     ========

NET INCOME (LOSS)
  PER COMMON SHARE:

  - BASIC                         ($0.02)      ($0.02)      ($0.03)      ($0.07)
                                ========     ========     ========     ========
  - DILUTED                       ($0.02)      ($0.02)      ($0.03)      ($0.07)
                                ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER
 OF SHARES:

  - BASIC & DILUTED                4,327        4,327        4,327        4,327
                                ========     ========     ========     ========

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

      At October 31, 2005, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of            Fixed rate           Average            Fair
         October 31,           ($ US)          Interest Rate         Value
         -----------         ----------        -------------         -----

            2006              $     0               N/A

            2007                    0               N/A

            2008                    0               N/A

            2009                2,687               10%

            2010                    0               N/A

            Thereafter              0               N/A
                              -------

            Total             $ 2,687                                N/A (A)
                              -------                                -------

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

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2005, the Board of Directors held three meetings.

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

      Asher B. Edelman, age 66, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman was a Director, Vice- Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") from March 1985 to December 2003.

      Michael E. Schultz, age 69, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Reginald Schauder, age 56, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2005 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                         Year                 Salary
------------------                    ----                ---------

Michael E. Schultz                    2005                $ 175,000
President and Chief                   2004                $ 175,000
  Executive Officer                   2003                $ 175,000

Asher B. Edelman                      2005                $ 175,000
Chairman of the Board                 2004                $ 175,000
  and Executive Committee             2003                $ 175,000

Reginald Schauder                     2005                $ 115,000
Vice President, Chief                 2004                $ 115,000
  Financial Officer                   2003                $ 115,000
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001. Additionally, effective November 1, 2002 Mr. Schauder agreed to defer receipt for $6,300 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2005, the total liability under these agreements was approximately $70,000. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses in the amount of approximately $32,000 as of October 31, 2005.

      The Company paid certain expenses related to Mr. Edelman's European offices as well as his travel expenses between Europe and the U.S. These expenses totaled $0, $0 and $18,000 for fiscal years 2005, 2004 and 2003, respectively.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2005. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

COMPENSATION OF DIRECTORS

Fees and Expenses; Other Benefits

      Directors who are not officers of the Company (if any) do not receive cash compensation for service as Directors. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging. There have been no expense reimbursements made in the past three years.

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

      During the 2005 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2005, there were no options outstanding under the 1985 Plan.

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

      In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. In the past, the Company had been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates were directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included The CattleSale Company (formerly known as Dynacore Holdings Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence. At October 31, 2005, the Company had no such investments.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2006 were:

                          SECURITIES BENEFICIALLY OWNED

                               No. of Common Shares          Percent of Class
      Name                     Beneficially owned (a)        of Common Stock
      ----                     ----------------------        ----------------

Asher B. Edelman                   1,909,605(c)                   44.13

Michael E. Schultz                    58,835(c)                    1.36

William G. Walters                   234,440(b)                    5.42

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2006, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                                  No. of Common Shares        Percent of Class
      Name                       Beneficially owned (a)       of Common Stock
      ----                       ----------------------       ----------------

Asher B. Edelman                      1,909,605(b)(c)              44.13

Reginald Schauder                           100(d)                  0.01

Michael E. Schultz                       58,835(e)(f)               1.36
                                      ---------

All Directors and Officers
  as a group (3 persons)              1,968,540                    45.50
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

ITEM 13. Certain Relationships and Related Transactions

      See:  Item 11 "Compensation Committee Interlocks and Insider
            Participation"

ITEM 14. Principal Accounting Fees and Services

      The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2005 and 2004:

                                           2005          2004
                                           ----          ----
                Audit fees              $ 55,000      $ 55,000
                Tax fees                       0             0
                All other fees             3,000         3,000
                                        --------      --------
                                        $ 58,000      $ 58,000
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

      2.          Schedules and Supplementary Note

                  None

      3.          Exhibits

                  See accompanying index to exhibits.

      (b) 1.      Reports on Form 8-K

                  On June 13, 2005 Canal filed a Form 8-K relating to:

                  Item 5. Other Events

                  On June 13, 2005, the Company sold approximately 25 acres of land located in Sioux City, Iowa (formerly used by the Company for stockyard operations) for One Million ($1,000,000) Dollars. This was a cash sale which generated operating income of approximately Four Hundred Thousand ($400,000) Dollars and was included in the Company's third quarter operating results.

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following documents are filed as part of this report:

(a) 1. Financial Statements --

       Report of Independent Registered Public Accounting
           Firm .........................................................   F-2

       Consolidated Balance Sheets as of October 31, 2005
           and 2004......................................................   F-3

       Consolidated Statements of Income and Comprehensive
           Income (Loss) for the years ended October 31, 2005,
           2004 and 2003.................................................   F-5

       Consolidated Statements of Stockholders' Equity for the
          years ended October 31, 2005, 2004 and 2003 ...................   F-7

       Consolidated Statements of Cash Flows for the
          years ended October 31, 2005, 2004 and 2003....................   F-8

       Notes to Consolidated Financial Statements........................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                             /S/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 4, 2006                              Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                           -----------------
                                                           2005         2004
                                                           ----         ----

                          ASSETS

CURRENT ASSETS:

      CASH AND CASH EQUIVALENTS                        $    79,190   $    86,158

      NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
            ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
            ZERO AT BOTH OCTOBER 31, 2005 AND 2004         171,904       281,533

      ART INVENTORY, NET OF A VALUATION ALLOWANCE
            OF $ 767,800 AND $938,300 AT OCTOBER
            31, 2005 AND 2004, RESPECTIVELY                352,400       413,200

      STOCKYARDS INVENTORY                                  11,655        10,122

      PREPAID EXPENSES                                      32,898        32,985
                                                       -----------   -----------

           TOTAL CURRENT ASSETS                            648,047       823,998
                                                       -----------   -----------

NON-CURRENT ASSETS:

      PROPERTY ON OPERATING LEASES, NET OF
            ACCUMULATED DEPRECIATION OF $ 359,948
            AND $ 1,176,248 AT OCTOBER 31, 2005
            AND 2004, RESPECTIVELY                       1,840,038     2,715,485
                                                       -----------   -----------

      PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
            ACCUMULATED DEPRECIATION OF $ 169,455
            AND $ 148,508 AT OCTOBER 31, 2005 AND
            2004, RESPECTIVELY                           1,121,258     1,142,205
                                                       -----------   -----------

      MORTGAGE NOTE RECEIVABLE                           1,750,000             0
                                                       -----------   -----------

OTHER ASSETS:

      PROPERTY HELD FOR DEVELOPMENT OR RESALE              299,635       817,435
      RESTRICTED CASH - TRANSIT INSURANCE                   41,328        50,000
      DEFERRED LEASING AND FINANCING COSTS                       0        12,075
      DEPOSITS AND OTHER                                   113,720       120,220
                                                       -----------   -----------

                                                           454,683       999,730
                                                       -----------   -----------

                                                       $ 5,814,026   $ 5,681,418
                                                       ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               October 31,
                                                          --------------------
                                                          2005            2004
                                                          ----            ----
                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES    $    383,555    $    414,306
       PENSION PLAN PAYABLE                                149,040         145,142
       SALARIES PAYABLE - OFFICERS                          70,259         219,267
       ACCRUED PROFESSIONAL FEES                           140,000         136,991
       INCOME TAXES PAYABLE                                 10,000          10,000
                                                      ------------    ------------

         TOTAL CURRENT LIABILITIES                         752,854         925,706
                                                      ------------    ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                         429,691         789,834
       REAL ESTATE TAXES PAYABLE                           132,000         308,116
                                                      ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                     561,691       1,097,950
                                                      ------------    ------------

LONG-TERM DEBT, RELATED PARTY                            2,687,000       2,767,000
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 7,050,836 AND
       6,198,367 SHARES ISSUED AND OUTSTANDING AT
       OCTOBER 31, 2005 AND 2004, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10.00
       PER SHARE FOR $ 70,508,360 AND $ 61,983,670
       AT OCTOBER 31, 2005 AND 2004, RESPECTIVELY           70,508          61,984

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
       AT OCTOBER 31, 2005 AND 2004, RESPECTIVELY           53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                            28,137,647      28,060,908

  ACCUMULATED DEFICIT                                  (13,396,580)    (14,031,634)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                     (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME (LOSS):
     PENSION VALUATION RESERVE                          (2,048,687)     (2,250,089)
                                                      ------------    ------------

                                                         1,812,481         890,762
                                                      ------------    ------------

                                                      $  5,814,026    $  5,681,418
                                                      ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)

                                                     October 31,
                                          ----------------------------------
                                          2005           2004           2003
                                          ----           ----           ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE               $ 2,810,000    $   275,094    $   428,436
    OUTSIDE REAL ESTATE RENT              550,571        537,440        508,211
    EXCHANGE BUILDING RENT                 30,564        415,250        436,573
    OTHER INCOME                                0            500            130
                                      -----------    -----------    -----------
                                        3,391,135      1,228,284      1,373,350
                                      -----------    -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD            1,495,345        171,536        278,145
    LABOR, OPERATING AND MAINTENANCE       82,204        314,560        406,650
    DEPRECIATION AND AMORTIZATION          22,200        133,004        144,988
    TAXES OTHER THAN INCOME TAXES          72,000        150,000        248,800
    GENERAL AND ADMINISTRATIVE             26,500         44,617         52,253
                                      -----------    -----------    -----------
                                        1,698,249        813,717      1,130,836
                                      -----------    -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS      1,692,886        414,567        242,514
                                      -----------    -----------    -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION           2,798,927      2,694,231      3,031,552
    FEED AND BEDDING INCOME               150,009        148,339        186,130
    RENTAL & OTHER INCOME                 126,878        128,094        169,275
                                      -----------    -----------    -----------
                                        3,075,814      2,970,664      3,386,957
                                      -----------    -----------    -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS             1,414,847      1,289,174      1,328,755
    OTHER OPERATING AND MAINTENANCE       672,470        735,536        755,836
    FEED AND BEDDING EXPENSE              116,464        119,403        158,939
    DEPRECIATION AND AMORTIZATION          20,947         24,401         19,363
    TAXES OTHER THAN INCOME TAXES         161,575        162,256        172,990
    GENERAL AND ADMINISTRATIVE            293,875        303,390        366,358
                                      -----------    -----------    -----------
                                        2,680,178      2,634,160      2,802,241
                                      -----------    -----------    -----------

INCOME FROM STOCKYARD OPERATIONS          395,636        336,504        584,716
                                      -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE     (1,151,543)    (1,061,582)    (1,079,670)
                                      -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS             936,979       (310,511)      (252,440)
                                      -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                                  Continued ...

                                                       October 31,
                                            --------------------------------
                                            2005          2004          2003
                                            ----          ----          ----

OTHER (EXPENSES) INCOME:

  INTEREST AND OTHER INCOME                  83,974        13,073        25,207

  INTEREST EXPENSE-RELATED PARTY           (279,183)     (283,733)     (279,814)

  INCOME (LOSS) FROM ART SALES               13,806       138,531        (7,987)

  REALIZED INCOME (LOSS) ON INVESTMENTS           0         5,189        (7,405)

  OTHER EXPENSE                             (39,410)     (139,776)      (14,902)
                                         ----------    ----------    ----------

                                           (220,813)     (266,716)     (284,901)
                                         ----------    ----------    ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                              716,166      (577,227)     (537,341)

PROVISION FOR INCOME TAXES                        0             0             0
                                         ----------    ----------    ----------

NET INCOME (LOSS)                           716,166      (577,227)     (537,341)

OTHER COMPREHENSIVE INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT     201,402        65,454        59,856
                                         ----------    ----------    ----------

COMPREHENSIVE INCOME (LOSS)              $  917,568    $ (511,773)   $ (477,485)
                                         ==========    ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE:

  - BASIC                                $     0.15    $    (0.15)   $    (0.16)

  - DILUTED                              $     0.15    $    (0.15)   $    (0.16)

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                 4,326,929     4,326,929     4,326,929

  - DILUTED                               4,326,929     4,326,929     4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2005, 2004, AND 2003

                                     COMMON STOCK               PREFERRED STOCK
                                 NUMBER                      NUMBER
                                   OF                          OF
                                 SHARES         AMOUNT       SHARES          AMOUNT
BALANCE, NOVEMBER 1, 2002       5,313,794       $53,138     5,647,993        $56,480
 NET LOSS                               0             0             0              0
 PREFERRED STOCK REPURCHASE             0             0      (992,255)        (9,922)
 PREFERRED STOCK DIVIDEND               0             0       788,241          7,882
 MINIMUM PEN. LIAB. ADJ                 0             0             0              0
                               ------------------------    -------------------------

BALANCE, OCTOBER 31, 2003       5,313,794       $53,138     5,443,979        $54,440
 NET LOSS                               0             0             0              0
 PREFERRED STOCK DIVIDEND               0             0       754,388          7,544
 MINIMUM PEN. LIAB. ADJ                 0             0             0              0
                               ------------------------    -------------------------

BALANCE, OCTOBER 31, 2004       5,313,794       $53,138     6,198,367        $61,984
 NET INCOME                             0             0             0              0
 PREFERRED STOCK DIVIDEND               0             0       852,469          8,524
 MINIMUM PEN. LIAB. ADJ                 0             0             0              0
                               ------------------------    -------------------------
BALANCE, OCTOBER 31, 2005       5,313,794       $53,138     7,050,836        $70,508
                               ========================    =========================

                                  ADDITIONAL                                   TREASURY STOCK,
                                   PAID-IN       ACCUMULATED    COMPREHENSIVE     AT COST
                                   CAPITAL         DEFICIT      (LOSS)INCOME   986,865 SHARES
BALANCE, NOVEMBER 1, 2002        $27,958,498    ($12,709,864)    ($2,375,399)   ($11,003,545)
 NET LOSS                                  0        (537,341)              0               0
   PREFERRED STOCK REPURCHASE        (89,303)              0
 PREFERRED STOCK DIVIDEND            149,802        (157,729)              0               0
 MINIMUM PEN. LIAB. ADJ                    0               0          59,856               0
                                ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2003        $28,018,997    ($13,404,934)    ($2,315,543)   ($11,003,545)
 NET LOSS                                  0        (577,227)              0               0
 PREFERRED STOCK DIVIDEND             41,911         (49,473)              0               0
 MINIMUM PEN. LIAB. ADJ                    0               0          65,454               0
                                ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2004        $28,060,908    ($14,031,634)    ($2,250,089)   ($11,003,545)
 NET INCOME                                0         716,166               0               0
 PREFERRED STOCK DIVIDEND             76,739         (81,112)              0               0
 MINIMUM PEN. LIAB. ADJ                    0               0         201,402               0
                                ------------    ------------    ------------    ------------

BALANCE, OCTOBER 31, 2005        $28,137,647    ($13,396,580)    ($2,048,687)   ($11,003,545)
                                ============    ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          October 31,
                                              ----------------------------------
                                              2005           2004           2003
                                              ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                        $   716,166    $  (577,227)   $  (537,341)
                                           -----------    -----------    -----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                48,147        161,355        167,052
   GAIN  ON SALES OF REAL ESTATE            (1,314,655)      (103,558)      (150,291)
   GAIN ON ART SALES (NET OF RESERVE)          (13,806)      (138,531)       (33,530)
   REALIZED LOSS ON INVESTMENTS                      0              0          7,405
   REALIZED LOSS ON ART WRITE OFF                    0              0         41,517
   LOSS ON ABANDONMENT OF LEASEHOLD
     IMPROVEMENTS                                    0         16,178              0
   MINIMUM PENSION LIABILITY ADJUSTMENT        201,402         65,454         59,856
   PREFERRED STOCK ISSUED IN LIEU OF
     OFFICER COMPENSATION                        4,151              0              0

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE               109,629       (149,697)        (6,609)
   STOCKYARDS INVENTORY                         (1,533)         1,290          1,605
   PREPAID EXPENSES                                 87         36,183         31,631
   RESTRICTED CASH - TRANSIT INSURANCE           8,672          8,729        (58,729)
   DEFERRED LEASING AND FINANCING COSTS         12,075          3,931         (2,640)
   DEPOSITS AND OTHER                            6,500        100,811        (10,129)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES       (30,751)      (170,672)       169,127
   PENSION PLAN PAYABLE                       (356,245)        27,403         77,834
   SALARIES PAYABLE - OFFICERS                (149,008)       169,425         22,342
   ACCRUED PROFESSIONAL FEES                     3,009         16,701        (11,333)
   INCOME TAXES PAYABLE                              0              0            108
   REAL ESTATE TAXES PAYABLE                  (176,116)         8,116       (151,958)
                                           -----------    -----------    -----------

        TOTAL ADJUSTMENTS                   (1,648,442)        53,118        153,258
                                           -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES         (932,276)      (524,109)      (384,083)
                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE         1,060,000        275,094        428,436
  PROCEEDS FROM SALES OF ART                    91,700        462,800        176,241
  COSTS RELATING TO SALES OF REAL ESTATE      (129,298)       (75,792)      (113,218)
  COSTS RELATING TO SALES OF ART               (17,094)       (27,798)       (21,511)
  CAPITAL EXPENDITURES                               0        (38,210)      (211,460)
                                           -----------    -----------    -----------

  NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                 1,005,308        596,094        258,488
                                           -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Continued ...

                                                            October 31,
                                                 --------------------------------
                                                 2005          2004          2003
                                                 ----          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

  REPAYMENT OF LONG-TERM DEBT OBLIGATION         (80,000)            0             0
  PROCEEDS FROM LONG-TERM DEBT ISSUED                  0             0       100,000
  PREFERRED STOCK CASH DIVIDEND                        0           (18)          (45)
  PREFERRED STOCK REPURCHASE                           0             0       (99,226)
                                              ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES        (80,000)          (18)          729
                                              ----------    ----------    ----------

NET (DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                     (6,968)       71,967      (124,866)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR         86,158        14,191       139,057
                                              ----------    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR      $   79,190    $   86,158    $   14,191
                                              ==========    ==========    ==========

                                                            October 31,
                                                 --------------------------------
                                                 2005          2004          2003
                                                 ----          ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                    $  279,183    $  283,733    $  279,814
                                              ==========    ==========    ==========

  INCOME TAXES                                $   14,000    $    7,000    $   17,000
                                              ==========    ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  MORTGAGE NOTE RECEIVED FOR SALE OF
   REAL ESTATE                                $1,750,000    $        0    $        0
                                              ==========    ==========    ==========

  PREFERRED STOCK DIVIDENDS                   $   81,112    $   49,473    $  157,729
                                              ==========    ==========    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

      General - While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Building, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Stockyard Operations - Through an August 1, 1999 asset repurchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2006. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

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

      Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 and $111,000 at both October 31, 2005 and 2004, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2005, 2004 and 2003 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 26 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      F) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. In fiscal 2005 independent appraisals covered approximately 46% of the art inventory value at October 31, 2005. The net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $14,000, $7,000 and $17,000 and interest payments of $279,000, $284,000 and
$280,000 in 2005, 2004 and 2003, respectively.

      L) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation.

      M) Comprehensive Income (Loss) -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

      N) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein. The shares issuable upon the exercise of stock options are excluded from the calculation of net income (loss) per share as their effect would be antidilutive.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      O) Recent Accounting Pronouncements -- Late in 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF 04-8"). The consensus requires that all instruments that have embedded conversion features that are contingent on market conditions indexed to an issuer's share price should be included in diluted earnings per share computations (if diluted) regardless of whether the market conditions have been met.

      The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer's share price and that instrument can be converted to shares based on achieving a market condition - that is, the conversion is not dependent on a substantive non-market-based contingency. The application of this consensus is required beginning with the December 31, 2004 reporting period. The adoption of EITF 04-8 did not have a material impact on our consolidated financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), an amendment of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123R is focused primarily on accounting for share-based compensation. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options' unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally the vesting period for the award.

      SFAS 123R's measurement requirements for employee stock options are similar to those of SFAS 123, which is the basis for the pro forma stock- based compensation disclosure contained in the preceding caption "Stock Based Compensation" of this note. However, SFAS 123R requires:

            - initial and ongoing estimates of the amount of shares that will vest - SFAS 123 provided entities the option of assuming that all shares would vest and then "truing-up" compensation cost and expense as shares were forfeited.

            - adjusting the cost of a modified award with reference to the difference in the fair value of the modified award to the initial award at the date of modification of the award.

      SFAS 123R also provides for the use of alternative models to determine compensation cost related to stock option grants. The adoption of SFAS 123R will not have a material impact on our consolidated financial statements.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    MORTGAGE NOTE RECEIVABLE

      On November 1, 2004 Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1,750,000, generating operating income of approximately $850,000. Canal accepted a mortgage note for the full sales price, which note carries interest at a rate of 4.12% per annum, payable in equal monthly installments. The mortgage note is due and payable in full on October 31, 2007.

4.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2005, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At October 31, 2005, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                                 October 31,
                                                            --------------------
($ 000's Omitted)                                             2005        2004
-----------------                                             ----        ----

Variable rate mortgage notes due
  May 15, 2009 - related party (see Note 16) ...........    $  2,687    $  2,767
Less -- current maturities .............................           0           0
                                                            --------    --------

Long-term debt .........................................    $  2,687    $  2,767
                                                            --------    --------

5.    LEASE COMMITMENTS

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2005 are $17,000, $9,000, $0, $0 and $0 in fiscal 2006, 2007, 2008, 2009, and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $16,000, $20,000 and $55,000 for the years ended October 31, 2005, 2004 and 2003.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2005, 2004 and 2003 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                 2005        2004        2003
                                                 ----        ----        ----

      Total Gross Deferred Tax assets          $  4,099    $  4,415    $  3,893
      Less - Valuation Allowance                 (4,099)     (4,415)     (3,893)
                                               --------    --------    --------
      Net Deferred Tax Assets                  $      0    $      0    $      0
                                               --------    --------    --------

      Total Gross Deferred Tax Liability       $      0    $      0    $      0
                                               --------    --------    --------

      Net Deferred Tax Asset (Liability)       $      0    $      0    $      0
                                               --------    --------    --------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                 2005        2004        2003
                                                 ----        ----        ----

      Computed Expected Tax (Benefit)Expense   $    251    $   (202)   $   (188)

      Change in Valuation Allowance                (316)        522         390

      Inventory Valuation Differences                59        (293)       (144)

      Other                                           6         (27)        (58)
                                               --------    --------    --------

                                               $      0    $      0    $      0
                                               --------    --------    --------

      At October 31, 2005, the Company has net operating loss carryforwards of approximately $12,177,000 that expire through 2018. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance (decreased) increased by approximately ($316,000), $522,000 and $390,000 during the years ended October 31, 2005, 2004 and 2003, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at October 31, 2005, 2004 or 2003.

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2005, 2004 and 2003. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2005, 2004 and 2003 would have been deminimus.

8.    PENSION VALUATION RESERVE

      The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 87 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The additional minimum pension liability will be expensed as actuarial computations of annual pension cost (made in accordance with SFAS No.
87) recognize the deficiency that exists.

      In December 2003, the FASB issued a revision of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to improve financial disclosures for defined benefit plans. The revised SFAS requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company is now required to provide additional disclosures including, but not limited to, a break down of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.    ART INVENTORY HELD FOR SALE

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

      In fiscal 2005, Canal sold 6 pieces of contemporary art. Canal's art operations have generated income of approximately $14,000, $139,000 and a loss of $8,000 on revenues of approximately $92,000, $463,000 and $173,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

      Antiquities and contemporary art represented 54% ($189,122) and 46% ($163,278) and 46% ($189,122) and 54% ($224,078) of total art inventory at
October 31, 2005 and 2004, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2005 and 2004 as follows ($ 000's Omitted):

                   Current Portion     Non-Current Portion          Total
                   ---------------     -------------------   -----------------
                   2005       2004        2005      2004       2005       2004
                   ----       ----        ----      ----       ----       ----

Antiquities      $   496    $   496     $     0   $     0    $   496    $   496
Contemporary         624        855           0         0        624        855
Val. Allow          (768)      (938)          0         0       (768)      (938)
                 -------    -------     -------   -------    -------    -------

Net Value        $   352    $   413     $     0   $     0    $   352    $   413
                 -------    -------     -------   -------    -------    -------

      The Company's valuation allowance for the three years ended October 31, 2005, 2004 and 2003 is as follows:

                                        Bal. Start                    Bal. End
                                        of Period     Reductions      of Period
                                        ----------    ----------      ---------
Year ended October 31, 2005
 Deducted from art inventories:
   Reserve for valuation allowance       $    938      $   (170)      $    768

Year ended October 31, 2004
 Deducted from art inventories:
   Reserve for valuation allowance       $  1,774      $   (836)      $    938

Year ended October 31, 2003
 Deducted from art inventories:
   Reserve for valuation allowance       $  2,184      $   (410)      $  1,774

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2005 Canal applied against sales $170,500 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $767,800 as of October 31, 2005 as compared to $938,300 and $1,774,750 at October 31, 2004 and 2003, respectively.

10.   Related Party Transactions

      Interest Expense Related Party - At October 31, 2005, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $279,000, $284,000 and $280,000 for the years ended October 31, 2005, 2004 and 2003, respectively. At various times during fiscal 2005 certain holders of these notes agreed to defer interest payments due totaling approximately $28,000 as of October 31, 2005. This deferred interest liability will accrue additional interest at a rate of 10% per annum, and will be repaid as funds become available in fiscal 2006. The deferred interest liability is included in accounts payable and accrued expenses at year end. As of October 31, 2005, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

11.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non- trading purposes) for which it is practicable to estimate that value.

                                                    October 31,
                                            2005                    2004
                                    --------------------    --------------------
                                                  ($ 000's Omitted)
                                    Carrying      Fair      Carrying      Fair
                                     Amount       Value      Amount       Value
                                    --------    --------    --------    --------
Cash and
 cash equivalents                   $     79    $     79    $     86    $     86
                                    --------    --------    --------    --------

LONG-TERM DEBT                         2,687         (b)       2,767         (b)
                                    --------    --------    --------    --------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2005, 2004 and 2003, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2005, 2004 and 2003. Dividends declared on preferred stock during the years ended October 31, 2005, 2004 and 2003 were approximately $81,000, $49,000 and $159,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2005, 2004 and 2003 were:

                                          For the Year Ended October 31, 2005
                                          -----------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ----------

Net (loss)                              $  716,000
Less preferred stock dividends             (81,000)
                                        ----------

(Loss) available to common stock-
 holders-diluted earnings per share     $  635,000      4,327,000    $     0.15
                                        ==========     ==========    ==========

                                          For the Year Ended October 31, 2004
                                          -----------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ----------

Net (loss)                              $ (577,000)
Less preferred stock dividends             (49,000)
                                        ----------

(Loss) available to common stock-
 holders-diluted earnings per share     $ (626,000)     4,327,000    $    (0.15)
                                        ==========     ==========    ==========

                                          For the Year Ended October 31, 2003
                                          -----------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ----------

Net income                              $ (537,000)
Less preferred stock dividends            (156,000)
                                        ----------

Income available to common stock-
 holders-diluted earnings per share     $ (695,000)     4,327,000    $    (0.16)
                                        ==========     ==========    ==========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

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

                                                          October 31,
                                                  ----------------------------
      ($ 000's Omitted)                           2005        2004        2003
      -----------------                           ----        ----        ----

      Identifiable assets:
        Real estate ........................    $  4,004    $  3,665    $  3,871
        Stockyard operations ...............       1,425       1,392       1,440
        Corporate ..........................         385         624         931
                                                --------    --------    --------

                                                $  5,814    $  5,681    $  6,142
                                                --------    --------    --------

      ($ 000's Omitted)                           2005        2004        2003
      -----------------                           ----        ----        ----
      Capital expenditures:
        Real estate ........................    $      0    $      8    $    171
        Stockyard operations ...............           0          30          32
        Corporate ..........................           0           0           8
                                                --------    --------    --------
                                                $      0    $     38    $    211
                                                --------    --------    --------

      Income from real estate operations includes gains (losses) on sales of real estate of $1.3 million, $0.1 million and $0.2 million in 2005, 2004 and 2003, respectively. Included in corporate identifiable assets is approximately $0.1 million and $0.1 million of art inventory in galleries or on consignment abroad as of October 31, 2005 and 2004, respectively.

14.   Minimum Future Rentals on Operating Leases

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $550,000, $575,000, $600,000, $625,000 and $650,000 for fiscal years 2006, 2007, 2008, 2009 and
2010, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2005. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2005, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

16.   Restricted Cash - Transit Insurance

      Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2005 balance in restricted cash- transit insurance of approximately $41,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

17.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2005, 2004 and 2003.

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

      A schedule of the Company's property on operating leases at October 31, 2005 is as follows (000's omitted):

                                                   Current Year
                                                   ------------
                                                   (Retirements
                                                   ------------                       Carrying
                         Historical Cost             Additions                        --------
                         ---------------             ---------            Accum.       Value
                                  Bldgs. &                  Bldgs. &      ------       -----
Description (1)         Land      Imprvmts.      Land       Imprvmts.     Depr.       10/31/05
---------------         ----      ---------      ----       ---------     -----       --------
New York office
Various leasehold     $      0    $      8     $      0     $      0     $     (8)    $      0
improvements

11 acres of land
in Omaha, NE             1,200          21            0            0           (7)       1,214
Acquired in 1976

10 acres of land
in S. St. Paul, MN         125       2,135          (42)      (1,650)        (345)         223
Acquired in 1937

18 acres of land
in Sioux City, IA          403           0            0            0            0          403
Acquired in 1937      --------    --------     --------     --------     --------     --------
                      $  1,728    $  2,164     $    (42)    $ (1,650)    $   (360)    $  1,840
                      ========    ========     ========     ========     ========     ========

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2005, 2004 and 2003 is as follows (000's omitted):

                                               2005         2004         2003
                                               ----         ----         ----

      Balance at beginning of year           $  2,715     $  2,874     $  3,337
      Acquisitions and Improvements                 0            8          179
      Cost of property sold                      (848)         (25)           0
      Depreciation                                (27)        (142)        (142)
      Reclassifications                             0            0         (500)
                                             --------     --------     --------
      Balance at end of year                 $  1,840     $  2,715     $  2,874
                                             --------     --------     --------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

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

      A schedule of the Company's property used in stockyard operations at October 31, 2005 is as follows (000's omitted):

                                                 Current Year
                                                 ------------
                                                 (Retirements)
                                                 -------------                      Carrying
                         Historical Cost           Additions                        --------
                         ---------------           ---------            Accum.       Value
                                  Bldgs. &                Bldgs. &      ------       -----
Description (1)         Land      Imprvmts.     Land      Imprvmts.     Depr.       10/31/05
---------------         ----      ---------     ----      ---------     -----       --------
30 acres of land
in St. Joseph, MO     $    902    $    200    $      0    $      0     $   (130)    $    972
Acquired in 1942

30 acres of land
in Sioux Falls, SD         100          89           0           0          (40)         149
Acquired in 1937      --------    --------    --------    --------     --------     --------

                      $  1,102    $    289    $      0    $      0     $   (170)    $  1,121
                      ========    ========    ========    ========     ========     ========

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2005, 2004 and 2003 is as follows (000's omitted):

                                               2005         2004         2003
                                               ----         ----         ----

      Balance at beginning of year           $  1,142     $  1,136     $  1,176
      Acquisitions and Improvements                 0           25           72
      Cost of property sold                         0            0          (87)
      Depreciation                                (21)         (19)         (25)
                                             --------     --------     --------
      Balance at end of year                 $  1,121     $  1,142     $  1,136
                                             --------     --------     --------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.   Property Held for Development or Resale

      Property held for development or resale consist of approximately 26 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at October 31, 2005 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                               (Retirements)
                                               -------------                  Carrying
                         Historical Cost         Additions                    --------
                         ---------------         ---------          Accum.     Value
                                 Bldgs. &              Bldgs. &     ------     -----
Description (1)         Land     Imprvmts.    Land     Imprvmts.     Depr.    10/31/05
---------------         ----     ---------    ----     ---------     -----    --------
16 acres of land
in St. Joseph, MO      $   47        N/A        N/A     $   (7)        N/A     $   40
Acquired in 1942

5 acres of land
in S. St. Paul, MN        144        N/A        N/A          0         N/A        144
Acquired in 1937

5 acres of land
in Sioux City, IA         626        N/A        N/A       (510)        N/A        116
Acquired in 1937       ------     ------     ------     ------      ------     ------
                       $  817     $    0     $    0     $ (517)     $    0     $  300
                       ======     ======     ======     ======      ======     ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three years ended October 31, 2005, 2004 and 2003 is as follows (000's omitted):

                                                    2005       2004       2003
                                                    ----       ----       ----

      Balance at beginning of year                 $  817     $  900     $  518
      Acquisitions and Improvements                     0          0          0
      Cost of property sold                          (517)       (83)      (118)
      Reclassification of property                      0          0        500
                                                   ------     ------     ------

      Balance at end of year                       $  300     $  817     $  900
                                                   ------     ------     ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.   PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 7,056,196 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2005 of 7,050,836. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, sixty-four of the seventy-six quarterly payments have been paid in additional stock resulting in the issuance of 7,056,196 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2005 and December 31, 2005 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2006 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2006 will also be paid in additional stock.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.   PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $399,000 for fiscal 2005, $237,000 for fiscal 2004 and $0 for fiscal 2003. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

      The following tables set forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2005 and 2004.

                                                                Plan Year
                                                                ---------
       ($ 000's Omitted)                                    2005         2004
       -----------------                                    ----         ----

Change in benefit obligation

Benefit obligation at beginning of year                   $  1,905     $  1,818
Service cost                                                     5           15
Interest cost                                                   99          108
Plan participants' contributions                                 0            0
Amendments                                                       0            0
Actuarial (gain) loss                                         (113)          55
Benefits paid                                                  (92)         (91)
                                                          --------     --------

Benefit obligation at end of year                         $  1,804     $  1,905
                                                          --------     --------

Change in plan assets

Fair value of plan assets at beginning of year            $    931     $    872
Actual return on plan assets                                    30           77
Employer contribution                                          399          145
Plan participants' contributions                                 0            0
Plan expenses                                                  (59)         (72)
Benefits paid                                                  (93)         (91)
                                                          --------     --------

Fair value of plan assets at end of year                  $  1,208     $    931
                                                          --------     --------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                Plan Year
                                                                ---------
       ($ 000's Omitted)                                    2005         2004
       -----------------                                    ----         ----

Net Amount Recognized

Funded Status                                             $   (596)    $   (975)
Unrecognized Prior Service Cost                                  0            0
Unrecognized Net Loss or (Gain)                              2,066        2,290
                                                          --------     --------

Net Amount Recognized                                     $  1,470     $  1,315
                                                          --------     --------

Amounts Recognized in the Statement of
  Financial Position

Prepaid Benefit Cost                                      $      0     $      0
Accrued Benefit Liability                                     (579)        (935)
Intangible Asset                                                 0            0
Accumulated Other Comprehensive Income                       2,049        2,250
                                                          --------     --------

Net Amount Recognized                                     $  1,470     $  1,315
                                                          --------     --------

The accumulated benefit obligation for the pension plan was $1,787 and $1,866 at October 31, 2005 and 2004, respectively.

Information for Pension Plans With an Accumulated
 Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation                              $  1,804     $  1,905

Accumulated Benefit Obligation                               1,787        1,866

Fair Value of Plan Assets                                    1,208          931

Components of Net Periodic Benefit Cost

Service Cost                                              $      5     $     15
Interest Cost                                                  100          108
Expected Return on Plan Assets                                 (97)        (104)
Amortization of Prior Service Costs                              0            0
Amortization of Net Loss or (Gain)                             236          219
                                                          --------     --------

Net Periodic Benefit Cost                                 $    244     $    238
                                                          --------     --------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                Plan Year
                                                                ---------
       ($ 000's Omitted)                                    2005         2004
       -----------------                                    ----         ----

Additional Information

Decrease in Minimum Liability Included in
 Other Comprehensive Income                               $    201     $     65

Weighted-Average Assumptions Used to Determine
 Benefit Obligations at October 31

Discount Rate                                                 5.75%        5.75%

Rate of Compensation Increase                                 5.50%        5.50%

Weighted-Average Assumptions Used to Determine
 Net Periodic Benefit Cost for the Years Ended
 October 31

Discount Rate                                                 5.75%        6.25%

Expected Return on Plan Assets                                8.00%        8.00%

Rate of Compensation Increase                                 5.50%        5.50%

The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% to 6%. Based on historical experience, the company expects that the plan's asset managers will provide a modest (0.5% to 1.0% per annum) premium to their respective market benchmark indices.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plan Assets

The company's pension plan weighted-average asset allocations at October 31, 2005 and 2004, by asset category are as follows:

                                                                 Plan Year
                                                                 ---------
                                                             2005         2004
                                                             ----         ----
Asset Category
Equity Securities*                                            32.0%        24.0%
Debt Securities                                               51.0%        24.0%
Real Estate                                                    0.0%         0.0%
Other                                                         17.0%        51.0%
                                                            ------       ------

Total                                                        100.0%       100.0%
                                                            ------       ------

* Includes Canal Capital Corporation common stock in the amounts of approximately $3,000 (0.0%) and $2,000 (0.0%) at October 31, 2005 and
      2004, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations. The assets will be reallocated from time to time to meet the target allocations. The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $149,000 to its pension plan in fiscal 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2006                       $ 111,000
2007                         116,000
2008                         113,000
2009                         115,000
2010                         120,000
2011 through 2015            680,000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of January, 2006.

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

      Signature                       Title                          Date
      ---------                       -----                          ----


/S/ Michael E. Schultz       President and Chief
----------------------       Executive Officer and Director
Michael E. Schultz           (Principal Executive Officer)      January 25, 2006


/S/ Reginald Schauder        Vice President-Finance
----------------------       Secretary and Treasurer
Reginald Schauder            (Principal Financial and
                             Accounting Officer)                January 25, 2006


/S/ Asher B. Edelman         Chairman of the Board
----------------------       and Director                       January 25, 2006
Asher B. Edelman