Form 10-Q
period 2006-01-31
CANAL CAPITAL CORP
filed 2006-03-15
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended January 31, 2006

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

     Title of each class                 Shares outstanding at February 28, 2006
Common stock, $0.01 par value                           4,326,929

(This document contains 43 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2006

                                      INDEX

The following documents are filed as part of this report:

Accountants' Review Report ................................................    3

Part I - Financial Information ............................................    4

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - January 31, 2006
       and October 31, 2005 ...............................................    5

     Consolidated Statements of Income and Comprehensive Income for
       the Three Month Periods ended January 31, 2006 and 2005.............    7

     Consolidated Statements of Changes in Stockholders' Equity for
       the One Year and Three Month Periods ended October 31, 2005
       and January 31, 2006 ...............................................    9

     Consolidated Statements of Cash Flows for the Three Month
       Periods ended January 31, 2006 and 2005 ............................   10

     Notes to Consolidated Financial Statements ...........................   12

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   26

     Liquidity and Capital Resources ......................................   33

     Other Factors ........................................................   34

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   35

Item IV.   Controls and Procedures ........................................   35

Part II - Other Information ...............................................   36

     Items 1 through 6 ....................................................   37

     Signatures and Certifications ........................................   38

                           ACCOUNTANTS' REVIEW REPORT

To the Stockholders of Canal Capital Corporation:

We have reviewed the consolidated balance sheet of Canal Capital Corporation and subsidiaries as of January 31, 2006, the related consolidated statements of income and comprehensive income, the consolidated statements of changes in stockholders' equity and cash flows for the three month period ended January 31, 2006. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

New York, N.Y.                               /S/ Todman & Co., CPA's,P.C.
March 08, 2006                               ----------------------------
                                             TODMAN & CO., CPA's,P.C.
                                             Certified Public Accountants (N.Y.)

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2006 AND OCTOBER 31, 2005

                                                      JANUARY 31,   OCTOBER 31,
                                                         2006          2005
                                                      (UNAUDITED)    (AUDITED)
                                                      -----------   -----------

ASSETS:

CURRENT ASSETS:

     CASH AND CASH EQUIVALENTS                        $   257,172   $    79,190

     NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
       ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
       BOTH JANUARY 31, 2006 AND OCTOBER 31, 2005,         47,849       171,904

     ART INVENTORY, NET OF A VALUATION ALLOWANCE
       OF $767,800 AT BOTH JANUARY 31, 2006 AND
       AND OCTOBER 31, 2005                               352,400       352,400

     STOCKYARDS INVENTORY                                   9,368        11,655

     PREPAID EXPENSES                                      99,441        32,898
                                                      -----------   -----------

         TOTAL CURRENT ASSETS                             766,230       648,047
                                                      -----------   -----------

NON-CURRENT ASSETS:

     PROPERTY ON OPERATING LEASES, NET OF
           ACCUMULATED DEPRECIATION OF $363,648
           AND $359,948 AT JANUARY 31, 2006 AND
           OCTOBER 31, 2005, RESPECTIVELY               1,834,489     1,840,038
                                                      -----------   -----------

     PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
           ACCUMULATED DEPRECIATION OF $174,672 AND
           $169,455 AT JANUARY 31, 2006 AND OCTOBER
           31, 2005, RESPECTIVELY                       1,116,041     1,121,258
                                                      -----------   -----------

     LONG-TERM MORTGAGE NOTE RECEIVABLE                 1,750,000     1,750,000
                                                      -----------   -----------

OTHER ASSETS:

     PROPERTY HELD FOR DEVELOPMENT OR RESALE              155,416       299,635

     RESTRICTED CASH - TRANSIT INSURANCE                   75,552        41,328

     INVESTMENT IN JOINT VENTURE AND OTHER ASSETS         113,720       113,720
                                                      -----------   -----------

                                                          344,688       454,683
                                                      -----------   -----------

                                                      $ 5,811,448   $ 5,814,026
                                                      ===========   ===========

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2006 AND OCTOBER 31, 2005

                                                       JANUARY 31,     OCTOBER 31,
                                                          2006            2005
                                                       (UNAUDITED)      (AUDITED)
                                                      ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $    204,039    $    383,555
       PENSION PLAN PAYABLE                                212,040         149,040
       PAYABLE TO EXECUTIVE OFFICERS                        83,867          70,259
       ACCRUED PROFESSIONAL FEES                           143,820         140,000
       INCOME TAXES PAYABLE                                 10,000          10,000
                                                      ------------    ------------

         TOTAL CURRENT LIABILITIES                         653,766         752,854
                                                      ------------    ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                         429,691         429,691
       REAL ESTATE TAXES PAYABLE                           105,259         132,000
                                                      ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                     534,950         561,691
                                                      ------------    ------------

LONG-TERM DEBT, RELATED PARTY                            2,687,000       2,687,000
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 7,050,836 AND
       7,050,836 SHARES ISSUED AND OUTSTANDING AT
       JANUARY 31, 2006 AND OCTOBER 31, 2005,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 70,508,360
       AND $70,508,360 AT JANUARY 31, 2006 AND
       OCTOBER 31, 2005, RESPECTIVELY                       70,508          70,508

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JANUARY 31, 2006 AND OCTOBER 31,
       2005, RESPECTIVELY                                   53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                            28,152,647      28,137,647

  ACCUMULATED DEFICIT                                  (13,288,329)    (13,396,580)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                       (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                           (2,048,687)     (2,048,687)
                                                      ------------    ------------

                                                         1,935,732       1,812,481
                                                      ------------    ------------

                                                      $  5,811,448    $  5,814,026
                                                      ============    ============

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

                                                          2006          2005
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          $   962,612   $   892,974
    FEED AND BEDDING INCOME                                 43,573        47,756
    RENTAL & OTHER INCOME                                   40,263        31,348
                                                       -----------   -----------

                                                         1,046,448       972,078
                                                       -----------   -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                                378,239       376,247
    OTHER OPERATING AND MAINTENANCE                        216,400       182,504
    FEED AND BEDDING EXPENSE                                37,744        37,065
    DEPRECIATION AND AMORTIZATION                            5,217         5,237
    TAXES OTHER THAN INCOME TAXES                           45,478        42,670
    GENERAL AND ADMINISTRATIVE                             100,587        93,491
                                                       -----------   -----------

                                                           783,665       737,214
                                                       -----------   -----------

INCOME FROM STOCKYARD OPERATIONS                           262,783       234,864
                                                       -----------   -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                    325,000     1,750,000
    OUTSIDE REAL ESTATE RENT                               129,392       132,317
    EXCHANGE BUILDING RENTAL INCOME                          8,325         7,671
    OTHER INCOME                                                 0             0
                                                       -----------   -----------

                                                           462,717     1,889,988
                                                       -----------   -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                               228,908       900,255
    LABOR, OPERATING AND MAINTENANCE                        20,500        18,836
    DEPRECIATION AND AMORTIZATION                            5,550         5,550
    TAXES OTHER THAN INCOME TAXES                            9,000        18,000
    GENERAL AND ADMINISTRATIVE                               7,100         6,500
                                                       -----------   -----------

                                                           271,058       949,141
                                                       -----------   -----------

INCOME FROM REAL ESTATE OPERATIONS                         191,659       940,847
                                                       -----------   -----------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JANUAY 31, 2006 AND 2005
                                  Continued ...

                                                        2006           2005
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE                      (277,973)      (207,105)
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   176,469        968,606
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                 18,000         18,000
  INTEREST EXPENSE                                       (67,174)       (71,056)
  ART SALES AND OPERATIONS                                (4,044)        21,988
  REALIZED GAIN ON INVESTMENTS                                 0              0
  OTHER EXPENSE                                                0              0
                                                     -----------    -----------

                                                         (53,218)       (31,068)
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                           123,251        937,538

PROVISION FOR INCOME TAXES                                     0              0
                                                     -----------    -----------

NET INCOME                                               123,251        937,538

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                         0              0
                                                     -----------    -----------

COMPREHENSIVE INCOME                                 $   123,251    $   937,538
                                                     ===========    ===========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                        $      0.03    $      0.21
                                                     ===========    ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                          4,327,000      4,327,000
                                                     ===========    ===========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2005 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 (UNAUDITED)

                                     COMMON STOCK            PREFERRED STOCK
                                 NUMBER                    NUMBER
                                   OF                        OF
                                 SHARES       AMOUNT       SHARES       AMOUNT

BALANCE, OCTOBER 31, 2004       5,313,794   $   53,138    6,198,367   $   61,984
 NET INCOME                             0            0            0            0
 PREFERRED STOCK DIVIDEND               0            0      852,469        8,524
 MINIMUM PEN. LIAB. ADJ                 0            0            0            0
                               -----------------------   -----------------------

BALANCE, OCTOBER 31, 2005       5,313,794   $   53,138    7,050,836   $   70,508
 NET INCOME                             0            0            0            0
 PREFERRED STOCK DIVIDEND               0            0            0            0
 MINIMUM PEN. LIAB. ADJ                 0            0            0            0
                               -----------------------   -----------------------

BALANCE, JANUARY  31, 2006      5,313,794   $   53,138    7,050,836   $   70,508
                               =======================   =======================

                             ADDITIONAL                                      TREASURY
                              PAID-IN       ACCUMULATED   COMPREHENSIVE        STOCK,
                              CAPITAL         DEFICIT     (LOSS)INCOME        AT COST
BALANCE, OCTOBER 31, 2004   $ 28,060,908   ($14,031,634)   ($ 2,250,089)   ($11,003,545)
 NET INCOME                            0        716,166               0               0
 PREFERRED STOCK DIVIDEND         76,739        (81,112)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0         201,402               0
                            ------------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2005   $ 28,137,647   ($13,396,580)   ($ 2,048,687)   ($11,003,545)
 NET INCOME                            0        123,251               0               0
 PREFERRED STOCK DIVIDEND         15,000        (15,000)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0               0               0
                            ------------   ------------    ------------    ------------
BALANCE, JANUARY 31, 2006   $ 28,152,647   ($13,288,329)   ($ 2,048,687)   ($11,003,545)
                            ============   ============    ============    ============

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

                                                             JANUARY 31,
                                                     --------------------------
                                                         2006           2005
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                         $   123,251    $   937,538
                                                     -----------    -----------

  ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          10,767         12,287

   GAIN  ON SALES OF REAL ESTATE                         (96,092)      (849,745)

   GAIN ON ART SALES (NET OF RESERVE)                          0        (21,988)

   PREFERRED STOCK ISSUED IN LIEU OF
     OFFICER COMPENSATION                                      0              0

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                         124,055         25,956

   STOCKYARDS INVENTORY                                    2,287        (22,281)

   PREPAID EXPENSES                                      (66,543)       (51,444)

   RESTRICTED CASH - TRANSIT INSURANCE                   (34,224)        (3,149)

   DEFERRED LEASING AND FINANCING COSTS                        0         12,075

   DEPOSITS AND OTHER                                          0          6,500

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (179,516)        41,831

   PENSION PLAN PAYABLE                                   63,000              0

   SALARIES PAYABLE - OFFICERS                            13,608       (128,008)

   ACCRUED PROFESSIONAL FEES                               3,820        (12,573)

   INCOME TAXES PAYABLE                                        0         (8,123)

   REAL ESTATE TAXES PAYABLE                             (26,741)       (22,518)
                                                     -----------    -----------

        TOTAL ADJUSTMENTS                               (185,579)    (1,021,180)
                                                     -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                    (62,328)       (83,642)
                                                     -----------    -----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
                                  Continued ...

                                                              JANUARY 31,
                                                     --------------------------
                                                         2006           2005
                                                         ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                     325,000              0

  PROCEEDS FROM SALES OF ART                                   0         64,100

  COSTS RELATING TO SALES OF REAL ESTATE                 (84,690)       (52,008)

  COSTS RELATING TO SALES OF ART                               0         (4,812)

  CAPITAL EXPENDITURES                                         0              0
                                                     -----------    -----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                             240,310          7,280
                                                     -----------    -----------

NET (DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                            177,982        (76,362)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                 79,190         86,158
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $   257,172    $     9,796
                                                     ===========    ===========

                                                             JANUARY 31,
                                                     -----------    -----------
                                                         2006           2005
                                                         ----           ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                           $    67,174    $    71,056
                                                     ===========    ===========

  INCOME TAXES                                       $         0    $     8,123
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  MORTGAGE NOTE RECEIVED FOR SALE OF
    REAL ESTATE                                      $         0    $ 1,750,000
                                                     ===========    ===========

  PREFERRED STOCK DIVIDENDS                          $    15,000    $    15,000
                                                     ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2006

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

      Canal is engaged in two distinct businesses - stockyard operations and real estate.

      Stockyard Operations - Through an August 1, 1999 asset repurchase agreement, Canal now operates two central public stockyards located in St. Joseph, Missouri and Sioux Falls, South Dakota.

      Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The livestock handled by the Company's stockyards include cattle, hogs, and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company's stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary services facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $9,000 and $12,000 at January 31, 2006 and October 31, 2005, respectively.

      Stockyard operations resulted in operating income of $263,000 and $235,000 for the three month periods ended January 31, 2006 and 2005, respectively. Additionally, stockyard operations contributed $1,046,000 and $972,000 to Canal's revenues for the three month periods ended January 31, 2006 and 2005, respectively.

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

      Real estate operations resulted in operating income of $192,000 and $941,000 for the three month periods ended January 31, 2006 and 2005, respectively. Included in the 2006 real estate operating income is a $96,000 gain on the sale of 5 acres of vacant land located in South Saint Paul, Minnesota. Included in the 2005 real estate operating income is a $850,000 gain on the sale of the company's South St. Paul, Minnesota Exchange Building with the associated five acres of land. Additionally, real estate operations contributed $463,000 and $1,890,000 to Canal's revenues for the three month periods ended January 31, 2006 and 2005, respectively.

      As of January 31, 2006, there are approximately 21 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of

Canal. The carrying amount of such investments was $111,000 at both January 31,2006 and October 31, 2005, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2005, and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

            Property held for Development or Resale -- Property held for development or resale consist of approximately 21 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $8,000 and interest payments of $67,000 and $71,000 for the three month period periods ended January 31,2006 and 2005, respectively.

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

      O) Recent Accounting Pronouncements -- In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material impact on the Company's consolidated financial statements.

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

      SFAS 123R's measurement requirements for employee stock options are similar to those of SFAS 123, which is the basis for the pro forma stock-based compensation disclosure contained in the preceding caption "Stock Based Compensation" of this note. However, SFAS 123R requires:

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

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and reviewed by our independent accountants. In the opinion of Management, the accompanying unaudited financial statements of Canal contain all adjustments necessary to present fairly its financial position as of January 31, 2006 and the results of its operations and its cash flows for the three month period ended January 31, 2006. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2005 and the notes thereto which are contained in Canal's 2005 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2006.

4.    MORTGAGE NOTE RECEIVABLE

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

5.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At January 31, 2006, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                       January 31,   October 31,
($ 000's Omitted)                                         2006          2005
-----------------                                         ----          ----

Variable rate mortgage notes due
  May 15, 2009 - related party ....................     $  2,687      $  2,687
Less -- current maturities ........................            0             0
                                                        --------      --------

Long-term debt                                          $  2,687      $  2,687
                                                        --------      --------

6.    LEASE COMMITMENTS

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

      Canal's future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2006 are $17,000 and $9,000, in fiscal 2006 and 2007, respectively. Net rent expense under these and other operating leases was $4,000 and $3,000 for the three months ended January 31, 2006 and 2005, respectively.

7.    RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $76,000 and $41,000 at January 31, 2006 and October 31, 2005, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.    INCOME TAXES

      At January 31, 2006, the Company has net operating loss carryforwards of approximately $12,177,000 that expire through 2018. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance decreased by approximately $50,000 and $375,000 during the three month periods ended January 31, 2006 and 2005, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

      In fiscal 2005, Canal sold 6 pieces of contemporary art. Canal's art operations have generated an operating loss of approximately $4,000, and operating income of $22,000 on gross sales of approximately $0 and $64,000 for the three month periods ended January 31, 2006 and 2005, respectively.

      Antiquities and contemporary art represented 54% ($189,122) and 46% ($186,778) of total art inventory at both January 31, 2006 and October 31, 2005, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski. The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2005 Canal applied $170,500 of the valuation allowance against sales, thereby, decreasing the total valuation allowance to $767,800 as of October 31, 2005 as compared to $938,300 at October 31, 2004.

10.   PROPERTY ON OPERATING LEASES

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

      A schedule of the Company's property on operating leases at January 31, 2006 is as follows (000's omitted):

                                              Current Year
                                              ------------
                                              (Retirements
                                              ------------                     Carrying
                        Historical Cost         Additions                      --------
                        ---------------         ---------           Accum.      Value
                                Bldgs. &              Bldgs. &      ------     --------
Description (1)         Land    Imprvmts.     Land    Imprvmts.     Depr.      01/31/06
---------------         ----    ---------     ----    ---------     ------     --------
New York office
Various leasehold     $     0    $     0    $     0    $     0     $     0     $     0
improvements

11 acres of land
in Omaha, NE            1,200         14          0          0          (1)      1,213
Acquired in 1976

10 acres of land
in S. St. Paul, MN        125         98          0          0          (5)        218
Acquired in 1937

18 acres of land
in Sioux City, IA         403          0          0          0           0         403
Acquired in 1937      -------    -------    -------    -------     -------     -------

                      $ 1,728    $   112    $     0    $     0     $    (6)    $ 1,834
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three months ended January 31,2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                                      January 31,    October 31,
                                                         2006           2005
                                                         ----           ----

      Balance at beginning of year                      $ 1,840        $ 2,715
      Acquisitions and Improvements                           0              0
      Cost of property sold                                   0           (848)
      Depreciation                                           (6)           (27)
      Reclassifications                                       0              0
                                                        -------        -------
      Balance at end of the period                      $ 1,834        $ 1,840
                                                        -------        -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

11.   PROPERTY USED IN STOCKYARD OPERATIONS

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

      A schedule of the Company's property used in stockyard operations at January 31, 2006 is as follows (000's omitted):

                                              Current Year
                                              ------------
                                              (Retirements)
                                              -------------                    Carrying
                        Historical Cost         Additions                      --------
                        ---------------         ---------           Accum.      Value
                                Bldgs. &              Bldgs. &      ------     --------
Description (1)         Land    Imprvmts.     Land    Imprvmts.     Depr.      01/31/06
---------------         ----    ---------     ----    ---------     ------     --------
30 acres of land
in St. Joseph, MO     $   902    $    70    $     0    $     0     $    (3)    $   969
Acquired in 1942

30 acres of land
in Sioux Falls, SD        100         49          0          0          (2)        147
Acquired in 1937      -------    -------    -------    -------     -------     -------

                      $ 1,102    $   119    $     0    $     0     $    (5)    $ 1,116
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three months ended January 31,2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                                      January 31,    October 31,
                                                         2006           2005
                                                         ----           ----

      Balance at beginning of year                      $ 1,121        $ 1,142
      Acquisitions and Improvements                           0              0
      Cost of property sold                                   0              0
      Depreciation                                           (5)           (21)
                                                        -------        -------
      Balance at end of the period                      $ 1,116        $ 1,121
                                                        -------        -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

12.   PROPERTY HELD FOR DEVELOPMENT OR RESALE

      Property held for development or resale consist of approximately 21 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at January 31, 2006 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                              (Retirements)                   Carrying
                                              -------------                   --------
                       Historical Cost          Additions           Accum.     Value
                       ---------------          ---------          -------    --------
                                Bldgs. &              Bldgs. &
Description (1)         Land    Imprvmts.     Land    Imprvmts.     Depr.     01/31/06
-----------------     -------    -------    -------    -------     -------    -------
16 acres of land
in St. Joseph, MO     $    40        N/A        N/A    $     0         N/A    $    40
Acquired in 1942

0 acres of land
in S. St. Paul, MN        144        N/A        N/A       (144)        N/A          0
Acquired in 1937

5 acres of land
in Sioux City, IA         116        N/A        N/A          0         N/A        116
Acquired in 1937      -------    -------    -------    -------     -------    -------
                      $   300    $     0    $     0    $  (144)    $     0    $   156
                      =======    =======    =======    =======     =======    =======

         A schedule of the Company's reconciliation of property held for development or resale carried for the three months ended January 31, 2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                                       January 31,   October 31,
                                                          2006          2005
                                                          ----          ----

      Balance at beginning of year                       $   300       $   817
      Acquisitions and Improvements                            0             0
      Cost of property sold                                 (144)         (517)
      Reclassification of property                             0             0
                                                         -------       -------

      Balance at end of the period                       $   156       $   300
                                                         -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

13.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of January 31, 2006 and October 31, 2005.

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

      The components of net periodic benefit cost are as follows:

                                           Quarter       Ended
                                           1/31/06      1/31/05
                                          ---------------------

Service cost                                 1,400        1,300
Interest cost                               25,200       24,900
Expected return on plan assets             (26,900)     (21,600)
Amortization of prior service cost               0            0
Recognized net actuarial loss               63,900       59,100
                                          --------     --------

Net periodic service cost                   63,600       63,700
                                          ========     ========

The fiscal 2006 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

During the quarter ended January 31, 2006 the Company made no contributions into the pension plan. The Company expects to make contributions of $149,000 into its pension plan during the second quarter of fiscal 2006.

16.   RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At January 31, 2006, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $67,000 and $71,000 and for the three month periods ended January 31,2006 and 2005, respectively. At various times during fiscal 2005 certain holders of these notes agreed to defer interest payments due totaling approximately $28,000 as of October 31, 2005. This deferred interest liability will accrue additional interest at a rate of 10% per annum, and will be repaid as funds become available in fiscal 2006. The deferred interest liability is included in accounts payable and accrued expenses. As of January 31, 2006, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

17.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2006.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE MONTHS ENDED JANUARY 31, 2006

      You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report. This report may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk factors".

                                Company Overview

      The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

      Canal is engaged in two distinct businesses -- stockyard and real estate operations.

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

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $1.0 million to Canal's revenues for the first quarter of fiscal 2006.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.2 million, while contributing $0.5 million to Canal's revenues for fiscal 2006. In the first quarter of fiscal 2006, Canal sold approximately 5 acres of land located in South Saint Paul, Minnesota for $0.3 million generating operating income of $0.1 million.

      As of January 31, 2006, there are approximately 21 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2006.

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

      Management believes the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of these and other accounting policies, please see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2006 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 21 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                         2006        2005
                                                         ----        ----
                                                          (In Thousands)
Revenues:

Stockyard Revenue                                      $ 1,046     $   972
Real Estate Revenue                                        463       1,908
                                                       -------     -------
    Total Revenue                                        1,509       2,880
                                                       -------     -------

Costs and Expenses:

Stockyard Expenses                                         784         737
Real Estate Expenses                                       271         949
General and Administrative Expenses                        278         207
                                                       -------     -------
     Total Costs and Expenses                            1,333       1,893
                                                       -------     -------

Income from Operations                                     176         987

Other Income                                                18          22

Other Expenses                                             (71)        (71)
                                                       -------     -------
Net Income                                             $   123     $   938
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

      Canal recognized net income of approximately $123,000 in the first three months of fiscal 2006 as compared to net income of $938,000 for the same period in fiscal 2005. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2006, and 2005) of $15,000 in both 2006 and 2005, the results attributable to common stockholders were net income of $108,000 in 2006 and net income of $923,000 in 2005. The significant increase in Canal's 2005 net income was due primarily to an $850,000 gain on the sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2006 decreased by $1,353,000 to $1,509,000 as compared with 2005 revenues of $2,862,000. The fiscal 2006 decrease in revenues is due primarily to a $1,750,000 sale (in the first quarter of 2005) of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2006 AND 2005

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2006 of $1,046,000 accounted for 69.3% of the fiscal 2006 revenues as compared to stockyard revenues of $972,000 or 33.9% for the same period in fiscal 2005. The 2006 increase in the stockyard revenues as a percent of total revenues, is due primarily to the significant decrease in sales of real estate for the first fiscal quarter 2006. Stockyard revenues are comprised of yard handling and auction (92.0% and 91.9%), feed and bedding income (4.2% and 4.9%) and rental and income (3.8% and 3.2%) for the three month periods ended January 31, 2006 and 2005, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2006 of $784,000 increased by $46,000 (6.3%) from stockyard expenses of $737,000 for the same period in fiscal 2005. Stockyard expenses are comprised of labor and related costs (48.3% and 51.0%), other operating and maintenance (27.6% and 24.8%), feed and bedding expense (4.8% and 5.0%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.8% and 5.8%) and general and administrative expense (12.8% and 12.7%) for the three month periods ended January 31, 2006 and 2005, respectively. The 2006 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2006 of $463,000 accounted for 30.7% of the fiscal 2006 revenues as compared to real estate revenues of $1,890,000 or 66.1% for the same period in fiscal 2005. The fiscal 2006 decrease in real estate revenues as a percentage of total revenues is due primarily to the significant decrease in sales of real estate for the first fiscal quarter 2006. Real estate revenues are comprised of sale of real estate (70.2% and 91.7%), rentals and other lease income from the rental of vacant land and certain structures (28.0% and 7.0%), rental income from commercial office space in its Exchange Buildings (1.8% and 1.3%) and other income (0.0% and 0.0%) for the three months ended January 31, 2006 and 2005, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the sharp decrease in sales of real estate.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2006 of $271,000 decreased by $678,000 (71.4%) from real estate expenses of $949,000 for the same period in fiscal 2005. The sharp decrease in real estate expenses is due to the 2006 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (84.5% and 94.8%), labor, operating and maintenance (7.6% and 2.0%), depreciation and amortization (2.0% and 0.6%), taxes other than income taxes (3.3% and 1.9%) and general and administrative expenses (2.6% and 0.7%) for the three months ended January 31, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in the cost of real estate sold associated with the first quarter property sales discussed above coupled with other decreases in operating expenses.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2006 of $278,000 increased by $71,000 (34.2%) from expenses of $207,000 for the same period in fiscal 2005. The major components of general and administrative expenses are officers salaries (41.8% and 56.1%), pension expense (22.7% and 1.5%), insurance expense (6.2% and 9.9%), office salaries (9.0% and 11.3%), travel expense (3.8% and 4.8%), rent (1.5% and 2.0%) and professional fees (4.8% and 2.2%) for the three month periods ended January 31, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due to the sharp increase in pension expense for the first quarter of fiscal 2006 which is the result of an under accrual in fiscal 2005.

Interest and Other Income

      Interest and other income for the three months ended January 31, 2006 of $18,000 was unchanged for the same period in fiscal 2005. Interest and other income is comprised primarily of interest income on the $1,750,000 note receivable associated with the fiscal 2005 first quarter sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007.

Interest Expense

      Interest expense for the three months ended January 31, 2006 of $67,000 decreased $4,000 (5.5%) from $71,000 for the same period in fiscal 2005. The principal balances outstanding at January 31, 2006 and October 31, 2005 was $2,687,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. Variations in the period to period interest expense reflects Canal's repayment (including additional accrued interest on the unpaid balance due) of a portion of the interest deferred from time to time by certain noteholders to help ease the cash flow strain experienced by Canal.

(Expense) Income from Art Sales

      Other expense from art sales for the three months ended January 31, 2006 of $4,000 reflects a decrease of $26,000 from income of $22,000 for the same period in fiscal 2005. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $0 and $64,000 for the three month periods ended January 31, 2006 and 2005, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $0 and $37,000 (net of a valuation allowance of $0 and $24,000) as well as selling, general and administrative expenses of $4,000 and $5,000 for the three month periods ended January 31, 2006 and 2005, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $257,000 at January 31, 2006 increased $178,000 or 224.7% from $79,000 at October 31, 2005. Net cash used by operations in fiscal 2006 was $62,000. Substantially all of the 2006 net proceeds from the sales of real estate of $325,000 was used in operations. During fiscal 2006 Canal decreased the balance of its liabilities by a total of $186,000.

      At January 31, 2006 the Company's current assets exceed current liabilities by $0.1 million which was an increase of $0.2 million as compared to October 31, 2005 when the Company's current liabilities exceeded current assets by $0.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2006 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2006, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At January 31, 2006, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

               As of         Fixed rate        Average         Fair
            January 31,        ($ US)       Interest Rate      Value
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

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2006 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2005 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2006. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:

            Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders:

            None.

Item 5:     Other Information:

            None.

Item 6:     Exhibits and Reports on Form 8-K:

            (A)   Not applicable.

            (B)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

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

      Signature                          Title                    Date
      ---------                          -----                    ----


/S/ Michael E. Schultz            President and Chief
----------------------      Executive Officer and Director
Michael E. Schultz           (Principal Executive Officer)        March 14, 2006


                                Vice President-Finance
/S/ Reginald Schauder           Secretary and Treasurer
----------------------         (Principal Financial and
Reginald Schauder                 Accounting Officer)             March 14, 2006


/S/ Asher B. Edelman             Chairman of the Board
----------------------             and Director                   March 14, 2006
Asher B. Edelman