Form 10-Q
period 2006-04-30
CANAL CAPITAL CORP
filed 2006-06-09
CIK 101821

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the quarterly period ended April 30, 2006

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

     Title of each class                 Shares outstanding at May 31, 2006
Common stock, $0.01 par value                        4,326,929

(This document contains 46 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2006

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ............................................    3

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - April 30, 2006
       and October 31, 2005 ...............................................    4

      Consolidated Statements of Income and Comprehensive
       Income for the Six and Three Month Periods ended
       April 30, 2006 and 2005 ............................................    6

      Consolidated Statements of Changes in Stockholders'
       Equity for the One Year and Six Month Periods
       ended October 31, 2005 and April 30, 2006 ..........................   10

      Consolidated Statements of Cash Flows for the
       Six Month Periods ended April 30, 2006 and
       2005 ...............................................................   11

      Notes to Consolidated Financial Statements ..........................   13

Item II. Management's Discussion and Analysis of
         Financial Condition ..............................................   27

      Liquidity and Capital Resources .....................................   36

      Other Factors .......................................................   37

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   37

Item IV.  Controls and Procedures .........................................   38

Part II - Other Information ...............................................   39

      Items 1 through 6 ...................................................   40

      Signatures and Certifications .......................................   41

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2006 AND OCTOBER 31, 2005

                                                           APRIL 30,     OCTOBER 31,
                                                             2006           2005
                                                          (UNAUDITED)     (AUDITED)
                                                          ------------   ------------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                          $          0   $     79,190

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH APRIL 30, 2006 AND OCTOBER 31, 2005,             219,405        171,904

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $713,000 AND $767,800 AT APRIL 30, 2006
         AND OCTOBER 31, 2005                                  333,000        352,400

       STOCKYARDS INVENTORY                                      9,495         11,655

       PREPAID EXPENSES                                        111,386         32,898
                                                          ------------   ------------

            TOTAL CURRENT ASSETS                               673,286        648,047
                                                          ------------   ------------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $371,048
             AND $359,948 AT APRIL 30, 2006 AND
             OCTOBER 31, 2005, RESPECTIVELY                  1,827,873      1,840,038
                                                          ------------   ------------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $179,889 AND
             $169,455 AT APRIL 30, 2006 AND OCTOBER
             31, 2005, RESPECTIVELY                          1,115,227      1,121,258
                                                          ------------   ------------

       LONG-TERM MORTGAGE NOTE RECEIVABLE                    1,750,000      1,750,000
                                                          ------------   ------------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                 149,260        299,635

       RESTRICTED CASH - TRANSIT INSURANCE                     101,743         41,328

       INVESTMENT IN JOINT VENTURE AND OTHER ASSETS            113,720        113,720
                                                          ------------   ------------

                                                               364,723        454,683
                                                          ------------   ------------

                                                          $  5,731,109   $  5,814,026
                                                          ============   ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2006 AND OCTOBER 31, 2005

                                                      APRIL 30,      OCTOBER 31,
                                                        2006            2005
                                                     (UNAUDITED)      (AUDITED)
                                                     ------------    ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $    334,628    $    383,555
        (INCLUDES CASH OVERDRAFT OF $9,000 AT
         APRIL 30, 2006)
          PENSION PLAN PAYABLE                             63,000         149,040
       PAYABLE TO EXECUTIVE OFFICERS                            0          70,259
       ACCRUED PROFESSIONAL FEES                          100,514         140,000
       INCOME TAXES PAYABLE                                10,000          10,000
                                                     ------------    ------------
         TOTAL CURRENT LIABILITIES                        508,142         752,854
                                                     ------------    ------------

NON-CURRENT LIABILITIES:

       LONG-TERM PENSION LIABILITY                        366,691         429,691
       REAL ESTATE TAXES PAYABLE                          136,841         132,000
                                                     ------------    ------------
         TOTAL NON-CURRENT LIABILITIES                    503,532         561,691
                                                     ------------    ------------

LONG-TERM DEBT, RELATED PARTY                           2,687,000       2,687,000
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 7,050,836 AND
       7,050,836 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2006 AND OCTOBER 31, 2005,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $70,508,360
       AND $70,508,360 AT APRIL 30, 2006 AND
       OCTOBER 31, 2005, RESPECTIVELY                      70,508          70,508

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2006 AND OCTOBER 31,
       2005, RESPECTIVELY                                  53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                           28,167,647      28,137,647

  ACCUMULATED DEFICIT                                 (13,332,626)    (13,396,580)

  986,865 SHARES OF COMMON STOCK
         HELD IN TREASURY, AT COST                    (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                          (1,922,687)     (2,048,687)
                                                     ------------    ------------
                                                        2,032,435       1,812,481
                                                     ------------    ------------

                                                     $  5,731,109    $  5,814,026
                                                     ============    ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005

                                                          2006           2005
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------    -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $ 1,775,981    $ 1,647,455
    FEED AND BEDDING INCOME                                80,982         90,526
    RENTAL & OTHER INCOME                                  71,529         61,251
                                                      -----------    -----------

                                                        1,928,492      1,799,232
                                                      -----------    -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                               707,131        743,917
    OTHER OPERATING AND MAINTENANCE                       419,560        355,245
    FEED AND BEDDING EXPENSE                               72,601         68,865
    DEPRECIATION AND AMORTIZATION                          10,434         10,473
    TAXES OTHER THAN INCOME TAXES                          87,033         84,891
    GENERAL AND ADMINISTRATIVE                            195,687        179,903
                                                      -----------    -----------

                                                        1,492,446      1,443,294
                                                      -----------    -----------

INCOME FROM STOCKYARD OPERATIONS                          436,046        355,938
                                                      -----------    -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                   375,000      1,750,000
    OUTSIDE REAL ESTATE RENT                              262,228        269,233
    EXCHANGE BUILDING RENTAL INCOME                        16,703         15,302
                                                      -----------    -----------

                                                          653,931      2,034,535
                                                      -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                              253,244        900,255
    LABOR, OPERATING AND MAINTENANCE                       43,721         37,983
    DEPRECIATION AND AMORTIZATION                          11,100         11,100
    TAXES OTHER THAN INCOME TAXES                          18,000         36,000
    GENERAL AND ADMINISTRATIVE                             15,200         13,000
                                                      -----------    -----------

                                                          341,265        998,338
                                                      -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS                        312,666      1,036,197
                                                      -----------    -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                  Continued ...

                                                        2006           2005
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE                      (556,255)      (409,238)
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   192,457        982,897
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                 36,000         36,000
  INTEREST EXPENSE                                      (135,615)      (141,312)
  ART SALES AND OPERATIONS                                 1,112         17,249
                                                     -----------    -----------

                                                         (98,503)       (88,063)
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            93,954        894,834

PROVISION FOR INCOME TAXES                                     0              0
                                                     -----------    -----------

NET INCOME                                                93,954        894,834

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                   126,000              0
                                                     -----------    -----------

COMPREHENSIVE INCOME                                 $   282,954    $   894,834
                                                     ===========    ===========

NET INCOME PER COMMON SHARE - BASIC
  AND DILUTED                                        $      0.03    $      0.20
                                                     ===========    ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                          4,326,929      4,326,929
                                                     ===========    ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005

                                                           2006          2005
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                          $   813,369   $   754,481
    FEED AND BEDDING INCOME                                 37,409        42,770
    RENTAL & OTHER INCOME                                   31,266        29,903
                                                       -----------   -----------

                                                           882,044       827,154
                                                       -----------   -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                                328,892       367,670
    OTHER OPERATING AND MAINTENANCE                        203,160       172,741
    FEED AND BEDDING EXPENSE                                34,857        31,800
    DEPRECIATION AND AMORTIZATION                            5,217         5,236
    TAXES OTHER THAN INCOME TAXES                           41,555        42,221
    GENERAL AND ADMINISTRATIVE                              95,100        86,412
                                                       -----------   -----------

                                                           708,781       706,080
                                                       -----------   -----------

INCOME FROM STOCKYARD OPERATIONS                           173,263       121,074
                                                       -----------   -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                     50,000             0
    OUTSIDE REAL ESTATE RENT                               132,836       136,916
    EXCHANGE BUILDING RENTAL INCOME                          8,378         7,631
                                                       -----------   -----------

                                                           191,214       144,547
                                                       -----------   -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                24,336             0
    LABOR, OPERATING AND MAINTENANCE                        23,221        19,147
    DEPRECIATION AND AMORTIZATION                            5,550         5,550
    TAXES OTHER THAN INCOME TAXES                            9,000        18,000
    GENERAL AND ADMINISTRATIVE                               8,100         6,500
                                                       -----------   -----------

                                                            70,207        49,197
                                                       -----------   -----------

INCOME FROM REAL ESTATE OPERATIONS                         121,007        95,350
                                                       -----------   -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                                  Continued ...

                                                         2006           2005
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE                      (278,282)      (202,133)
                                                     -----------    -----------

INCOME FROM OPERATIONS                                    15,988         14,291
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                 18,000         18,000
  INTEREST EXPENSE                                       (68,441)       (70,256)
  ART SALES AND OPERATIONS                                 5,156         (4,739)
                                                     -----------    -----------

                                                         (45,285)       (56,995)
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                           (29,297)       (42,704)

PROVISION FOR INCOME TAXES                                     0              0
                                                     -----------    -----------

NET (LOSS)                                               (29,297)       (42,704)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                    63,000              0
                                                     -----------    -----------

COMPREHENSIVE INCOME (LOSS)                          $    33,703    $   (42,704)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                                        $     (0.01)   $     (0.01)
                                                     ===========    ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                          4,326,929      4,326,929
                                                     ===========    ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2005 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2006 (UNAUDITED)

                                       COMMON STOCK          PREFERRED STOCK
                                    NUMBER                  NUMBER
                                      OF                     OF
                                    SHARES      AMOUNT      SHARES      AMOUNT

BALANCE, OCTOBER 31, 2004          5,313,794   $  53,138   6,198,367   $  61,984
 NET INCOME                                0           0           0           0
 PREFERRED STOCK DIVIDEND                  0           0     852,469       8,524
 MINIMUM PEN. LIAB. ADJ                    0           0           0           0
                                  ----------------------   ---------------------

BALANCE, OCTOBER 31, 2005          5,313,794   $  53,138   7,050,836   $  70,508
 NET INCOME                                0           0           0           0
 PREFERRED STOCK DIVIDEND                  0           0           0           0
 MINIMUM PEN. LIAB. ADJ                    0           0           0           0
                                  ----------------------   ---------------------

BALANCE, APRIL  30, 2006           5,313,794   $  53,138   7,050,836   $  70,508
                                  ======================   =====================

                             ADDITIONAL                                      TREASURY
                              PAID-IN      ACCUMULATED     COMPREHENSIVE      STOCK,
                              CAPITAL        DEFICIT       (LOSS) INCOME     AT COST
BALANCE, OCTOBER 31, 2004   $ 28,060,908   ($14,031,634)    ($2,250,089)   ($11,003,545)
 NET INCOME                            0        716,166               0               0
 PREFERRED STOCK DIVIDEND         76,739        (81,112)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0         201,402               0
                            ------------   ------------    ------------    ------------

BALANCE, OCTOBER 31, 2005   $ 28,137,647   ($13,396,580)    ($2,048,687)   ($11,003,545)
 NET INCOME                            0         93,954               0               0
 PREFERRED STOCK DIVIDEND         30,000        (30,000)              0               0
 MINIMUM PEN. LIAB. ADJ                0              0         126,000               0
                            ------------   ------------    ------------    ------------
BALANCE, APRIL 30, 2006     $ 28,167,647   ($13,332,626)    ($1,922,687)   ($11,003,545)
                            ============   ============    ============    ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005

                                                               APRIL 30,
                                                       -------------------------
                                                          2006           2005
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                           $  93,954      $ 894,834
                                                       ---------      ---------

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH (USED) BY OPERATING
   ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          21,534         24,573

   GAIN  ON SALES OF REAL ESTATE                        (121,756)      (849,745)

   GAIN ON ART SALES (NET OF RESERVE)                     (9,400)       (21,988)

   MINIMUM PENSION LIABILITY ADJUSTMENT                  126,000              0

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                         (47,501)       142,561

   STOCKYARDS INVENTORY                                    2,160          3,293

   PREPAID EXPENSES                                      (78,488)       (43,644)

   RESTRICTED CASH - TRANSIT INSURANCE                   (60,415)        (3,544)

   DEFERRED LEASING AND FINANCING COSTS                        0         12,075

   DEPOSITS AND OTHER                                          0          6,500

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 (48,927)      (113,576)

   PENSION PLAN PAYABLE                                 (149,040)             0

   SALARIES PAYABLE - OFFICERS                           (70,259)       (68,409)

   ACCRUED PROFESSIONAL FEES                             (39,486)       (87,592)

   INCOME TAXES PAYABLE                                        0         (5,000)

   REAL ESTATE TAXES PAYABLE                               4,841         16,224
                                                       ---------      ---------

        TOTAL ADJUSTMENTS                               (470,737)      (988,272)
                                                       ---------      ---------

NET CASH USED BY OPERATING ACTIVITIES                   (376,783)       (93,438)
                                                       ---------      ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
                                  Continued ...

                                                             APRIL 30,
                                                     --------------------------
                                                         2006           2005
                                                         ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                     375,000              0

  PROCEEDS FROM SALES OF ART                              28,800         64,100

  COSTS RELATING TO SALES OF REAL ESTATE                 (99,690)       (52,008)

  COSTS RELATING TO SALES OF ART                               0         (4,812)

  CAPITAL EXPENDITURES                                    (6,517)             0
                                                     -----------    -----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                             297,593          7,280
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                            (79,190)       (86,158)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                 79,190         86,158
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $         0    $         0
                                                     ===========    ===========

                                                              APRIL 30,
                                                     --------------------------
                                                         2006           2005
                                                         ----           ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                           $   135,615    $   141,312
                                                     ===========    ===========

  INCOME TAXES                                       $         0    $     5,000
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  MORTGAGE NOTE RECEIVED FOR SALE OF
    REAL ESTATE                                      $         0    $ 1,750,000
                                                     ===========    ===========

  PREFERRED STOCK DIVIDENDS                          $    30,000    $    30,000
                                                     ===========    ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2006

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $9,000 and $12,000 at April 30, 2006 and October 31, 2005, respectively.

      Stockyard operations resulted in operating income of $436,000 and $356,000 for the six month periods ended April 30, 2006 and 2005, respectively. Additionally, stockyard operations contributed $1,928,000 and $1,799,000 to Canal's revenues for the six month periods ended April 30, 2006 and 2005, respectively.

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

      Real estate operations resulted in operating income of $313,000 and $1,036,000 for the six month periods ended April 30, 2006 and 2005, respectively. Included in the 2006 real estate operating income is a $122,000 gain on the sales of six acres of vacant land located in South Saint Paul, Minnesota and a one acre parcel of land located in Sioux City, Iowa. Included in the 2005 real estate operating income is a $850,000 gain on the sale of the company's South St. Paul, Minnesota Exchange Building with the associated five acres of land. Additionally, real estate operations contributed $654,000 and $2,035,000 to Canal's revenues for the six month periods ended April 30, 2006 and 2005, respectively.

      As of April 30, 2006, there are approximately 20 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of

Canal. The carrying amount of such investments was $111,000 at both April 30,2006 and October 31, 2005, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2005, and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 20 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      K) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $5,000 and interest payments of $136,000 and $141,000 for the six month period periods ended April 30,2006 and 2005, respectively.

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

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2006 and the results of its operations and its cash flows for the six month period ended April 30, 2006. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2005 and the notes thereto which are contained in Canal's 2005 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2006.

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

5.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At April 30, 2006, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                  April 30,   October 31,
($ 000's Omitted)                                    2006         2005
-----------------                                    ----         ----

Variable rate mortgage notes due
  May 15, 2009 - related party ..................   $ 2,687     $  2,687
Less -- current maturities ......................         0            0
                                                    -------     --------

Long-term debt                                      $ 2,687     $  2,687
                                                    -------     --------

6.    LEASE COMMITMENTS

      In June 2004 Canal entered into a three year lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400.

      Canal's future minimum payments required under operating leases that have initial or remaining noncancellable terms in excess of one year as of April 30, 2006 are $17,000 and $9,000, in fiscal 2006 and 2007, respectively. Net rent expense under these and other operating leases was $8,000 and $8,000 for the six months ended April 30, 2006 and 2005, respectively.

7.    RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $102,000 and $41,000 at April 30, 2006 and October 31, 2005, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.    INCOME TAXES

      At April 30, 2006, the Company has net operating loss carryforwards of approximately $12,177,000 that expire through 2018. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance decreased by approximately $50,000 and $375,000 during the six month periods ended April 30, 2006 and 2005, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

      Canal has sold two pieces of contemporary art in the first six months of fiscal 2006 as compared to the six pieces of contemporary art sold in fiscal 2005. Canal's art operations have generated operating income of approximately $1,000, and $17,000 on gross sales of approximately $30,000 and $64,000 for the six month periods ended April 30, 2006 and 2005, respectively.

      Antiquities and contemporary art represented 57% ($189,l22) and 43% ($143,878) and 54% ($189,122) and 46% ($186,778) of total art inventory at April
30, 2006 and October 31, 2005, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2006 Canal applied $54,800 of the valuation allowance against sales, thereby, decreasing the total valuation allowance to $713,000 as of April 30, 2006 as compared to $767,800 at October 31, 2005.

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

      A schedule of the Company's property on operating leases at April 30, 2006 is as follows (000's omitted):

                                        Current Year
                                        (Retirements)
                     Historical Cost      Additions
                     ---------------   ---------------             Carrying
                            Bldgs. &          Bldgs. &    Accum.     Value
Description (1)       Land  Imprvmts.   Land  Imprvmts.    Depr.   04/30/06
-----------------     ----  ---------   ----  ---------   ------   --------
New York office
Various leasehold    $    0  $     0   $   0   $     2    $     0   $     2
improvements

11 acres of land
in Omaha, NE          1,200       14       0         0         (1)    1,213
Acquired in 1976

10 acres of land
in S. St. Paul, MN      125       98       0         0        (10)      213
Acquired in 1937

18 acres of land
in Sioux City, IA       403        0      (3)        0          0       400
Acquired in 1937     ------  -------   ------  --------    ------   -------

                     $1,728  $   112   $  (3)  $     2     $  (11)  $ 1,828
                     ======  =======   ======  ========    ======   =======

      A schedule of the Company's reconciliation of property on operating leases carried for the six months ended April 30,2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                               April 30,     October 31,
                                                  2006          2005
                                                -------       -------

          Balance at beginning of year          $ 1,840       $ 2,715
          Acquisitions and Improvements               2             0
          Cost of property sold                      (3)         (848)
              Depreciation                          (11)          (27)
              Reclassifications                       0             0
                                                -------       -------
              Balance at end of the period      $ 1,828       $ 1,840
                                                -------       -------

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

      A schedule of the Company's property used in stockyard operations at April 30, 2006 is as follows (000's omitted):

                                      Current Year
                                      (Retirements)
                    Historical Cost      Additions
                    ---------------   --------------             Carrying
                          Bldgs. &          Bldgs. &    Accum.    Value
Description (1)     Land  Imprvmts.   Land  Imprvmts.   Depr.    04/30/06
-----------------   ----  ---------   ----  ---------   ------   --------

30 acres of land
in St. Joseph, MO  $  902   $  70     $  0    $   0    $    (6)   $  966
Acquired in 1942

30 acres of land
in Sioux Falls, SD    100      49        0        4         (4)      149
Acquired in 1937   ------   -----     ----    -----    --------   ------

                   $1,102   $ 119     $  0    $   4    $   (10)   $1,115
                   ======   =====     ====    =====    =======    ======

         A schedule of the Company's reconciliation of property used in stockyard operations carried for the six months ended April 30,2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                                April 30,    October 31,
                                                  2006          2005
                                                -------       -------

          Balance at beginning of year          $ 1,121       $ 1,142
          Acquisitions and Improvements               4             0
          Cost of property sold                       0             0
              Depreciation                          (10)          (21)
                                                -------       -------
              Balance at end of the period      $ 1,115       $ 1,121
                                                -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

12.   PROPERTY HELD FOR DEVELOPMENT OR RESALE

      Property held for development or resale consist of approximately 20 acres of land located in the midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at April 30, 2006 is as follows (000's omitted):

                                       Current Year
                                      (Retirements)
                   Historical Cost      Additions
                   ----------------   ---------------            Carrying
                           Bldgs. &         Bldgs. &    Accum.    Value
Description (1)     Land  Imprvmts.   Land  Imprvmts.    Depr.   04/30/06
-----------------   ----  ---------   ----  ---------   ------   --------

16 acres of land
in St. Joseph, MO   $ 39    N/A      $    0    N/A        N/A      $ 39
Acquired in 1942

0 acres of land
in S. St. Paul, MN   145    N/A      $ (145)   N/A        N/A         0
Acquired in 1937

4 acres of land
in Sioux City, IA    116    N/A      $   (6)   N/A        N/A       110
Acquired in 1937    ----    ---      -------   ---        ---       ---

                    $300    $ 0      $ (151)   $ 0        $ 0      $149
                    ====    ===      =======   ===        ===      ====

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the six months ended April 30, 2006 and the year ended October 31, 2005 is as follows (000's omitted):

                                              April 30,    October 31,
                                                2006          2005
                                              -------       -------

           Balance at beginning of year       $   300       $   817
           Acquisitions and Improvements            0             0
               Cost of property sold             (151)         (517)
           Reclassification of property             0             0
                                              -------       -------

           Balance at end of the period       $   149       $   300
                                              -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

13.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of April 30, 2006 and October 31, 2005.

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

      The components of net periodic benefit cost are as follows:

                                            Quarter Ended
                                         4/30/06        4/30/05
                                         ----------------------
Service cost                               2,800          2,600
Interest cost                             50,400         49,800
Expected return on plan assets           (53,800)       (43,200)
Amortization of prior service cost             0              0
Recognized net actuarial loss            127,800        118,200
                                        --------       --------

Net periodic service cost                127,200        127,400
                                        ========       ========

The fiscal 2006 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

During the quarter ended April 30, 2006 the Company made contributions of $149,000 into the pension plan. The Company does not expect to make any additional contributions into its pension plan during fiscal 2006.

16.   RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At April 30, 2006, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $136,000 and $141,000 and for the six month periods ended April 30, 2006 and 2005, respectively. At various times during fiscal 2005 certain holders of these notes agreed to defer interest payments due totaling approximately $28,000 as of October 31, 2005. This deferred interest liability plus accrued interest at a rate of 10% per annum, was repaid as funds became available in the second quarter of fiscal 2006. The deferred interest liability was included in accounts payable and accrued expenses at October 31, 2006. As of April 30, 2006, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

17.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2006.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE SIX MONTHS ENDED APRIL 30, 2006

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

      Stockyard operations resulted in operating income of approximately $0.4 million while contributing approximately $1.9 million to Canal's revenues for the first six months of fiscal 2006.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.3 million, while contributing $0.7 million to Canal's revenues for fiscal 2006. In the first six months of fiscal 2006, Canal sold a total of six acres of land located in South Saint Paul, Minnesota (five acres) and Sioux City, Iowa (one acre) for $0.4 million generating operating income of $0.1 million.

      As of April 30, 2006, there are approximately 20 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2006.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 20 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                       Six Months Ended April 30,
                                       --------------------------
                                           2006          2005
                                           ----          ----
                                             (In Thousands)
Revenues:

Stockyard Revenue                        $ 1,928       $ 1,799
Real Estate Revenue                          654         2,035
                                         -------       -------
    Total Revenue                          2,582         3,834
                                         -------       -------

Costs and Expenses:

Stockyard Expenses                         1,492         1,443
Real Estate Expenses                         341           999
General and Administrative Expenses          556           409
                                         -------       -------
     Total Costs and Expenses              2,389         2,851
                                         -------       -------

Income from Operations                       193           983

Other Income                                  37            53
Other Expenses                              (136)         (141)
                                         -------       -------
Net Income                               $    94       $   895
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

      Canal recognized net income of approximately $94,000 in the first six months of fiscal 2006 as compared to net income of $895,000 for the same period in fiscal 2005. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2006, and 2005) of $30,000 in both 2006 and 2005, the results attributable to common stockholders were net income of $64,000 in 2006 and net income of $865,000 in 2005. The significant increase in Canal's 2005 net income was due primarily to an $850,000 gain on the sale of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2006 decreased by $1,252,000 to $2,582,000 as compared with 2005 revenues of $3,834,000. The fiscal 2006 decrease in revenues is due primarily to a $1,750,000 sale (in the first quarter of 2005) of the Company's South Saint Paul, Minnesota Exchange Building and the associated five acres of land. This property was sold on a contract for deed payable in October 2007.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2006 AND 2005

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2006 of $1,928,000 accounted for 74.7% of the fiscal 2006 revenues as compared to stockyard revenues of $1,799,000 or 46.9% for the same period in fiscal 2005. The 2006 increase in the stockyard revenues as a percent of total revenues, is due primarily to the significant decrease in sales of real estate for the first six months of fiscal 2006. Stockyard revenues are comprised of yard handling and auction (92.1% and 91.6%), feed and bedding income (4.2% and 5.0%) and rental and other income (3.7% and 3.4%) for the six month periods ended April 30, 2006 and 2005, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard revenues for the three months ended April 30, 2006 of $882,000 accounted for 82.2% of the fiscal 2006 revenues as compared to stockyard revenues of $827,000 or 85.1% for the same period in fiscal 2005. The 2006 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the increase in sales of real estate for the second fiscal quarter of 2006. Stockyard revenues are comprised of yard handling and auction (92.2% and 91.2%), feed and bedding income (4.2% and 5.2%) and rental and other income (3.6% and 3.6%) for the three month periods ended April 30, 2006 and 2005, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2006 of $1,492,000 increased by $49,000 (3.4%) from stockyard expenses of $1,443,000 for the same period in fiscal 2005. Stockyard expenses are comprised of labor and related costs (47.4% and 51.5%), other operating and maintenance (28.1% and 24.6%), feed and bedding expense (4.9% and 4.8%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.8% and 5.9%) and general and administrative expense (13.1% and 12.5%) for the six month periods ended April 30, 2006 and 2005, respectively. The 2006 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2006 of $709,000 increased by $3,000 (3.8%) from stockyard expenses of $706,000 for the same period in fiscal 2005. Stockyard expenses are comprised of labor and related costs (46.4% and 52.1%), other operating and maintenance (28.7% and 24.5%), feed and bedding expense (4.9% and 4.5%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.9% and 6.0%) and general and administrative expense (13.4% and 12.2%) for the three month periods ended April 30, 2006 and 2005, respectively. The 2006 increase in stockyard expenses was consistent with the increase in stockyard revenues. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2006 of $654,000 accounted for 25.3% of the fiscal 2006 revenues as compared to real estate revenues of $2,035,000 or 53.1% for the same period in fiscal 2005. The fiscal 2006 decrease in real estate revenues as a percentage of total revenues is due primarily to the significant decrease in sales of real estate for the first fiscal quarter 2006. Real estate revenues are comprised of sale of real estate (57.4% and 86.0%), rentals and other lease income from the rental of vacant land and certain structures (40.1% and 13.2%), rental income from commercial office space in its Exchange Buildings (2.5% and 0.8%) and other income (0.0% and 0.0%) for the six months ended April 30, 2006 and 2005, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the sharp decrease in sales of real estate.

      Real estate revenues for the three months ended April 30, 2006 of $191,000 accounted for 17.8% of the fiscal 2006 revenues as compared to real estate revenues of $145,000 or 14.9% for the same period in fiscal 2005. The fiscal 2006 increase in real estate revenues as a percentage of total revenues is due primarily to the increase in sales of real estate for the second fiscal quarter of 2006. Real estate revenues are comprised of sale of real estate (26.2% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (69.5% and 94.7%), rental income from commercial office space in its Exchange Buildings (4.3% and 5.3%) and other income (0.0% and 0.0%) for the three months ended April 30, 2006 and 2005, respectively. The decrease in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the increase in sales of real estate.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2006 of $341,000 decreased by $657,000 (65.8%) from real estate expenses of $998,000 for the same period in fiscal 2005. The sharp decrease in real estate expenses is due to the 2006 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (74.2% and 90.2%), labor, operating and maintenance (12.8% and 3.8%), depreciation and amortization (3.3% and 1.1%), taxes other than income taxes (5.3% and 3.6%) and general and administrative expenses (4.4% and 1.3%) for the six months ended April 30, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due primarily to the decrease in the cost of real estate sold associated with the first quarter property sales discussed above coupled with other decreases in operating expenses.

      Real estate expenses for the three months ended April 30, 2006 of $70,000 increased by $21,000 (42.7%) from real estate expenses of $49,000 for the same period in fiscal 2005. The sharp increase in real estate expenses is due to the 2006 increase in real estate sales. Real estate expenses are comprised of the cost of real estate sold (34.7% and 0.0%), labor, operating and maintenance (33.1% and 38.9%), depreciation and amortization (7.9% and 11.3%), taxes other than income taxes (12.8% and 36.6%) and general and administrative expenses (11.5% and 13.2%) for the three months ended April 30, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due primarily to the increase in the cost of real estate sold associated with the second quarter property sales discussed above coupled with other decreases in operating expenses.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2006 of $556,000 increased by $147,000 (35.9%) from expenses of $409,000 for the same period in fiscal 2005. The major components of general and administrative expenses are officers salaries (41.8% and 56.8%), pension expense (22.7% and 1.5%), insurance expense (6.2% and 10.0%), office salaries (8.8% and 11.6%), travel expense (3.2% and 4.1%), rent (1.5% and 2.0%) and professional fees (4.8% and 1.3%) for the six month periods ended April 30, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due to the sharp increase in pension expense for the first six months of fiscal 2006 which is the result of an under accrual in fiscal 2005.

      General and administrative expenses for the three months ended April 30, 2006 of $278,000 increased by $76,000 (37.7%) from expenses of $202,000 for the same period in fiscal 2005. The major components of general and administrative expenses are officers salaries (41.8% and 57.5%), pension expense (22.6% and 1.5%), insurance expense (6.1% and 10.2%), office salaries (8.6% and 12.0%), travel expense (2.7% and 3.3%), rent (1.5% and 2.0%) and professional fees (4.7% and 2.2%) for the three month periods ended April 30, 2006 and 2005, respectively. The percentage variations in the year to year comparisons are due to the sharp increase in pension expense for the second quarter of fiscal 2006 which is the result of an under accrual in fiscal 2005.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2006 of $36,000 was unchanged for the same period in fiscal 2005. Interest and other income is comprised primarily of interest income on the $1,750,000 note receivable associated with the fiscal 2005 first quarter sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007.

Interest Expense

      Interest expense for the six months ended April 30, 2006 of $135,000 decreased $6,000 (4.0%) from $141,000 for the same period in fiscal 2005. The principal balances outstanding at April 30, 2006 and October 31, 2005 was $2,687,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. Variations in the period to period interest expense reflects a combination of an $80,000 decrease in the principal balance outstanding coupled with Canal's repayment (including additional accrued interest on the unpaid balance due) of a portion of the interest deferred from time to time by certain noteholders to help ease the cash flow strain experienced by Canal.

(Expense) Income from Art Sales

      Other income from art sales for the six months ended April 30, 2006 of $1,000 reflects a decrease of $16,000 from income of $17,000 for the same period in fiscal 2005. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $29,000 and $64,000 for the six month periods ended April 30, 2006 and 2005, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $20,000 and $37,000 (net of a valuation allowance of $55,000 and $24,000) as well as selling, general and administrative expenses of $8,000 and $10,000 for the six month periods ended April 30, 2006 and 2005, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $0 at April 30, 2006 decreased $79,000 or 100.0% from $79,000 at October 31, 2005. Net cash used by operations in fiscal 2006 was $377,000. Substantially all of the 2006 net proceeds from the sales of real estate of $375,000 was used in operations. During fiscal 2006 Canal decreased the balance of its liabilities by a total of $177,000.

      At April 30, 2006 the Company's current assets exceed current liabilities by $0.1 million which was an increase of $0.2 million as compared to October 31, 2005 when the Company's current liabilities exceeded current assets by $0.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2006 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2006, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

      At April 30, 2006, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
           April 30,        ($ US)       Interest Rate      Value
           ---------      ----------     -------------      -----
            2006           $     0            N/A
            2007                 0            N/A
            2008                 0            N/A
            2009             2,687            10%
            2010                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,687                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2006 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2005 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2006. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:

            Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

            None.

Item 5: Other Information:

            None.

Item 6: Exhibits and Reports on Form 8-K:

            (A) Not applicable.
            (B) None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of June, 2006.

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

      Signature                      Title                    Date
      ---------                      -----                    ----

                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)    June 9, 2006
Michael E. Schultz

                            Vice President-Finance
                            Secretary and Treasurer
/S/ Reginald Schauder      (Principal Financial and
----------------------        Accounting Officer)          June 9, 2006
Reginald Schauder


/S/ Asher B. Edelman        Chairman of the Board
----------------------          and Director               June 9, 2006
Asher B. Edelman