Form 10-K
period 2006-10-31
CANAL CAPITAL CORP
filed 2007-01-24
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2006

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________
                        Commission File Number 002-96666

                            CANAL CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                 51-0102492
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

      490 WHEELER ROAD SUITE 185
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2007, was approximately $164,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2007 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2006 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  Business..........................................................   1
ITEM 2   Properties........................................................   6
ITEM 3.  Legal Proceedings.................................................   7
ITEM 4.  Submission of Matters to a Vote of Security Holders...............   7

                                     PART II

ITEM 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters...............................................   8
ITEM 6.  Selected Consolidated Financial Data..............................   9
ITEM 7.  Management's Discussion and Analysis of the
         Results of Operations and Financial Condition.....................  11
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk.......................................................  24
ITEM 8.  Financial Statements and Supplementary Data.......................  25
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................  25
ITEM 9A. Controls and Procedures...........................................  25
ITEM 9B. Other Information.................................................  25

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................  26
ITEM 11. Executive Compensation............................................  27
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ...................  29
ITEM 13. Certain Relationships and Related Transactions....................  31
ITEM 14. Principal Accounting Fees and Services ...........................  31

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K...............................................  32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................. F-1

SIGNATURES................................................................. S-1

EXHIBITS................................................................... E-1

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.6 million, while contributing $1.1 million to Canal's revenues for fiscal 2006. During fiscal 2006, Canal sold approximately 8 acres of land located in three states (Iowa - 1 acre, Minnesota - 5 acres and Nebraska - 2 acres and the associated structures) for $0.6 million generating operating income of $0.2 million.

      As of October 31, 2006,  there are  approximately  20 acres of undeveloped land owned by Canal located in four Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2007.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2007. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.5 million while contributing approximately $3.3 million to Canal's revenues for fiscal 2006.

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

      In fiscal 2006, Canal sold 2 pieces of contemporary art for $29,000 which sales generated a gross margin of $9,000 and after other selling and administrative expenses of $16,000 resulted in a loss of $7,000. Antiquities and contemporary art represented 57% ($189,122) and 43% ($143,878) and 54% ($189,122) and 46% ($163,278) of total art inventory at October 31, 2006 and 2005, respectively.

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

      Employees - At October 31, 2005, Canal had approximately 75 employees.

      Executive Officers - At October 31, 2006 Canal's Executive Officers were:

                                      Held
             Name            Age      Since         Title
             ----            ---      -----         -----

      Asher B. Edelman       67       1991       Chairman of the Board

      Michael E. Schultz     70       1991       President and Chief
                                                 Executive Officer

      Reginald Schauder      57       1989       Vice President, Chief
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

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2006 include:

      New York Headquarters - Canal leases approximately 1,000 square feet of office space located in Hauppauge, New York, which lease expires May 31, 2010.

                                                             Leased     Held for
                    Year      Total   Exchange    Stkyds    to Third    Develop-
   Location       Acquired   Site(2)   Bldgs.   Opertns(1)   Parties    ment (3)
   --------       --------   -------   ------   ----------   -------    --------
St. Joseph, MO      1942        46        0         30           0         16
S. St. Paul, MN     1937        10        0          0          10          0
Sioux City, IA      1937        22        0          0          18          4
Omaha, NE           1976         9        0          0           9          0
Sioux Falls, SD     1937        31        1         30           0          0
                              ----     ----       ----        ----       ----
    Total                      118        1         60          37         20
                              ----     ----       ----        ----       ----

The following schedule shows the average occupancy rate and average rental rate of Canal's Exchange Building located in Sioux Falls, South Dakota:

                                     2006                        2005
                           ------------------------    -------------------------
                           Occupancy     Average(4)    Occupancy     Average(4)
Location                      Rate      Rental Rate       Rate       Rental Rate
--------                   ------------------------    -------------------------

Sioux Falls, SD                90%        $ 7.00           90%         $ 7.00

NOTES

(1) Canal operates two central public stockyards.

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

      Canal was not a party to any ongoing litigation at October 31, 2006. The following situation did arise in fiscal 2005.

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

      This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2006.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2006 as reported on the "pink sheets" were:

                                           Fiscal 2006            Fiscal 2005
                                        -----------------      -----------------
Quarter Ended                            High       Low         High       Low
-------------                            ----       ---         ----       ---

January 31 .........................    $ 0.15 --  $ 0.10      $ 0.10 --  $ 0.05

April 30 ...........................    $ 0.15 --  $ 0.10      $ 0.10 --  $ 0.05

July 31 ............................    $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

October 31 .........................    $ 0.10 --  $ 0.05      $ 0.10 --  $ 0.05

Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2006 or 2005. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2007, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                         YEARS ENDED OCTOBER 31,
                                                         -----------------------
STATEMENT OF OPERATIONS DATA             2006         2005        2004         2003         2002
                                       -----------------------------------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES FROM CONTINUING OPERATIONS    $4,404(1)    $6,467(2)   $4,199(3)    $4,760(4)    $5,413(5)

NET (LOSS) INCOME                      ($ 322)      $  716      ($ 577)      ($ 537)      $  426

(LOSS) INCOME PER SHARE:

BASIC                                  ($0.10)      $ 0.15      ($0.15)      ($0.16)      $ 0.07

DILUTED                                ($0.10)      $ 0.15      ($0.15)      ($0.16)      $ 0.07

   CASH DIVIDENDS PAID                 $ 0.00       $ 0.00      $ 0.00       $ 0.00       $ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                               4,327        4,327       4,327        4,327        4,327

  - DILUTED                             4,327        4,327       4,327        4,327        4,327

                                                             OCTOBER 31,
                                                             -----------
                                           2006       2005       2004       2003       2002
                                         ---------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

  CURRENT ASSETS                         $ 2,283    $   648    $   824    $   477    $   636
  PROPERTY ON OPERATING LEASES, NET        1,763      1,840      2,715      2,874      3,337
  PROPERTY USED AS STOCKYARDS              1,100      1,121      1,142      1,136      1,176
  MORTGAGE NOTE RECEIVABLE                     0      1,750          0          0          0
  ART INVENTORY NON-CURRENT                    0          0          0        460        622
  OTHER ASSETS                               313        455      1,000      1,195        742
                                         ---------------------------------------------------

TOTAL ASSETS                             $ 5,459    $ 5,814    $ 5,681    $ 6,142    $ 6,513
                                         ---------------------------------------------------

  CURRENT LIABILITIES                    $   606    $   753    $   925    $   765    $   585
  NON-CURRENT LIABILITIES                    436        562      1,098      1,208      1,282
  LONG-TERM DEBT                           2,687      2,687      2,767      2,767      2,667
  STOCKHOLDERS' EQUITY                     1,730      1,812        891      1,402      1,979
                                         ---------------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)    $ 5,459    $ 5,814    $ 5,681    $ 6,142    $ 6,513
                                         ---------------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END      4,327      4,327      4,327      4,327      4,327

ITEM 6. Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily to a $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations.

(2) The revenue increase was due primarily to a $2.5 million increase in sales of real estate offset by a decrease in exchange building rent.

(3) The revenue decrease was due primarily to a $0.4 million decrease in stockyard revenues coupled with a $0.2 million decrease in sales of real estate.

(4) The revenue decrease was due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

(5) The revenue increase was due primarily to a $0.4 million increase in sales of real estate which was offset to a certain extent by a $0.2 million decrease in stockyard revenues.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.6 million, while contributing $1.1 million to Canal's revenues for fiscal 2006. During fiscal 2006, Canal sold approximately 8 acres of land located in three states (Iowa - 1 acre, Minnesota - 5 acres and Missouri - 2 acres and the associated structures) for $0.6 million generating operating income of $0.2 million.

      As of October 31, 2006,  there are  approximately  20 acres of undeveloped land owned by Canal located in four Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2007.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2007. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.5 million while contributing approximately $3.3 million to Canal's revenues for fiscal 2006.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                 Fiscal Year Ended October 31,
                                                 -----------------------------
                                                 2006        2005        2004
                                                 ----        ----        ----
                                                         (In Thousands)
Revenues:
Real Estate Revenue                             $ 1,133     $ 3,391     $ 1,228
Stockyard Revenue                                 3,271       3,076       2,971
                                                -------     -------     -------
    Total Revenue                                 4,404       6,467       4,199
                                                -------     -------     -------

Costs and Expenses:
Real Estate Expenses                                523       1,698         814
Stockyard Expenses                                2,796       2,680       2,634
General and Administrative Expenses               1,195       1,152       1,062
                                                -------     -------     -------
     Total Costs and Expenses                     4,514       5,530       4,510
                                                -------     -------     -------

(Loss) Income from Operations                      (110)        937        (311)
Other Income                                         96          98         158
Other Expenses                                     (308)       (319)       (424)
                                                -------     -------     -------

Net (Loss) Income                               $  (322)    $   716     $  (577)
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

      Canal recognized a net loss of $0.3 million for 2006 as compared to the 2005 net income of $0.7 million and the 2004 net loss of $0.6 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2006, 2005 and 2004 of $92,000 in 2006, $81,000 in 2005 and $49,000 in 2004, the results attributable to common stockholders were a net loss of $0.4 million in 2006, net income of $0.6 million in 2005 and a net loss of $0.6 million in 2004. Canal's 2006 net loss of $0.3 million is due primarily to the $1.1 million decrease in the gain on sale of real estate. Canal's 2005 net income was due primarily to a $2.5 million increase in sales of real estate which generated operating income of $1.3 million.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2006 decreased by $2.1 million to $4.4 million as compared with 2005 revenues which had increased by $2.3 million to $6.5 million as compared with 2004 revenues of $4.2 million. The fiscal 2006 decrease in revenues is due primarily to the $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations. The fiscal 2005 increase in revenues is due primarily to the $2.5 million increase in sales of real estate.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2006 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                           More
                                       Less Than    1 - 3      3 - 5       Than
                              Total      1 year     Years      Years      5 Yrs.
                              -----      ------     -----      -----      ------

Pension Plan Liability (a)   $   458    $   127    $   243    $    88    $     0
Mortgage Notes Payable (b)     2,687          0      2,687          0          0
                             -------    -------    -------    -------    -------

                             $ 3,145    $   127    $ 2,930    $    88    $     0
                             -------    -------    -------    -------    -------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2006 AND 2005

Real Estate Revenues

      Real estate revenues for 2006 of $1.1 million accounted for 25.7% of the 2006 revenues as compared to revenues of $3.4 million or 52.4% for 2005. Real estate revenues are comprised of sale of real estate (51.2% and 82.9%), rentals and other lease income from the rental of vacant land and certain structures (45.9% and 16.2%), rental income from commercial office space in its Exchange Buildings (2.9% and 0.9%), and other income (0.0% and 0.0%) for 2006 and 2005, respectively. The 2006 decrease is due primarily to the $2.2 million decrease in sales of real estate. The other percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 2006.

Real Estate Expenses

      Real estate expenses for 2006 of $0.5 million decreased by $1.2 million (69.2%) from $1.7 million in 2005. Real estate expenses are comprised of cost of real estate sold (64.8% and 88.1%), labor, operating and maintenance (17.3% and 4.8%), depreciation and amortization (4.5% and 1.3%), taxes other than income taxes (7.1% and 4.2%), and general and administrative and other expenses (6.3% and 1.6%) for 2006 and 2005, respectively. The 2006 decrease in the cost of real estate sold is due to the decrease in real estate sales discussed above. The percentage variations in the year to year comparisons of the other real estate operating expenses is also due to the sharp decrease in cost of real estate sold in fiscal 2006.

Stockyard Revenues

      Stockyard revenues for 2006 of $3.3 million accounted for 74.3% of the 2006 revenues as compared to revenues of $3.1 million or 47.6% for 2005. Stockyard revenues are comprised of yard handling and auction (90.2% and 91.0%), feed and bedding income (4.5% and 4.9%), rental and other income (5.3% and 4.1%) for 2006 and 2005, respectively. The 2006 increase in stockyard revenues as a percent of total revenues is due to the $2.2 million decrease in sales of real estate this year. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2006 of $2.8 million increased by $0.1 million (4.3%) from $2.7 million in 2005. Stockyard expenses are comprised of labor and related costs (48.7% and 52.8%), operating and maintenance (28.5% and 25.1%), feed and bedding expense (4.6% and 4.4%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (5.9% and 6.0%) and general and administrative expenses (11.5% and 10.9%) for 2006 and 2005, respectively. The 2006 increase is due primarily to across the board increases consistent with the revenue increase in fiscal 2006. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for 2006 of $1.2 million were unchanged from 2005. The major components of general and administrative expenses are officers salaries (41.4% and 40.7%),pension expense (22.4% and 21.2%), insurance expense (9.0% and 10.1%), office salaries (8.3% and 8.6%), travel expense (3.4% and 3.0%), rent expense (1.5% and 1.4%) and legal fees (4.7% and 5.5%) for 2006 and 2005, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for 2006 of $0.3 million decreased slightly (3.1%) from $0.3 million in 2005. The 2006 decrease is due primarily to a small reduction ($80,000) in the aggregate outstanding long-term debt toward the end of fiscal 2005. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2006 and 2005. At October 31, 2006 the outstanding balance of these notes was $2,687,000.

Interest and Other Income

      Interest and other income of $96,000 for 2006 increased $12,000 (14.7%) from $84,000 in fiscal 2005. Interest and other income is primarily comprised of dividend and interest income. Included in the 2006 interest and other income is $72,000 of interest income on the mortgage note receivable associated with the 2004 sale of the St. Paul, Minnesota Exchange Building.

Income from Art Sales

      In fiscal 2006, Canal recognized a loss from art sales of $7,000 as compared to income of $14,000 for fiscal 2005. The 2006 decrease reflects the overall decrease in sales of art during 2006 as compared to 2005. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2006, Canal sold two pieces of contemporary art generating gross proceeds of $29,000 as compared to fiscal 2005 sales of six pieces of contemporary art generating gross proceeds of $92,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2006, Canal incurred cost of inventory sold of $19,000 (net of a valuation allowance of $55,000) as well as selling, general and administrative expenses of $16,000 as compared to fiscal 2005 cost of inventory sold of $61,000 (net of a valuation allowance of $171,000) and selling, general and administrative expenses of $17,000. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

      Other expense of $32,000 for 2006 decreased $7,000 (19.9%) from $39,000 in fiscal 2005. Other expenses are primarily related to the administration of the company's pension plans.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2005 AND 2004

Real Estate Revenues

      Real estate revenues for 2005 of $3.4 million accounted for 52.4% of the 2005 revenues as compared to revenues of $1.2 million or 29.2% for 2004. Real estate revenues are comprised of sale of real estate (82.9% and 22.4%), rentals and other lease income from the rental of vacant land and certain structures (16.2% and 43.8%), rental income from commercial office space in its Exchange Buildings (0.9% and 33.8%), and other income (0.0% and 0.0%) for 2005 and 2004, respectively. The 2005 increase is due primarily to the $2.5 million increase in sales of real estate. The significant decrease in rental income is due to the November 1, 2004 sale of the St. Paul, Minnesota Exchange Building. The other percentage variations in the year to year comparisons are due primarily to the increase in real estate sales in 2005.

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

Related Party Transactions

      Interest Expense Related Party - At October 31, 2006, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $270,000, $279,000 and $284,000 for the years ended October 31, 2006, 2005 and 2004, respectively. At various times during fiscal 2006 certain holders of these notes agreed to defer interest payments due them. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available prior to year end. As of October 31, 2006, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2005 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                       Less Than    1 - 3      3 - 5       Over
                              Total      1 year     Years      Years      5 Yrs.
                              -----      ------     -----      -----      ------

Pension Plan Liability (a)   $   607    $   149    $   243    $   215    $     0
Mortgage Notes Payable (b)     2,687          0      2,687          0          0
                             -------    -------    -------    -------    -------
                             $ 3,294    $   149    $ 2,930    $   215    $     0
                             -------    -------    -------    -------    -------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $38,000 at October 31, 2006 decreased $41,000 or 51.9% from $79,000 at October 31, 2005. Net cash used by operations in fiscal 2006 was $0.5 million. Substantially all of the 2006 net proceeds from the sale of real estate and art of $0.6 million was used in operations, to reduce current liabilities and to meet the company's long-term pension liability.

      At October 31, 2006 the Company's current assets exceeded current liabilities by approximately $1.6 million which represented an increase of $1.7 million over October 31, 2005 when current liabilities exceeded current assets by approximately $0.1 million which was unchanged from fiscal 2004.

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

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2006. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                               QUARTER ENDED
                             JAN. 31,  APRIL 30,  JULY 31,   OCT. 31,
                               2006      2006       2006       2006      TOTAL
                             --------  ---------  --------   --------   -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES         $   463   $   191    $   137    $   342    $ 1,133
REAL ESTATE EXPENSES             271        70         45        137        523
                             -------   -------    -------    -------    -------
   OPERATING INCOME          $   192   $   121    $    92    $   205    $   610
                             -------   -------    -------    -------    -------

STOCKYARD REVENUES           $ 1,047   $   882    $   654    $   688    $ 3,271
STOCKYARD EXPENSES               784       709        643        660      2,796
                             -------   -------    -------    -------    -------
   OPERATING INCOME          $   263   $   173    $    11    $    28    $   475
                             -------   -------    -------    -------    -------

NET INCOME (LOSS)            $   123   $   (29)   $  (221)   $  (195)   $  (322)
                             =======   =======    =======    =======    =======
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED              $  0.03   $ (0.01)   $ (0.06)   $ (0.06)   $ (0.10)
                             =======   =======    =======    =======    =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED                4,327     4,327      4,327      4,327      4,327
                             =======   =======    =======    =======    =======

                                               QUARTER ENDED
                             JAN. 31,  APRIL 30,  JULY 31,   OCT. 31,
                               2005      2005       2005       2005      TOTAL
                             --------  ---------  --------   --------   -------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES         $ 1,890   $   144    $ 1,220    $   137    $ 3,391
REAL ESTATE EXPENSES             949        49        648         52      1,698
                             -------   -------    -------    -------    -------
   OPERATING INCOME          $   941   $    95    $   572    $    85    $ 1,693
                             -------   -------    -------    -------    -------

STOCKYARD REVENUES           $   972   $   827    $   550    $   727    $ 3,076
STOCKYARD EXPENSES               737       706        600        637      2,680
                             -------   -------    -------    -------    -------
   OPERATING INCOME          $   235   $   121    $   (50)   $    90    $   396
                             -------   -------    -------    -------    -------

NET INCOME (LOSS)            $   938   $   (43)   $   246    $  (425)   $   716
                             =======   =======    =======    =======    =======
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED              $  0.21   $ (0.01)   $  0.05    $ (0.10)   $ (0.15)
                             =======   =======    =======    =======    =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED                4,327     4,327      4,327      4,327      4,327
                             =======   =======    =======    =======    =======

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

      At October 31, 2006, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

               As of           Fixed rate        Average          Fair
            October 31,          ($ US)       Interest Rate       Value
            -----------        ----------     -------------       -----

               2007             $     0            N/A

               2008                   0            N/A

               2009               2,687            10%

               2010                   0            N/A

               2011                   0            N/A

               Thereafter             0            N/A
                                -------

               Total            $ 2,687                           N/A (A)
                                -------                           -------

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

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2006, the Board of Directors held three meetings.

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

      Asher B. Edelman, age 67, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman was a Director, Vice- Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") from March 1985 to December 2003.

      Michael E. Schultz, age 70, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Reginald Schauder, age 57, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2006 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                        Year                  Salary
     --------                        ----                  ------

Michael E. Schultz                   2006                $ 175,000
President and Chief                  2005                $ 175,000
  Executive Officer                  2004                $ 175,000

Asher B. Edelman                     2006                $ 175,000
Chairman of the Board                2005                $ 175,000
  and Executive Committee            2004                $ 175,000

Reginald Schauder                    2006                $ 115,000
Vice President, Chief                2005                $ 115,000
  Financial Officer                  2004                $ 115,000
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001. Additionally, effective November 1, 2002 Mr. Schauder agreed to defer receipt for $6,300 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2006, the total liability under these agreements was paid in full. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses in the amount of approximately $12,000 as of October 31, 2006.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2006. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan see Note 9.

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

      During the 2005 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2006, there were no options outstanding under the 1985 Plan.

Compensation Committee - Interlocks and Insider Participation

      The Board of Directors (comprised of Asher B. Edelman, Chairman of the Board and Chairman of the Executive Committee, Michael E. Schultz, President and Chief Executive Officer) determines the compensation of the Chief Executive Officer and the Company's other executive officers and administers the Company's 1984 Employees Stock Option Plan and 1985 Directors Stock Option Plan.

      In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. In the past, the Company had been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates were directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included The CattleSale Company (formerly known as Dynacore Holdings Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence. At October 31, 2006, the Company had no such investments.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2007 were:

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2007, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                               No. of Common Shares     Percent of Class
     Name                      Beneficially owned (a)    of Common Stock

Asher B. Edelman                   1,909,605 (b)             44.13

Reginald Schauder                        100 (c)              0.01

Michael E. Schultz                    58,835 (d)(e)           1.36
                                   ---------

All Directors and Officers
  as a group (3 persons)           1,968,540                 45.50
                                   =========

      (a) Under applicable regulations of the Securities and Exchange Commission (the "SEC"), a person who has or shares the power to direct the voting or disposition of stock is considered a "beneficial owner". Each director and officer referred to in the above table has the sole power to direct the voting and disposition of the shares shown, except as otherwise set forth in footnote
(e)below.

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

      (c) Represents 100 shares owned directly.

      (d) Represents 58,835 shares owned directly.

      (e) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

ITEM 13. Certain Relationships and Related Transactions

      See:  Item 11 "Compensation Committee Interlocks and Insider
            Participation"

ITEM 14. Principal Accounting Fees and Services

      The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2006 and 2005:

                                          2006          2005
                                          ----          ----
            Audit fees                 $ 55,000      $ 55,000
            Tax fees                          0             0
            All other fees                3,000         3,000
                                       --------      --------
                                       $ 58,000      $ 58,000
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

    31            Certification  Pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002

    32            Certification  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act of 2002

INVESTOR INFORMATION

Annual Meeting                              Corporate Headquarters

The Annual Meeting of Shareholders          490 Wheeler Road, Suite 185
of Canal Capital Corporation will           Hauppauge, NY  11788
be held in our offices at 490
Wheeler Road, Suite 185, Hauppauge,
NY, 11788 on a date to be announced.

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Report of Independent Registered Public Accounting
             Firm .......................................................   F-2

         Consolidated Balance Sheets as of October 31, 2006
             and 2005....................................................   F-3

         Consolidated Statements of Operations and Comprehensive
             (Loss) Income for the years ended October 31, 2006,
             2005 and 2004...............................................   F-5

         Consolidated Statements of Stockholders' Equity for the
             years ended October 31, 2006, 2005 and 2004 ................   F-7

         Consolidated Statements of Cash Flows for the
             years ended October 31, 2006, 2005 and 2004.................   F-8

         Notes to Consolidated Financial Statements......................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

                                             /S/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 16, 2007                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                       -------------------------
                                                          2006          2005
                                                          ----          ----

                        ASSETS

CURRENT ASSETS:

     CASH AND CASH EQUIVALENTS                         $    38,121   $    79,190

     MORTGAGE NOTE RECEIVABLE                            1,750,000             0

     NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
           ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
           ZERO AT BOTH OCTOBER 31, 2006 AND 2005          117,128       171,904

     ART INVENTORY, NET OF A VALUATION ALLOWANCE
           OF $ 713,000 AND $767,800 AT OCTOBER
           31, 2006 AND 2005, RESPECTIVELY                 333,000       352,400

     STOCKYARDS INVENTORY                                   11,270        11,655

     PREPAID EXPENSES                                       33,885        32,898
                                                       -----------   -----------

          TOTAL CURRENT ASSETS                           2,283,404       648,047
                                                       -----------   -----------

NON-CURRENT ASSETS:

     PROPERTY ON OPERATING LEASES, NET OF
           ACCUMULATED DEPRECIATION OF $ 383,624
           AND $ 359,498 AT OCTOBER 31, 2006
           AND 2005, RESPECTIVELY                        1,763,182     1,840,038
                                                       -----------   -----------

     PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
           ACCUMULATED DEPRECIATION OF $ 199,052
           AND $ 169,455 AT OCTOBER 31, 2006 AND
           2005, RESPECTIVELY                            1,099,661     1,121,258
                                                       -----------   -----------

        MORTGAGE NOTE RECEIVABLE                                 0     1,750,000
                                                       -----------   -----------

OTHER ASSETS:

     PROPERTY HELD FOR DEVELOPMENT OR RESALE               149,260       299,635
     RESTRICTED CASH - TRANSIT INSURANCE                    49,746        41,328
     DEPOSITS AND OTHER                                    113,720       113,720
                                                       -----------   -----------

                                                           312,726       454,683
                                                       -----------   -----------

                                                       $ 5,458,973   $ 5,814,026
                                                       ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               October 31,
                                                           --------------------
                                                           2006            2005
                                                           ----            ----
                LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES     $    282,968    $    383,555
       PENSION PLAN PAYABLE                                 126,844         149,040
       SALARIES PAYABLE - OFFICERS                           11,873          70,259
       ACCRUED PROFESSIONAL FEES                            112,417         140,000
       COMMERCIAL RENT TAX PAYABLE                           61,500               0
       INCOME TAXES PAYABLE                                  10,000          10,000
                                                       ------------    ------------

         TOTAL CURRENT LIABILITIES                          605,602         752,854
                                                       ------------    ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                          331,271         429,691
       REAL ESTATE TAXES PAYABLE                            104,437         132,000
                                                       ------------    ------------

         TOTAL NON-CURRENT LIABILITIES                      435,708         561,691
                                                       ------------    ------------

LONG-TERM DEBT, RELATED PARTY                             2,687,000       2,687,000
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 8,014,137 AND
       7,050,836 SHARES ISSUED AND OUTSTANDING AT
       OCTOBER 31, 2006 AND 2005, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10.00
       PER SHARE FOR $ 80,141,370 AND $ 70,508,360
       AT OCTOBER 31, 2006 AND 2005, RESPECTIVELY            80,141          70,508

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
       AT OCTOBER 31, 2006 AND 2005, RESPECTIVELY            53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                             28,224,358      28,137,647

  ACCUMULATED DEFICIT                                   (13,811,198)    (13,396,580)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                        (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME (LOSS):
     PENSION VALUATION RESERVE                           (1,812,231)     (2,048,687)
                                                       ------------    ------------

                                                          1,730,663       1,812,481
                                                       ------------    ------------

                                                       $  5,458,973    $  5,814,026
                                                       ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME

                                                     October 31,
                                          ----------------------------------
                                          2006           2005           2004
                                          ----           ----           ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE               $   580,000    $ 2,810,000    $   275,094
    OUTSIDE REAL ESTATE RENT              519,734        550,571        537,440
    EXCHANGE BUILDING RENT                 33,134         30,564        415,250
    OTHER INCOME                                0              0            500
                                      -----------    -----------    -----------
                                        1,132,868      3,391,135      1,228,284
                                      -----------    -----------    -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD              338,756      1,495,345        171,536
    LABOR, OPERATING AND MAINTENANCE       90,674         82,204        314,560
    DEPRECIATION AND AMORTIZATION          23,676         22,200        133,004
    TAXES OTHER THAN INCOME TAXES          37,200         72,000        150,000
    GENERAL AND ADMINISTRATIVE             32,400         26,500         44,617
                                      -----------    -----------    -----------
                                          522,706      1,698,249        813,717
                                      -----------    -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS        610,162      1,692,886        414,567
                                      -----------    -----------    -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION           2,949,367      2,798,927      2,694,231
    FEED AND BEDDING INCOME               147,147        150,009        148,339
    RENTAL & OTHER INCOME                 174,674        126,878        128,094
                                      -----------    -----------    -----------
                                        3,271,188      3,075,814      2,970,664
                                      -----------    -----------    -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS             1,361,572      1,414,847      1,289,174
    OTHER OPERATING AND MAINTENANCE       796,627        672,470        735,536
    FEED AND BEDDING EXPENSE              129,012        116,464        119,403
    DEPRECIATION AND AMORTIZATION          21,597         20,947         24,401
    TAXES OTHER THAN INCOME TAXES         166,256        161,575        162,256
    GENERAL AND ADMINISTRATIVE            320,829        293,875        303,390
                                      -----------    -----------    -----------
                                        2,795,893      2,680,178      2,634,160
                                      -----------    -----------    -----------

INCOME FROM STOCKYARD OPERATIONS          475,295        395,636        336,504
                                      -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSE     (1,195,596)    (1,151,543)    (1,061,582)
                                      -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS            (110,139)       936,979       (310,511)
                                      -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME
                                  Continued ...

                                                          October 31,
                                               ----------------------------------
                                               2006           2005           2004
                                               ----           ----           ----
OTHER (EXPENSES) INCOME:

  INTEREST AND OTHER INCOME                     96,296         83,974         13,073

  INTEREST EXPENSE-RELATED PARTY              (270,482)      (279,183)      (283,733)

  INCOME (LOSS) FROM ART SALES                  (6,520)        13,806        138,531

  REALIZED INCOME (LOSS) ON INVESTMENTS              0              0          5,189

  OTHER EXPENSE                                (31,579)       (39,410)      (139,776)
                                           -----------    -----------    -----------

                                              (212,285)      (220,813)      (266,716)
                                           -----------    -----------    -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                (322,424)       716,166       (577,227)

PROVISION FOR INCOME TAXES                           0              0              0
                                           -----------    -----------    -----------

NET (LOSS) INCOME                             (322,424)       716,166       (577,227)

OTHER COMPREHENSIVE INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT        236,456        201,402         65,454
                                           -----------    -----------    -----------

COMPREHENSIVE (LOSS) INCOME                $   (96,752)   $   917,568    $  (511,773)
                                           ===========    ===========    ===========

NET (LOSS) INCOME PER COMMON SHARE:

  - BASIC                                  $     (0.10)   $      0.15    $     (0.15)

  - DILUTED                                $     (0.10)   $      0.15    $     (0.15)

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                    4,326,929      4,326,929      4,326,929

  - DILUTED                                  4,326,929      4,326,929      4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2006, 2005, AND 2003

                                    COMMON STOCK             PREFERRED STOCK
                                 NUMBER                    NUMBER
                                   OF                        OF
                                 SHARES       AMOUNT       SHARES       AMOUNT

BALANCE, NOVEMBER 1, 2003       5,313,794   $   53,138    5,443,979   $   54,440
 NET LOSS                               0            0            0            0
 PREFERRED STOCK DIVIDEND               0            0      754,388        7,544
 MINIMUM PEN. LIAB. ADJ.                0            0            0            0
                               -----------------------   -----------------------

BALANCE, OCTOBER 31, 2004       5,313,794   $   53,138    6,198,367   $   61,984
 NET LOSS                               0            0            0            0
 PREFERRED STOCK DIVIDEND               0            0      852,469        8,524
 MINIMUM PEN. LIAB. ADJ.                0            0            0            0
                               -----------------------   -----------------------

BALANCE, OCTOBER 31, 2005       5,313,794   $   53,138    7,050,836   $   70,508
 NET LOSS                               0            0            0            0
 PREFERRED STOCK DIVIDEND               0            0      963,301        9,633
 MINIMUM PEN. LIAB. ADJ.                0            0            0            0
                               -----------------------   -----------------------
BALANCE, OCTOBER 31, 2006       5,313,794   $   53,138    8,014,137   $   80,141
                               =======================   =======================

                               ADDITIONAL                                    TREASURY STOCK,
                                PAID-IN       ACCUMULATED    COMPREHENSIVE      AT COST
                                CAPITAL         DEFICIT      (LOSS)INCOME    986,865 SHARES

BALANCE, NOVEMBER 1, 2003     $28,018,997    ($13,404,934)    ($2,315,543)    ($11,003,545)
 NET LOSS                               0        (577,227)              0                0
 PREFERRED STOCK DIVIDEND          41,911         (49,473)              0                0
 MINIMUM PEN. LIAB. ADJ.                0               0          65,454                0
                              -----------    ------------     -----------     ------------

BALANCE, OCTOBER 31, 2004     $28,060,908    ($14,031,634)    ($2,250,089)    ($11,003,545)
 NET LOSS                               0         716,166               0                0
 PREFERRED STOCK DIVIDEND          76,739         (81,112)              0                0
 MINIMUM PEN. LIAB. ADJ.                0               0         201,402                0
                              -----------    ------------     -----------     ------------

BALANCE, OCTOBER 31, 2005     $28,137,647    ($13,396,580)    ($2,048,687)    ($11,003,545)
 NET LOSS                               0        (322,424)              0                0
 PREFERRED 0STOCK DIVIDEND         86,711         (92,194)              0                0
 MINIMUM PEN. LIAB. ADJ.                0               0         236,456                0
                              -----------    ------------     -----------     ------------

BALANCE, OCTOBER 31, 2006     $28,224,358    ($13,811,198)    ($1,812,231)    ($11,003,545)
                              ===========    ============     ===========     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               OCTOBER 31,
                                                -----------------------------------------
                                                    2006           2005           2004
                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                             $  (322,424)   $   716,166    $  (577,227)
                                                -----------    -----------    -----------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                     45,273         48,147        161,355
   GAIN  ON SALES OF REAL ESTATE                   (241,244)    (1,314,655)      (103,558)
   LOSS (GAIN) ON ART SALES (NET OF RESERVE)          6,520        (13,806)      (138,531)
   LOSS ON ABANDONMENT OF LEASEHOLD
     IMPROVEMENTS                                         0              0         16,178
   MINIMUM PENSION LIABILITY ADJUSTMENT             236,456        201,402         65,454
   PREFERRED STOCK ISSUED IN LIEU OF
     OFFICER COMPENSATION                             4,150          4,151              0

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                     54,776        109,629       (149,697)
   STOCKYARDS INVENTORY                                 385         (1,533)         1,290
   PREPAID EXPENSES                                    (987)            87         36,183
   RESTRICTED CASH - TRANSIT INSURANCE               (8,418)         8,672          8,729
   DEFERRED LEASING AND FINANCING COSTS                   0         12,075          3,931
   DEPOSITS AND OTHER                                     0          6,500        100,811

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES           (100,587)       (30,751)      (170,672)
   PENSION PLAN PAYABLE                            (120,616)      (356,245)        27,403
   SALARIES PAYABLE - OFFICERS                      (58,386)      (149,008)       169,425
   ACCRUED PROFESSIONAL FEES                        (27,583)         3,009         16,701
   COMMERCIAL RENT TAX PAYABLE                       61,500              0              0
   INCOME TAXES PAYABLE                                   0              0              0
   REAL ESTATE TAXES PAYABLE                        (27,563)      (176,116)         8,116
                                                -----------    -----------    -----------

        TOTAL ADJUSTMENTS                          (176,324)    (1,648,442)        53,118
                                                -----------    -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES              (498,748)      (932,276)      (524,109)
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                580,000      1,060,000        275,094
  PROCEEDS FROM SALES OF ART                         28,800         91,700        462,800
  COSTS RELATING TO SALES OF REAL ESTATE           (135,201)      (129,298)       (75,792)
  COSTS RELATING TO SALES OF ART - NET              (15,920)       (17,094)       (27,798)
  CAPITAL EXPENDITURES                                    0              0        (38,210)
                                                -----------    -----------    -----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                        457,679      1,005,308        596,094
                                                -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Continued...

                                                              OCTOBER 31,
                                               -----------------------------------------
                                                   2006           2005           2004
                                                   ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATIONS               0        (80,000)             0
   PROCEEDS FROM LONG-TERM DEBT ISSUED                   0              0              0
   PREFERRED STOCK CASH DIVIDEND                         0              0            (18)
   PREFERRED STOCK REPURCHASE                            0              0              0
                                               -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                0        (80,000)           (18)
                                               -----------    -----------    -----------

NET (DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                      (41,069)        (6,968)        71,967

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR           79,190         86,158         14,191
                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $    38,121    $    79,190    $    86,158
                                               ===========    ===========    ===========

                                                              OCTOBER 31,
                                               -----------------------------------------
                                                   2006           2005           2004
                                                   ----           ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                     $   270,482    $   279,183    $   283,733
                                               ===========    ===========    ===========

  INCOME TAXES                                 $    11,000    $    14,000    $     7,000
                                               ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  MORTGAGE NOTE RECEIVED FOR SALE OF
    REAL ESTATE                                $         0    $ 1,750,000    $         0
                                               ===========    ===========    ===========

  PREFERRED STOCK DIVIDENDS                    $    92,195    $    81,112    $    49,473
                                               ===========    ===========    ===========

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2007. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

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

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 and $111,000 at both October 31, 2006 and 2005, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2006, 2005 and 2004 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      E) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. In fiscal 2005 independent appraisals covered approximately 46% of the art inventory value at October 31, 2005. For fiscal 2006 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

      F) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $11,000, $14,000 and $7,000 and interest payments of $270,000, $279,000 and
$284,000 in 2006, 2005 and 2004, respectively.

      K) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation.

      L) Comprehensive Income (Loss) -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

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

      N) Recent Accounting Pronouncements -- In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

      In June  2005,  the FASB  issued  Emerging  Issues  Task  Force No.  04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04- 5 is now effective. Since the Company's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Company's consolidated results of operations.

      In September 2006 the Financial Accounting Standards Board issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year-end. SFAS No. 158 is effective at the end of fiscal 2007, except for the change in measurement date, which is effective for fiscal 2008. The Company believes the adoption of SFAS No. 158 will have minimal effect on the financial statements.

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

4.    LEASE COMMITMENTS

      Canal leases approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2006 are $19,000, $23,000, $24,000 and $14,000 in
fiscal 2007, 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $17,000, $16,000 and $20,000 for the years ended October 31, 2006, 2005 and 2004.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2006, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $270,000, $279,000 and $284,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

      At October 31, 2006, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

                                                                October 31,
                                                            -------------------
($ 000's Omitted)                                             2006        2005
-----------------                                             ----        ----

Variable rate mortgage notes due
  May 15, 2009 - related party (see Note 16)...........     $ 2,687     $ 2,767
Less -- current maturities ............................           0           0
                                                            -------     -------
Long-term debt                                              $ 2,687     $ 2,767
                                                            -------     -------

      The following table summarizes the Company's commitments as of October 31, 2006 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                          More
                                          Less Than   1 - 3     3 - 5     Than
                                  Total     1 year    Years     Years     5 Yrs.
                                 -------  ---------  -------   -------   -------

Pension Plan Liability (a)       $   458   $   127   $   243   $    88   $     0
Mortgage Notes Payable (b)         2,687         0     2,687         0         0
                                 -------   -------   -------   -------   -------

                                 $ 3,145   $   127   $ 2,930   $    88   $     0
                                 -------   -------   -------   -------   -------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2006, 2005 and 2004 include differences in depreciation methods, deferred rent, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                    2006       2005       2004
                                                    ----       ----       ----

      Total Gross Deferred Tax assets             $ 4,470    $ 4,364    $ 4,415
      Less - Valuation Allowance                   (4,470)    (4,364)    (4,415)
                                                  -------    -------    -------
      Net Deferred Tax Assets                     $     0    $     0    $     0
                                                  -------    -------    -------

      Total Gross Deferred Tax Liability          $     0    $     0    $     0
                                                  -------    -------    -------

      Net Deferred Tax Asset (Liability)          $     0    $     0    $     0
                                                  -------    -------    -------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                    2006       2005       2004
                                                    ----       ----       ----

      Computed Expected Tax (Benefit)Expense      $  (110)   $   251    $  (202)

      Change in Valuation Allowance                   106        (51)       522

      Inventory Valuation Differences                  19         59       (293)

      Difference between gain on sale of
       real estate recognized for income
       tax and financial reporting purposes             0       (265)         0

      Other                                           (15)         6        (27)
                                                  -------    -------    -------
                                                  $     0    $     0    $     0
                                                  -------    -------    -------

      At October 31, 2006, the Company has net operating loss carryforwards of approximately $12,500,000 that expire through 2026. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately ($106,000), $(51,000) and $522,000 during the years ended October 31, 2006, 2005 and 2004, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at October 31, 2006, 2005 or 2004.

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the years ended October 31, 2006, 2005 and 2004. Had compensation cost been determined on the basis of SFAS No. 123, the proforma effect on the Company's net income and earnings per share for the years ended October 31, 2006, 2005 and 2004 would have been deminimus.

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

      In fiscal 2006, Canal sold 2 pieces of contemporary art. Canal's art operations have generated results of approximately a loss of $7,000,income of $14,000 and $139,000 on revenues of approximately $29,000, $92,000 and $463,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

      Antiquities and contemporary art represented 57% ($189,122) and 43% ($143,878) and 54% ($189,122) and 46% ($163,278) of total art inventory at
October 31, 2006 and 2005, respectively. Substantially all of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2006 and 2005 as follows ($ 000's Omitted):

                   Current Portion     Non-Current Portion          Total
                   ---------------     -------------------    -----------------
                   2006       2005       2006       2005       2006       2005
                   ----       ----       ----       ----       ----       ----

Antiquities       $  496     $  496     $    0     $    0     $  496     $  496
Contemporary         550        624          0          0        550        624
Val. Allow          (713)      (768)         0          0       (713)      (768)
                  ------     ------     ------     ------     ------     ------

Net Value         $  333     $  352     $    0     $    0     $  333     $  352
                  ------     ------     ------     ------     ------     ------

      The Company's valuation allowance for the three years ended October 31, 2006, 2005 and 2004 is as follows:

                                          Bal. Start                   Bal. End
                                          of Period     Reductions     of Period
                                          ---------     ----------     ---------
Year ended October 31, 2006
 Deducted from art inventories:
   Reserve for valuation allowance         $   768       $   (55)       $   713

Year ended October 31, 2005
 Deducted from art inventories:
   Reserve for valuation allowance         $   938       $  (170)       $   768

Year ended October 31, 2004
 Deducted from art inventories:
   Reserve for valuation allowance         $ 1,774       $  (836)       $   938

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2006 Canal applied against sales $54,800 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $713,000 as of October 31, 2006 as compared to $767,800 and $938,300 at October 31, 2005 and 2004, respectively.

10.   401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $22,000 for each of fiscal 2006 and 2005.

11.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non- trading purposes) for which it is practicable to estimate that value.

                                                    October 31,
                                          2006                      2005
                                  --------------------      --------------------
                                                 ($ 000's Omitted)
                                                 -----------------

                                  Carrying      Fair        Carrying      Fair
                                   Amount       Value        Amount       Value
                                  --------      -----       --------      -----
Cash and
 cash equivalents                 $    38      $    38      $    79      $    79
                                  -------      -------      -------      -------

Mortgage note receivable          $ 1,750      $ 1,750      $ 1,750      $ 1,750
                                  -------      -------      -------      -------

Long-term debt                    $ 2,687         (b)       $ 2,687         (b)
                                  -------      -------      -------      -------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2006, 2005 and 2004, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2006, 2005 and 2004. Dividends declared on preferred stock during the years ended October 31, 2006, 2005 and 2004 were approximately $92,000, $81,000 and $49,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2006, 2005 and 2004 were:

                                          For the Year Ended October 31, 2006
                                        ---------------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------   ---------

Net (loss)                              $ (322,000)
Less preferred stock dividends             (92,000)
                                        ----------

(Loss) available to common stock-
 holders-diluted earnings per share     $ (414,000)     4,327,000    $    (0.10)
                                        ==========      =========    ==========

                                          For the Year Ended October 31, 2005
                                        ---------------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------    ------

Net income                              $  716,000
Less preferred stock dividends             (81,000)
                                        ----------

Income available to common stock-
 holders-diluted earnings per share     $  635,000      4,327,000    $     0.15
                                        ==========      =========    ==========

                                          For the Year Ended October 31, 2004
                                        ---------------------------------------
                                          Income         Shares       Per-share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------   ---------

Net (loss)                              $ (577,000)
Less preferred stock dividends             (49,000)
                                        ----------

(Loss) available to common stock-
 holders-diluted earnings per share     $ (626,000)     4,327,000    $    (0.15)
                                        ==========      =========    ==========

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

                                                       October 31,
                                               --------------------------
      ($ 000's Omitted)                        2006       2005       2004
      -----------------                        ----       ----       ----
      Identifiable assets:
        Real estate ....................     $ 3,775    $ 4,004    $ 3,665
        Stockyard operations ...........       1,345      1,425      1,392
        Corporate ......................         339        385        624
                                             -------    -------    -------
                                             $ 5,459    $ 5,814    $ 5,681
                                             -------    -------    -------

      ($ 000's Omitted)                        2006       2005       2004
      -----------------                        ----       ----       ----
        Capital expenditures:
        Real estate ....................     $     0    $     0    $     8
        Stockyard operations ...........           0          0         30
        Corporate ......................           0          0          0
                                             -------    -------    -------
                                             $     0    $     0    $    38
                                             -------    -------    -------

      Income from real estate operations includes gains on sales of real estate of $0.2 million, $1.3 million and $0.1 million in 2006, 2005 and 2004, respectively. Included in corporate identifiable assets is approximately $ zero million and $0.1 million of art inventory in galleries or on consignment abroad as of October 31, 2006 and 2005, respectively.

14.   Minimum Future Rentals on Operating Leases

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $500,000, $525,000, $550,000, $575,000 and $600,000 for fiscal years 2007, 2008, 2009, 2010 and
2011, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2006. The following situation did arise in fiscal 2005:

      Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2006, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

16.   Restricted Cash - Transit Insurance

      Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2006 balance in restricted cash- transit insurance of approximately $50,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

17.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2006, 2005 and 2004.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.   Property on Operating Leases

      Property on operating leases consist of approximately 37 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at October 31, 2006 is as follows (000's omitted):

                                              Current Year
                                              ------------
                                              (Retirements
                                              ------------                     Carrying
                        Historical Cost         Additions                      --------
                        ---------------         ---------           Accum.      Value
                                Bldgs. &              Bldgs. &      ------     --------
Description (1)        Land     Imprvmts.    Land     Imprvmts.      Depr.     10/31/06
---------------        ----     ---------    ----     ---------     ------     --------
New York office
Various leasehold     $     0    $     8    $     0    $     0     $    (8)    $     0
improvements

9 acres of land
in Omaha, NE            1,150         21          0          0         (11)      1,160
Acquired in 1976

10 acres of land
in S. St. Paul, MN         83        485          0          0        (365)        203
Acquired in 1937

18 acres of land
in Sioux City, IA         400          0          0          0           0         400
Acquired in 1937      -------    -------    -------    -------     -------     -------
                      $ 1,633    $   514    $     0    $     0     $  (384)    $ 1,763
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2006, 2005 and 2004 is as follows (000's omitted):

                                                  2006        2005        2004
                                                  ----        ----        ----

      Balance at beginning of year              $ 1,840     $ 2,715     $ 2,874
      Acquisitions and Improvements                   0           0           8
      Cost of property sold                         (53)       (848)        (25)
      Depreciation                                  (24)        (27)       (142)
      Reclassifications                               0           0           0
                                                -------     -------     -------
      Balance at end of year                    $ 1,763     $ 1,840     $ 2,715
                                                -------     -------     -------

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

      A schedule of the Company's property used in stockyard operations at October 31, 2006 is as follows (000's omitted):

                                              Current Year
                                              ------------
                                              (Retirements)
                                              -------------                   Carrying
                       Historical Cost          Additions                     --------
                       ---------------          ---------          Accum.      Value
                                Bldgs. &              Bldgs. &     ------     --------
Description (1)        Land     Imprvmts.   Land      Imprvmts.     Depr.     10/31/06
                      ------     ------     ------     ------      ------     --------
30 acres of land
in St. Joseph, MO     $  902     $  200     $    0     $    0      $ (143)     $  959
Acquired in 1942

30 acres of land
in Sioux Falls, SD       100         89          0          0         (48)        141
Acquired in 1937      ------     ------     ------     ------      ------      ------
                      $1,102     $  289     $    0     $    0      $ (170)     $1,100
                      ======     ======     ======     ======      ======      ======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2006, 2005 and 2004 is as follows (000's omitted):

                                                  2006        2005        2004
                                                  ----        ----        ----

      Balance at beginning of year              $ 1,121     $ 1,142     $ 1,136
      Acquisitions and Improvements                   0           0          25
      Cost of property sold                           0           0           0
      Depreciation                                  (21)        (21)        (19)
                                                -------     -------     -------
      Balance at end of year                    $ 1,100     $ 1,121     $ 1,142
                                                -------     -------     -------

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

      A schedule of the Company's property held for development or resale at October 31, 2006 is as follows (000's omitted):

                                                Current Year
                                                ------------
                                               (Retirements)
                                               -------------                  Carrying
                         Historical Cost          Additions                   --------
                         ---------------          ---------         Accum.     Value
                                 Bldgs. &               Bldgs. &    ------    --------
Description (1)         Land     Imprvmts.    Land      Imprvmts.    Depr.    10/31/06
                       ------    ---------   ------     ---------   ------    --------
16 acres of land
in St. Joseph, MO      $   39        N/A        N/A      $    0        N/A     $   39
Acquired in 1942

0 acres of land
in S. St. Paul, MN        144        N/A       (144)          0        N/A          0
Acquired in 1937

4 acres of land
in Sioux City, IA         117        N/A         (7)          0        N/A        110
Acquired in 1937       ------     ------     ------      ------     ------     ------
                       $  300     $    0     $ (151)     $    0     $    0     $  149
                       ======     ======     ======      ======     ======     ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three years ended October 31, 2006, 2005 and 2004 is as follows (000's omitted):

                                                  2006        2005        2004
                                                  ----        ----        ----

      Balance at beginning of year              $   300     $   817     $   900
      Acquisitions and Improvements                   0           0           0
      Cost of property sold                        (151)       (517)        (83)
      Reclassification of property                    0           0           0
                                                -------     -------     -------
      Balance at end of year                    $   149     $   300     $   817
                                                -------     -------     -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.   PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 8,019,497 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2006 of 8,014,137. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, sixty-eight of the eighty quarterly payments have been paid in additional stock resulting in the issuance of 8,019,497 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2006 and December 31, 2006 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2007 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2007 will also be paid in additional stock.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.   PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $149,000 for fiscal 2006, $399,000 for fiscal 2005 and $237,000 for fiscal 2004.
Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

         The following tables set forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at October 31, 2006 and 2005.

                                                                 Plan Year
                                                                 ---------
         ($ 000's Omitted)                                   2006         2005
         -----------------                                   ----         ----

Change in benefit obligation

Benefit obligation at beginning of year                    $ 1,804      $ 1,905
Service cost                                                     5            5
Interest cost                                                  100           99
Plan participants' contributions                                 0            0
Amendments                                                       0            0
Actuarial (gain) loss                                           11         (113)
Benefits paid                                                  (92)         (92)
                                                           -------      -------

Benefit obligation at end of year                          $ 1,828      $ 1,804
                                                           -------      -------

Change in plan assets

Fair value of plan assets at beginning of year             $ 1,208      $   931
Actual return on plan assets                                   152           30
Employer contribution                                          149          399
Plan participants' contributions                                 0            0
Plan expenses                                                  (63)         (59)
Benefits paid                                                  (92)         (93)
                                                           -------      -------

Fair value of plan assets at end of year                   $ 1,354      $ 1,208
                                                           -------      -------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                 Plan Year
                                                                 ---------
         ($ 000's Omitted)                                   2006         2005
         -----------------                                   ----         ----

Net Amount Recognized

Funded Status                                              $  (474)     $  (596)
Unrecognized Prior Service Cost                                  0            0
Unrecognized Net Loss or (Gain)                              1,828        2,066
                                                           -------      -------

Net Amount Recognized                                      $ 1,354      $ 1,470
                                                           -------      -------

Amounts Recognized in the Statement of
  Financial Position

Prepaid Benefit Cost                                       $     0      $     0
Accrued Benefit Liability                                     (458)        (579)
Intangible Asset                                                 0            0
Accumulated Other Comprehensive Income                       1,812        2,049
                                                           -------      -------
Net Amount Recognized                                      $ 1,354      $ 1,470
                                                           -------      -------

The accumulated benefit obligation for the pension plan was $1,812 and $1,787 at October 31, 2006 and 2005, respectively.

Information for Pension Plans With an Accumulated
 Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation                               $ 1,828      $ 1,804

Accumulated Benefit Obligation                               1,812        1,787

Fair Value of Plan Assets                                    1,354        1,208

Components of Net Periodic Benefit Cost

Service Cost                                               $     5      $     5
Interest Cost                                                  101          100
Expected Return on Plan Assets                                (108)         (97)
Amortization of Prior Service Costs                              0            0
Amortization of Net Loss or (Gain)                             256          236
                                                           -------      -------

Net Periodic Benefit Cost                                  $   254      $   244
                                                           -------      -------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                 Plan Year
                                                                 ---------
         ($ 000's Omitted)                                   2006         2005
         -----------------                                   ----         ----

Additional Information

Decrease in Minimum Liability Included in
 Other Comprehensive Income                                $   236      $   201

Weighted-Average Assumptions Used to Determine
 Benefit Obligations at October 31

Discount Rate                                                 5.75%        5.75%

Rate of Compensation Increase                                 5.50%        5.50%

Weighted-Average Assumptions Used to Determine
 Net Periodic Benefit Cost for the Years Ended
 October 31

Discount Rate                                                 5.75%        5.75%

Expected Return on Plan Assets                                8.00%        8.00%

Rate of Compensation Increase                                 5.50%        5.50%

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plan Assets

The company's pension plan weighted-average asset allocations at October 31, 2006 and 2005, by asset category are as follows:

                                                       Plan Year
                                                       ---------
                                                     2006      2005
                                                     ----      ----
Asset Category
Equity Securities*                                   35.6%     32.0%
Debt Securities                                      60.9%     51.0%
Real Estate                                           0.0%      0.0%
Other                                                 3.5%     17.0%
                                                   -------    -------

Total                                               100.0%    100.0%
                                                   -------    -------

* Includes Canal Capital Corporation common stock in the amounts of approximately $2,000 (0.0%) and $3,000 (0.0%) at October 31, 2006 and
      2005, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations. The assets will be reallocated from time to time to meet the target allocations. The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $127,000 to its pension plan in fiscal 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2007                          $ 123,000
2008                            120,000
2009                            122,000
2010                            126,000
2011                            137,000
2012 through 2016               729,000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of January, 2007.

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

      Signature                         Title                        Date
      ---------                         -----                        ----


/S/ Michael E. Schultz           President and Chief
-----------------------     Executive Officer and Director
Michael E. Schultz           (Principal Executive Officer)      January 23, 2007


/S/ Reginald Schauder          Vice President-Finance
-----------------------        Secretary and Treasurer
Reginald Schauder             (Principal Financial and
                                 Accounting Officer)            January 23, 2007


/S/ Asher B. Edelman            Chairman of the Board
-----------------------             and Director                January 23, 2007
Asher B. Edelman