Form 10-Q
period 2007-01-31
CANAL CAPITAL CORP
filed 2007-03-14
CIK 101821

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the quarterly period ended January 31, 2007

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                      For the transition period from ___ to ___

                          Commission File No.002-96666

                   Canal Capital Corporation and Subsidiaries
             (Exact name of registrant as specified in its charter)

            Delaware                                              510102492
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

490 Wheeler Road, Suite 185  Hauppauge, NY                          11788
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (631)234-0140


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

     Title of each class                 Shares outstanding at February 28, 2007
Common stock, $0.01 par value                          4,326,929

(This document contains 42 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2007

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information .............................................   3

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - January 31, 2007
       and October 31, 2006 ................................................   4

     Consolidated Statements of Operations and
       Comprehensive Loss for the Three Month Periods
       ended January 31, 2007 and 2006......................................   6

     Consolidated Statements of Changes in Stockholders'
       Equity for the One Year and Three Month Periods
       ended October 31, 2006 and January 31, 2007 .........................   8

     Consolidated Statements of Cash Flows for the
       Three Month Periods ended January 31, 2007 and
       2006 ................................................................   9

     Notes to Consolidated Financial Statements ............................  11

Item II.  Management's Discussion and Analysis of
          Financial Condition .......................... ...................  25

     Liquidity and Capital Resources .......................................  32

     Other Factors .........................................................  33

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ...............................................  33

Item IV.   Controls and Procedures .........................................  34

Part II    Other Information ...............................................  35

     Items 1 through 6 .....................................................  36

     Signatures and Certifications .........................................  39

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2007 AND OCTOBER 31, 2006

                                                           JANUARY 31,    OCTOBER 31,
                                                              2007           2006
                                                           (UNAUDITED)     (AUDITED)
                                                           -----------    -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                           $    42,454    $    38,121

       MORTGAGE NOTE RECEIVABLE                              1,750,000      1,750,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JANUARY 31, 2007 AND OCTOBER 31, 2006,           142,406        117,128

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $713,000 AND $713,000 AT JANUARY 31, 2007
         AND OCTOBER 31, 2006                                  333,000        333,000

       STOCKYARDS INVENTORY                                      9,066         11,270

       PREPAID EXPENSES                                         60,737         33,885
                                                           -----------    -----------

            TOTAL CURRENT ASSETS                             2,337,663      2,283,404
                                                           -----------    -----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $389,174
             AND $383,624 AT JANUARY 31, 2007 AND
             OCTOBER 31, 2006, RESPECTIVELY                  1,757,633      1,763,182
                                                           -----------    -----------

          PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $196,006 AND
             $191,052 AT JANUARY 31, 2007 AND OCTOBER
             31, 2006, RESPECTIVELY                          1,094,706      1,099,661
                                                           -----------    -----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                 102,785        149,260
       RESTRICTED CASH - TRANSIT INSURANCE                      71,413         49,746
       DEPOSITS AND OTHER ASSETS                               113,720        113,720
                                                           -----------    -----------

                                                               287,918        312,726
                                                           -----------    -----------

                                                           $ 5,477,920    $ 5,458,973
                                                           ===========    ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2007 AND OCTOBER 31, 2006

                                                      JANUARY 31,2007   OCTOBER 31,2006
                                                        (UNAUDITED)        (AUDITED)
                                                      ---------------   ---------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $     238,962     $     282,968
       PENSION PLAN PAYABLE                                  126,844           126,844
       SALARIES PAYABLE - OFFICERS                            65,125            11,873
       ACCRUED PROFESSIONAL FEES                             128,824           112,417
       COMMERCIAL RENT TAX PAYABLE                                 0            61,500
       INCOME TAXES PAYABLE                                   10,000            10,000
                                                       -------------     -------------
         TOTAL CURRENT LIABILITIES                           569,755           605,602
                                                       -------------     -------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                           331,271           331,271
       REAL ESTATE TAXES PAYABLE                             104,502           104,437
                                                       -------------     -------------
         TOTAL NON-CURRENT LIABILITIES                       435,773           435,708
                                                       -------------     -------------

LONG-TERM DEBT, RELATED PARTY                              2,687,000         2,687,000
                                                       -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 8,014,137 AND
       8,014,137 SHARES ISSUED AND OUTSTANDING AT
       JANUARY 31, 200 AND OCTOBER 31, 2006,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 80,141,370
       AND $80,141,370 AT JANUARY 31, 2007 AND
       OCTOBER 31, 2006, RESPECTIVELY                         80,141            80,141

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JANUARY 31, 2007 AND
       OCTOBER 31, 2006, RESPECTIVELY                         53,138            53,138

  ADDITIONAL PAID-IN CAPITAL                              28,246,858        28,224,358

  ACCUMULATED DEFICIT                                    (13,841,969)      (13,811,198)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                         (11,003,545)      (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                             (1,749,231)       (1,812,231)
                                                       -------------     -------------
                                                           1,785,392         1,730,663
                                                       -------------     -------------

                                                       $   5,477,920     $   5,458,973
                                                       =============     =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

                                                         2007           2006
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------    -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $  903,066     $  962,612
    FEED AND BEDDING INCOME                               54,816         43,573
    RENTAL & OTHER INCOME                                 41,671         40,263
                                                      ----------     ----------

                                                         999,553      1,046,448
                                                      ----------     -----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                              383,284        378,239
    OTHER OPERATING AND MAINTENANCE                      198,853        216,400
    FEED AND BEDDING EXPENSE                              45,348         37,744
    DEPRECIATION AND AMORTIZATION                          4,954          5,217
    TAXES OTHER THAN INCOME TAXES                         45,078         45,478
    GENERAL AND ADMINISTRATIVE                           110,446        100,587
                                                      ----------     ----------

                                                         787,963        783,665
                                                      ----------     ----------
INCOME FROM STOCKYARD OPERATIONS                         211,590        262,783
                                                      ----------     ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                   75,000        325,000
    OUTSIDE REAL ESTATE RENT                             123,175        129,392
    EXCHANGE BUILDING RENTAL INCOME                        7,717          8,325
                                                      ----------     ----------

                                                         205,892        462,717
                                                      ----------     -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                              56,711        228,908
    LABOR, OPERATING AND MAINTENANCE                      21,523         20,500
    DEPRECIATION AND AMORTIZATION                          5,550          5,550
    TAXES OTHER THAN INCOME TAXES                          6,600          9,000
    GENERAL AND ADMINISTRATIVE                            10,100          7,100
                                                      ----------     ----------

                                                         100,484        271,058
                                                      ----------     ----------
INCOME FROM REAL ESTATE OPERATIONS                       105,408        191,659
                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
                                  Continued ...

                                                       2007            2006
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

GENERAL AND ADMINISTRATIVE EXPENSE                     (272,161)       (277,973)
                                                    -----------     -----------

INCOME FROM OPERATIONS                                   44,837         176,469
                                                    -----------     -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                18,000          18,000
  INTEREST EXPENSE                                      (67,175)        (67,174)
  ART SALES AND OPERATIONS                               (3,933)         (4,044)
                                                    -----------     -----------

                                                        (53,108)        (53,218)
                                                    -----------     -----------
(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                           (8,271)        123,251

PROVISION FOR INCOME TAXES                                    0               0
                                                    -----------     -----------

NET (LOSS) INCOME                                        (8,271)        123,251

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                   63,000          63,000
                                                    -----------     -----------

COMPREHENSIVE (LOSS)INCOME                          $   (54,729)    $    60,251
                                                    ===========     ===========

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                                 $     (0.01)    $      0.03
                                                    ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                         4,326,929       4,326,929
                                                    ===========     ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2006 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2007 (UNAUDITED)

                                      COMMON STOCK              PREFERRED STOCK
                                   NUMBER                     NUMBER
                                     OF                         OF
                                   SHARES       AMOUNT        SHARES        AMOUNT

BALANCE, OCTOBER 31, 2005        5,313,794    $   53,138     7,050,836    $   70,508
 NET LOSS                                0             0             0             0
 PREFERRED STOCK DIVIDEND                0             0       963,301         9,633
 MINIMUM PEN. LIAB. ADJ.                 0             0             0             0
                                ------------------------    ------------------------

BALANCE, OCTOBER 31, 2006        5,313,794    $   53,138     8,014,137    $   80,141
 NET LOSS                                0             0             0             0
 PREFERRED STOCK DIVIDEND                0             0             0             0
 MINIMUM PEN. LIAB. ADJ.                 0             0             0             0
                                ------------------------    ------------------------

BALANCE, JANUARY 31, 2007        5,313,794    $   53,138     8,014,137    $   80,141
                                ========================    ========================

                               ADDITIONAL                                           TREASURY
                                PAID-IN        ACCUMULATED      COMPREHENSIV          STOCK,
                                CAPITAL          DEFICIT        (LOSS)INCOME         AT COST

BALANCE, OCTOBER 31, 2005      $28,137,647     ($13,396,580)      ($2,048,687)     ($11,003,545)
 NET LOSS                                0         (322,424)                0                 0
 PREFERRED STOCK DIVIDEND           86,711          (92,194)                0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0           236,456                 0
                             -------------    -------------     -------------     -------------

BALANCE, OCTOBER 31, 2006      $28,224,358     ($13,811,198)      ($1,812,231)     ($11,003,545)
 NET LOSS                                0           (8,271)                0                 0
 PREFERRED STOCK DIVIDEND           22,500          (22,500)                0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0            63,000                 0
                             -------------    -------------     -------------     -------------
BALANCE, JANUARY 31, 2007      $28,246,858     ($13,841,969)      ($1,749,231)     ($11,003,545)
                             =============    =============     =============     =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

                                                     JANUARY 2007   JANUARY 2006
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                   $   (8,271)    $  123,251
                                                      ----------     ----------
  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          10,504         10,767

   GAIN ON SALES OF REAL ESTATE                          (18,289)       (96,092)

   GAIN ON ART SALES (NET OF RESERVE)                          0              0

   MINIMUM PENSION LIABILITY ADJUSTMENT                   63,000         63,000

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                         (25,278)       124,055

   STOCKYARDS INVENTORY                                    2,204          2,287

   PREPAID EXPENSES                                      (26,852)       (66,543)

   RESTRICTED CASH - TRANSIT INSURANCE                   (21,667)       (34,224)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 (44,006)      (179,516)

   PENSION PLAN PAYABLE                                        0              0

   SALARIES PAYABLE - OFFICERS                            53,252         13,608

   ACCRUED PROFESSIONAL FEES                              16,407          3,820

   COMMERCIAL RENT TAX PAYABLE                           (61,500)             0

   INCOME TAXES PAYABLE                                        0              0

   REAL ESTATE TAXES PAYABLE                                  65        (26,741)
                                                      ----------     ----------

        TOTAL ADJUSTMENTS                                (52,160)      (185,579)
                                                      ----------     ----------

NET CASH USED BY OPERATING ACTIVITIES                    (60,431)       (62,328)
                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
                                  Continued ...

                                                             JANUARY 31,
                                                      -------------------------
                                                         2007           2006
                                                         ----           ----

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                      75,000        325,000
  PROCEEDS FROM SALES OF ART                                   0              0
  COSTS RELATING TO SALES OF REAL ESTATE                 (10,236)       (84,690)
  COSTS RELATING TO SALES OF ART - NET                         0              0
  CAPITAL EXPENDITURES                                         0              0
                                                      ----------     ----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                              64,764        240,310
                                                      ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                              4,333        177,982

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                 38,121         79,190
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $   42,454     $  257,172
                                                      ==========     ==========

                                                             JANUARY 31,
                                                      -------------------------
                                                         2007           2006
                                                         ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                            $   67,175     $   67,174
                                                      ==========     ==========

  INCOME TAXES                                        $        0     $        0
                                                      ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                           $   22,500     $   15,000
                                                      ==========     ==========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2007

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $9,000 and $11,000 at January 31, 2007 and October 31, 2006, respectively.

      Stockyard operations resulted in operating income of $212,000 and $263,000 for the three month periods ended January 31, 2007 and 2006, respectively. Additionally, stockyard operations contributed $1,000,000 and $1,046,000 to Canal's revenues for the three month periods ended January 31, 2007 and 2006, respectively.

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

      Real estate operations resulted in operating income of $105,000 and $192,000 for the three month periods ended January 31, 2007 and 2006, respectively. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Included in the 2006 real estate operating income is a $96,000 gain on the sales of six acres of vacant land located in South Saint Paul, Minnesota and a one acre parcel of land located in Sioux City, Iowa. Additionally, real estate operations contributed $206,000 and $463,000 to Canal's revenues for the three month periods ended January 31, 2007 and 2006, respectively.

      As of January 31, 2007, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $111,000 at both January 31,2007 and October 31, 2006, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2007, and 2006 were not material to financial statement presentation and were therefore included in other income from real estate operations.

      C) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 18 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $0 and interest payments of $67,000 and $67,000 for the three month period periods ended January 31, 2007 and 2006, respectively.

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

      N) Recent Accounting Pronouncements -- In September 2006 the Financial Accounting Standards Board issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year-end. SFAS No. 158 is effective at the end of fiscal 2007, except for the change in measurement date, which is effective for fiscal 2008. The Company believes the adoption of SFAS No. 158 will have minimal effect on the financial statements.

            In September  2006, the SEC staff issued Staff  Accounting  Bulletin
(SAB) Topic IN (SAB 108), "Financial Statements - Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements," which is effective for the year ending October 31, 2007. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in 61 SAB Topic IM, "Financial Statements - Materiality," (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on the Company's financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company is required to apply the provisions of this interpretation beginning November 1, 2007. The Company does not believe the adoption of FIN 48 will have a material effect on the financial statements.

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2007 and the results of its operations and its cash flows for the three month period ended January 31, 2007. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2006 and the notes thereto which are contained in Canal's 2006 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2007.

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

5. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At January 31, 2007, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                       January 31,   October 31,
($ 000's Omitted)                                         2007          2006
-----------------                                         ----          ----

Variable rate mortgage notes due
  May 15, 2009 - related party .....................     $ 2,687       $ 2,687
Less -- current maturities .........................           0             0
                                                         -------       -------
Long-term debt .....................................     $ 2,687       $ 2,687
                                                         -------       -------

      The following table summarizes the Company's commitments as of January 31, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                          More
                                       Less Than    1 - 3      3 - 5      Than
                              Total     1 year      Years      Years      5 Yrs.
                             -------    -------    -------    -------    -------

Pension Plan Liability (a)   $   458    $   127    $   243    $    88    $     0
Mortgage Notes Payable (b)     2,687          0      2,687          0          0
                             -------    -------    -------    -------    -------

                             $ 3,145    $   127    $ 2,930    $    88    $     0
                             -------    -------    -------    -------    -------

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

6. RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $71,000 and $50,000 at January 31, 2007 and October 31, 2006, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7. INCOME TAXES

      At January 31, 2007, the Company has net operating loss carryforwards of approximately $12,500,000 that expire through 2026. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

      Canal did not sell any contemporary art in the first three months of fiscal 2007 or 2006. Canal's art operations have generated an operating loss of approximately $4,000, in both of the three month periods ended January 31, 2007 and 2006, respectively.

      Antiquities and contemporary art represented 57% ($189,l22) and 43% ($143,878) and 57% ($189,122) and 43% ($143,878) of total art inventory at
January 31, 2007 and October 31, 2006, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2006 Canal applied $54,800 of the valuation allowance against sales, thereby, decreasing the total valuation allowance to $713,000 as of October 31, 2006. There have been no art sales in fiscal 2007.

9. PROPERTY ON OPERATING LEASES

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

      A schedule of the Company's property on operating leases at January 31, 2007 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                               (Retirements
                                               ------------                    Carrying
                        Historical Cost          Additions                     --------
                        ---------------          ---------          Accum.      Value
                                Bldgs. &              Bldgs. &     -------     --------
Description (1)        Land     Imprvmts.    Land     Imprvmts.     Depr.      01/31/07
---------------       -------    -------    -------    -------     -------     --------
New York office
Leasehold assets      $     0    $     8    $     0    $     0     $     8     $     0

9 acres of land
in Omaha, NE            1,150         21          0          0         (11)      1,160
Acquired in 1976

10 acres of land
in S. St. Paul, MN         83        485          0          0        (370)        198
Acquired in 1937

18 acres of land
in Sioux City, IA         400          0          0          0           0         400
Acquired in 1937      -------    -------    -------    -------     -------     -------
                      $ 1,633    $   514    $     0    $     0     $  (389)    $ 1,758
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three months ended January 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                                   January 31,       October 31,
                                                      2007              2006
                                                      ----              ----
      Balance at beginning of year                   $ 1,763          $ 1,840
      Acquisitions and Improvements                        0                0
      Cost of property sold                                0              (53)
      Depreciation                                        (5)             (24)
      Reclassifications                                    0                0
                                                     -------          -------
      Balance at end of the period                   $ 1,758          $ 1,763
                                                     -------          -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

10. PROPERTY USED IN STOCKYARD OPERATIONS

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

      A schedule of the Company's property used in stockyard operations at January 31, 2007 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                               (Retirements)
                                               -------------                   Carrying
                        Historical Cost          Additions                     --------
                        ---------------          ---------          Accum.      Value
                                Bldgs. &              Bldgs. &     -------     --------
Description (1)        Land     Imprvmts.    Land     Imprvmts.     Depr.      01/31/07
---------------       -------    -------    -------    -------     -------     --------

30 acres of land
in St. Joseph, MO     $   902    $   200    $     0    $     0     $  (146)    $   956
Acquired in 1942

30 acres of land
in Sioux Falls, SD        100         89          0          0         (50)        139
Acquired in 1937      -------    -------    -------    -------     -------     -------
                      $ 1,002    $   289    $     0    $     0     $  (196)    $ 1,095
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the nine months ended January 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                                   January 31,       October 31,
                                                      2007              2006
                                                      ----              ----

      Balance at beginning of year                   $ 1,100           $ 1,121
      Acquisitions and Improvements                        0                 0
      Cost of property sold                                0                 0
      Depreciation                                        (5)              (21)
                                                     -------           -------
      Balance at end of the period                   $ 1,095           $ 1,100
                                                     -------           -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

11. PROPERTY HELD FOR DEVELOPMENT OR RESALE

      Property held for development or resale consist of approximately 18 acres of land located in the Midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at January 31, 2007 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                               (Retirements)
                                               -------------                  Carrying
                        Historical Cost          Additions                    --------
                        ---------------          ---------         Accum.      Value
                                Bldgs. &               Bldgs. &    -------    --------
Description (1)         Land    Imprvmts.     Land     Imprvmts.    Depr.     01/31/07
---------------       -------    -------    -------     -------    -------    --------

16 acres of land
in St. Joseph, MO     $    39        N/A    $     0         N/A        N/A    $    39
Acquired in 1942

2 acres of land
in Sioux City, IA         110        N/A    $   (46)        N/A        N/A         64
Acquired in 1937      -------    -------    -------     -------    -------    -------
                      $   149    $     0    $   (46)    $     0    $     0    $   103
                      =======    =======    =======     =======    =======    =======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the nine months ended January 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                                  January 31,        October 31,
                                                     2007               2006
                                                     ----               ----

      Balance at beginning of year                  $  149             $  300
      Acquisitions and Improvements                      0                  0
      Cost of property sold                            (46)              (151)
      Reclassification of property                       0                  0
                                                    ------             ------
      Balance at end of the period                  $  103             $  149
                                                    ------             ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

12. LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2007 are $19,000, $23,000, $24,000 and $14,000 in
fiscal 2007, 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $4,000 in each of the three month periods ended January 31, 2006 and 2005, respectivly.

13. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of January 31, 2007 and October 31, 2006.

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

15. RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At January 31, 2007, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $67,000 and $67,000 and for the three month periods ended January 31, 2007 and 2006, respectively. At various times during fiscal 2007 and 2006 certain holders of these notes agreed to defer interest payments due totaling approximately $14,000 and $0 as of January 31, 2007 and October 31, 2006. The fiscal 2006 deferred interest liability plus accrued interest at a rate of 10% per annum, was repaid as funds became available in the fourth quarter of fiscal 2006. The fiscal 2007 deferred interest liability was included in payable to executive officers at January 31, 2007. As of January 31, 2007, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

16. PENSION VALUATION RESERVE

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

      The components of net periodic benefit cost are as follows:

                                                Three Months Ended
                                               1/31/07      1/31/06
                                               --------------------

Service cost                                     1,500        1,400

Interest cost                                   25,000       25,100

Expected return on plan assets                 (27,000)     (26,900)

Amortization of prior service cost                   0            0

Recognized net actuarial loss                   63,500       63,900
                                               -------      -------

Net periodic benefit cost                       63,000       63,500
                                               =======      =======

The fiscal 2007 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

In fiscal 2007 the Company has not made any contributions into the pension plan.
The  Company  expects  to  make  its  fiscal  2007  required   contributions  of
approximately $127,000 into its pension plan by year end of fiscal 2007.

17. LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2007.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JANUARY 31, 2007

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

      Stockyard operations resulted in operating income of approximately $0.2 million while contributing approximately $1.0 million to Canal's revenues for the first three months of fiscal 2007.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.1 million, while contributing $0.2 million to Canal's revenues for fiscal 2007. In the first three months of fiscal 2007, Canal sold a two acre parcel of vacant land located in Sioux City, Iowa for $75,000, generating operating income of $18,000.

      As of January 31, 2007, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Buildings and undeveloped properties in fiscal 2007.

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

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2007 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 18 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                        2007          2006
                                                        ----          ----
                                                          (In Thousands)
Revenues:

Stockyard Revenue                                     $  1,000      $  1,046
Real Estate Revenue                                        206           463
                                                      --------      --------
    Total Revenue                                        1,206         1,509
                                                      --------      --------

Costs and Expenses:

Stockyard Expenses                                         788           784
Real Estate Expenses                                       101           271
General and Administrative Expenses                        272           278
                                                      --------      --------
    Total Costs and Expenses                             1,161         1,333
                                                      --------      --------

Income from Operations                                      45           176

Other Income                                                18            18
Other Expenses                                             (71)          (71)
                                                      --------      --------
Net (Loss)Income                                      $     (8)     $    123
                                                      --------      --------

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

      Canal recognized a net loss of approximately $8,000 in the first three months of fiscal 2007 as compared to net income of $123,000 for the same period in fiscal 2006. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2007, and 2006) of $23,000 and $15,000 in 2007 and 2006, respectively. The results attributable to common stockholders were a net loss of $31,000 in 2007 and net income of $108,000 in 2006.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2007 decreased by $303,000 to $1,206,000 as compared with 2006 revenues of $1,509,000. The fiscal 2007 decrease in revenues is due primarily to the $250,000 decrease in sales of real estate as discussed above.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2007 AND 2006

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2007 of $1,000,000 accounted for 82.9% of the fiscal 2007 revenues as compared to stockyard revenues of $1,046,000 or 69.3% for the same period in fiscal 2006. The 2007 increase in the stockyard revenues as a percent of total revenues, is due primarily to the decrease in sales of real estate for the first fiscal quarter of 2007. Stockyard revenues are comprised of yard handling and auction (90.3% and 92.0%), feed and bedding income (5.5% and 4.2%) and rental and other income (4.2% and 3.8%) for the three month periods ended January 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2007 of $788,000 increased by $4,000 (5.5%) from stockyard expenses of $784,000 for the same period in fiscal 2006. Stockyard expenses are comprised of labor and related costs (48.6% and 48.3%), other operating and maintenance (25.2% and 27.6%), feed and bedding expense (5.8% and 4.8%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.7% and 5.8%) and general and administrative expense (14.0% and 12.8%) for the three month periods ended January 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2007 of $206,000 accounted for 17.1% of the fiscal 2007 revenues as compared to real estate revenues of $463,000 or 30.7% for the same period in fiscal 2006. The fiscal 2007 decrease in real estate revenues as a percentage of total revenues is due primarily to the sharp increase in sales of real estate for the first fiscal quarter of 2006. Real estate revenues are comprised of sale of real estate (36.4% and 70.2%), rentals and other lease income from the rental of vacant land and certain structures (59.8% and 28.0%) and rental income from commercial office space in its Exchange Buildings (3.8% and 1.8%) for the three months ended January 31, 2007 and 2006, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the decrease in sales of real estate.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2007 of $100,000 decreased by $171,000 (62.9%) from real estate expenses of $271,000 for the same period in fiscal 2006. The sharp decrease in real estate expenses is due to the 2007 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (56.4% and 84.5%), labor, operating and maintenance (21.4% and 7.6%), depreciation and amortization (5.5% and 2.0%), taxes other than income taxes (6.6% and 3.3%) and general and administrative expenses (10.1% and 2.6%) for the three months ended January 31, 2007 and 2006, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the cost of real estate sold in fiscal 2007.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2007 of $272,000 decreased by $6,000 (2.1%) from expenses of $278,000 for the same period in fiscal 2006. The major components of general and administrative expenses are officers salaries (43.5% and 41.8%), pension expense (23.1% and 22.7%), insurance expense (4.6% and 6.2%), office salaries (8.6% and 9.0%), travel expense (3.8% and 3.8%), rent (1.6% and 1.5%) and professional fees (4.9% and 4.8%) for the three month periods ended January 31, 2007 and 2006, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the three months ended January 31, 2007 of $18,000 was unchanged for the same period in fiscal 2006. Interest and other income is comprised primarily of interest income on the $1,750,000 note receivable associated with the fiscal 2005 first quarter sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007.

Interest Expense

      Interest expense for the three months ended January 31, 2007 of $67,000 was unchanged for the same period in fiscal 2006. The principal balances outstanding at January 31, 2007 and October 31, 2006 was $2,687,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. There are no significant percentage variations in the year to year comparisons.

(Expense) Income from Art Sales

      Other expense from art sales for the three months ended January 31, 2007 of $4,000 was unchanged for the same period in fiscal 2006. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art.
There were no art sales in the first three months of fiscal 2007 or 2006. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $4,000 in each of the three month periods ended January 31, 2007 and 2006, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $42,000 at January 31, 2007 increased $4,000 or 11.4% from $38,000 at October 31, 2006. Net cash used by operations in fiscal 2007 was $60,000. Substantially all of the 2007 net proceeds from the sales of real estate of $75,000 was used in operations. During fiscal 2007 Canal decreased the balance of its liabilities by a total of $36,000.

      At January 31, 2007 the Company's current assets exceed current liabilities by $1.8 million which was an increase of $0.2 million as compared to October 31, 2006 when the Company's current assets exceeded current liabilities by $1.6 million. The only required principal repayments under Canal's debt agreements for fiscal 2007 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2007, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At January 31, 2007, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         January 31,        ($ US)       Interest Rate      Value
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

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2007 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2006 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2007.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6: Exhibits and Reports on Form 8-K:    (A)  Not applicable.
                                             (B)  None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2007.

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

     Signature                           Title                       Date
     ---------                           -----                       ----


/S/ Michael E. Schultz            President and Chief
----------------------      Executive Officer and Director
Michael E. Schultz           (Principal Executive Officer)       March 13, 2007


/S/ Reginald Schauder           Vice President-Finance
----------------------          Secretary and Treasurer
Reginald Schauder              (Principal Financial and
                                  Accounting Officer)            March 13, 2007


/S/ Asher B. Edelman             Chairman of the Board
----------------------               and Director                March 13, 2007
Asher B. Edelman