Form 10-Q
period 2007-04-30
CANAL CAPITAL CORP
filed 2007-06-12
CIK 101821

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the quarterly period ended April 30, 2007

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

       Title of each class          Shares outstanding at May 31, 2007
------------------------------      ----------------------------------
Common stock, $0.01 par value                4,326,929

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2007

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ............................................    3

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - April 30, 2007
       and October 31, 2006 ...............................................    4

     Consolidated Statements of Operations and
       Comprehensive (Loss) Income for the Six Month
       Periods ended April 30, 2007 and 2006 ..............................    6

     Consolidated Statements of Changes in Stockholders'
       Equity for the One Year and Six Month Periods
       ended October 31, 2006 and April 30, 2007 ..........................   10

     Consolidated Statements of Cash Flows for the
       Six Month Periods ended April 30, 2007 and
       2006 ...............................................................   11

     Notes to Consolidated Financial Statements ...........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   28

     Liquidity and Capital Resources ......................................   38

     Other Factors ........................................................   39

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................................   39

Item IV.   Controls and Procedures ........................................   40

Part II    Other Information ..............................................   41

     Items 1 through 6 ....................................................   42

     Signatures and Certifications ........................................   43

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2007 AND OCTOBER 31, 2006

                                                         APRIL 30,    OCTOBER 31,
                                                            2007          2006
                                                        (UNAUDITED)    (AUDITED)
                                                        -----------   -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                        $         0   $    38,121

       MORTGAGE NOTE RECEIVABLE                           1,700,000     1,750,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH APRIL 30, 2007 AND OCTOBER 31, 2006,          151,536       117,128

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $648,400 AND $713,000 AT APRIL 30, 2007
         AND OCTOBER 31, 2006                               310,100       333,000

       STOCKYARDS INVENTORY                                   6,184        11,270

       PREPAID EXPENSES                                      91,605        33,885
                                                        -----------   -----------

            TOTAL CURRENT ASSETS                          2,259,425     2,283,404
                                                        -----------   -----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $394,724
             AND $383,624 AT APRIL 30, 2007 AND
             OCTOBER 31, 2006, RESPECTIVELY               1,752,082     1,763,182
                                                        -----------   -----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $200,961 AND
             $191,052 AT APRIL 30, 2007 AND OCTOBER
             31, 2006, RESPECTIVELY                       1,089,752     1,099,661
                                                        -----------   -----------

  OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE              102,785       149,260
       RESTRICTED CASH - TRANSIT INSURANCE                   81,906        49,746
       DEPOSITS AND OTHER ASSETS                              2,700       113,720
                                                        -----------   -----------

                                                            187,391       312,726
                                                        -----------   -----------

                                                        $ 5,288,650   $ 5,458,973
                                                        ===========   ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2007 AND OCTOBER 31, 2006

                                                      APRIL 30,2007    OCTOBER 31,2006
                                                        (UNAUDITED)        (AUDITED)
                                                      --------------   ---------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $    298,684     $    282,968
       PENSION PLAN PAYABLE                                  91,785          126,844
       SALARIES PAYABLE - OFFICERS                           36,000           11,873
       ACCRUED PROFESSIONAL FEES                             78,458          112,417
       COMMERCIAL RENT TAX PAYABLE                                0           61,500
       INCOME TAXES PAYABLE                                  10,000           10,000
                                                       ------------     ------------
         TOTAL CURRENT LIABILITIES                          514,927          605,602
                                                       ------------     ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                          331,271          331,271
       REAL ESTATE TAXES PAYABLE                            129,162          104,437
                                                       ------------     ------------
         TOTAL NON-CURRENT LIABILITIES                      460,433          435,708
                                                       ------------     ------------

LONG-TERM DEBT, RELATED PARTY                             2,687,000        2,687,000
                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 8,014,137 AND
       8,014,137 SHARES ISSUED AND OUTSTANDING
       AT APRIL 30, 2007 AND OCTOBER 31,
       2006, RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 80,141,370
       AND $80,141,370 AT APRIL 30, 2007 AND
       OCTOBER 31, 2006, RESPECTIVELY                        80,141           80,141

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2007 AND OCTOBER 31,
       2006, RESPECTIVELY                                    53,138           53,138

  ADDITIONAL PAID-IN CAPITAL                             28,269,358       28,224,358

  ACCUMULATED DEFICIT                                   (14,086,571)     (13,811,198)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                        (11,003,545)     (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                            (1,686,231)      (1,812,231)
                                                       ------------     ------------
                                                          1,626,290        1,730,663
                                                       ------------     ------------

                                                       $  5,288,650     $  5,458,973
                                                       ============     ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

                                                         2007           2006
                                                      (UNAUDITED)    (UNAUDITED)
                                                      ----------     ----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $1,653,423     $1,775,981
    FEED AND BEDDING INCOME                              113,223         80,982
    RENTAL & OTHER INCOME                                 82,006         71,529
                                                      ----------     ----------

                                                       1,848,652      1,928,492
                                                      ----------     ----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                              743,425        707,131
    OTHER OPERATING AND MAINTENANCE                      406,575        419,560
    FEED AND BEDDING EXPENSE                             101,294         72,601
    DEPRECIATION AND AMORTIZATION                          9,909         10,434
    TAXES OTHER THAN INCOME TAXES                         89,970         87,033
    GENERAL AND ADMINISTRATIVE                           215,298        195,687
                                                      ----------     ----------

                                                       1,566,471      1,492,446
                                                      ----------     ----------

INCOME FROM STOCKYARD OPERATIONS                         282,181        436,046
                                                      ----------     ----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                   75,000        375,000
    OUTSIDE REAL ESTATE RENT                             246,320        262,228
    EXCHANGE BUILDING RENTAL INCOME                       15,435         16,703
                                                      ----------     ----------

                                                         336,755        653,931
                                                      ----------     ----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                              56,711        253,244
    LABOR, OPERATING AND MAINTENANCE                      40,842         43,721
    DEPRECIATION AND AMORTIZATION                         11,100         11,100
    TAXES OTHER THAN INCOME TAXES                         13,200         18,000
    GENERAL AND ADMINISTRATIVE                            21,200         15,200
                                                      ----------     ----------

                                                         143,053        341,265
                                                      ----------     ----------

INCOME FROM REAL ESTATE OPERATIONS                       193,702        312,666
                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006
                                  Continued ...

                                                        2007            2006
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSE                     (549,187)       (556,255)
                                                    -----------     -----------

(LOSS) INCOME FROM OPERATIONS                           (73,304)        192,457
                                                    -----------     -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                                36,000          36,000
  INTEREST EXPENSE                                     (134,642)       (135,615)
  ART SALES AND OPERATIONS                               27,593           1,112
  LOSS ON SALE OF INVESTMENT                            (86,020)              0
                                                    -----------     -----------

                                                       (157,069)        (98,503)

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         (230,373)         93,954
PROVISION FOR INCOME TAXES                                    0               0
                                                    -----------     -----------

NET (LOSS) INCOME                                      (230,373)         93,954

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                  126,000         126,000
                                                    -----------     -----------

COMPREHENSIVE (LOSS)INCOME                          $  (104,373)    $   219,954
                                                    ===========     ===========

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                                 $     (0.06)    $      0.01
                                                    ===========     ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                         4,326,929       4,326,929
                                                    ===========     ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006

                                                          2007           2006
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------    -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                         $   750,357    $   813,369
    FEED AND BEDDING INCOME                                58,407         37,409
    RENTAL & OTHER INCOME                                  40,335         31,266
                                                      -----------    -----------

                                                          849,099        882,044
                                                      -----------    -----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                               360,141        328,892
    OTHER OPERATING AND MAINTENANCE                       207,722        203,160
    FEED AND BEDDING EXPENSE                               55,946         34,857
    DEPRECIATION AND AMORTIZATION                           4,955          5,217
    TAXES OTHER THAN INCOME TAXES                          44,892         41,555
    GENERAL AND ADMINISTRATIVE                            104,852         95,100
                                                      -----------    -----------

                                                          778,508        708,781
                                                      -----------    -----------

INCOME FROM STOCKYARD OPERATIONS                           70,591        173,263
                                                      -----------    -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                         0         50,000
    OUTSIDE REAL ESTATE RENT                              123,145        132,836
    EXCHANGE BUILDING RENTAL INCOME                         7,718          8,378
                                                      -----------    -----------

                                                          130,863        191,214
                                                      -----------    -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                    0         24,336
    LABOR, OPERATING AND MAINTENANCE                       19,319         23,221
    DEPRECIATION AND AMORTIZATION                           5,550          5,550
    TAXES OTHER THAN INCOME TAXES                           6,600          9,000
    GENERAL AND ADMINISTRATIVE                             11,100          8,100
                                                      -----------    -----------

                                                           42,569         70,207
                                                      -----------    -----------

INCOME FROM REAL ESTATE OPERATIONS                         88,294        121,007
                                                      -----------    -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                  Continued ...

                                                      2007              2006
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (277,026)         (278,282)
                                                  -----------       -----------

(LOSS) INCOME FROM OPERATIONS                        (118,141)           15,988
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                              18,000            18,000
  INTEREST EXPENSE                                    (67,467)          (68,441)
  ART SALES AND OPERATIONS                             31,526             5,156
  LOSS ON SALE OF INVESTMENT                          (86,020)                0
                                                  -----------       -----------

                                                     (103,961)          (45,285)
                                                  -----------       -----------
(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                       (222,102)          (29,297)
PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET (LOSS) INCOME                                    (222,102)          (29,297)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                 63,000            63,000
                                                  -----------       -----------

COMPREHENSIVE (LOSS)INCOME                        $  (159,102)      $    33,703
                                                  ===========       ===========

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                               $     (0.06)      $     (0.01)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,326,929         4,326,929
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2006 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2007 (UNAUDITED)

                                 COMMON STOCK             PREFERRED STOCK
                              NUMBER                    NUMBER
                                OF                        OF
                              SHARES       AMOUNT       SHARES       AMOUNT

BALANCE, OCTOBER 31, 2005    5,313,794    $  53,138    7,050,836    $  70,508
 NET LOSS                            0            0            0            0
 PREFERRED STOCK DIVIDEND            0            0      963,301        9,633
 MINIMUM PEN. LIAB. ADJ.             0            0            0            0
                             ----------------------    ----------------------

BALANCE, OCTOBER 31, 2006    5,313,794    $  53,138    8,014,137    $  80,141
 NET LOSS                            0            0            0            0
 PREFERRED STOCK DIVIDEND            0            0            0            0
 MINIMUM PEN. LIAB. ADJ.             0            0            0            0
                             ----------------------    ----------------------

BALANCE, APRIL  30, 2007     5,313,794    $  53,138    8,014,137    $  80,141
                             ======================    ======================

                                              ADDITIONAL                         TREASURY
                               PAID-IN       ACCUMULATED      COMPREHENSIV        STOCK,
                               CAPITAL         DEFICIT        (LOSS)INCOME       AT COST
BALANCE, OCTOBER 31, 2005    $ 28,137,647    ($13,396,580)    ($ 2,048,687)    ($11,003,545)
 NET LOSS                               0        (322,424)               0                0
 PREFERRED STOCK DIVIDEND          86,711         (92,194)               0                0
 MINIMUM PEN. LIAB. ADJ.                0               0          236,456                0
                             ------------    ------------     ------------     ------------

BALANCE, OCTOBER 31, 2006    $ 28,224,358    ($13,811,198)    ($ 1,812,231)    ($11,003,545)
 NET LOSS                               0        (230,373)               0                0
 PREFERRED STOCK DIVIDEND          45,000         (45,000)               0                0
 MINIMUM PEN. LIAB. ADJ.                0               0          126,000                0
                             ------------    ------------     ------------     ------------
BALANCE, APRIL 30, 2007      $ 28,269,358    ($14,086,571)    ($ 1,686,231)    ($11,003,545)
                             ============    ============     ============     ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

                                                      APRIL 2007     APRIL 2006
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                   $ (230,373)    $   93,954
                                                      ----------     ----------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                          21,009         21,534

   GAIN ON SALES OF REAL ESTATE                          (18,289)      (121,756)

   GAIN ON ART SALES (NET OF RESERVE)                    (35,600)        (9,400)

   LOSS ON SALE OF INVESTMENT                             86,020              0

   MINIMUM PENSION LIABILITY ADJUSTMENT                  126,000        126,000

DECREASE (INCREASE) IN ASSETS:

   MORTGAGE NOTE RECEIVABLE - PROCEEDS                    50,000              0

   NOTES AND ACCOUNTS RECEIVABLE                         (34,408)       (47,501)

   STOCKYARDS INVENTORY                                    5,086          2,160

   PREPAID EXPENSES                                      (57,720)       (78,488)

   RESTRICTED CASH - TRANSIT INSURANCE                   (32,160)       (60,415)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  15,716        (48,927)

   PENSION PLAN PAYABLE                                  (35,059)      (149,040)

   SALARIES PAYABLE - OFFICERS                            24,127        (70,259)

   ACCRUED PROFESSIONAL FEES                             (33,959)       (39,486)

   COMMERCIAL RENT TAX PAYABLE                           (61,500)             0

   REAL ESTATE TAXES PAYABLE                              24,725          4,841
                                                      ----------     ----------

        TOTAL ADJUSTMENTS                                 43,988       (470,737)
                                                      ----------     ----------

NET CASH USED BY OPERATING ACTIVITIES                   (186,385)      (376,783)
                                                      ----------     ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006
                                  Continued ...

                                                   APRIL 2007      APRIL 2006
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                    75,000         375,000
  PROCEEDS FROM SALES OF ART                            58,500          28,800
  PROCEEDS FROM SALE OF INVESTMENT                      25,000               0
  COSTS RELATING TO SALES OF REAL ESTATE               (10,236)        (99,690)
  CAPITAL EXPENDITURES                                       0          (6,517)
                                                   -----------     -----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                           148,264         297,593
                                                   -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (38,121)        (79,190)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               38,121          79,190
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $         0     $         0
                                                   ===========     ===========

                                                            APRIL 30,
                                                            ---------
                                                       2007            2006
                                                       ----            ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                         $   134,642     $   135,615
                                                   ===========     ===========

  INCOME TAXES                                     $     8,000     $     5,000
                                                   ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                        $    45,000     $    30,000

                                                   ===========     ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2007

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $6,000 and $11,000 at April 30, 2007 and October 31, 2006, respectively.

      Stockyard operations resulted in operating income of $282,000 and $436,000 for the six month periods ended April 30, 2007 and 2006, respectively. Additionally, stockyard operations contributed $1,849,000 and $1,928,000 to Canal's revenues for the six month periods ended April 30, 2007 and 2006, respectively.

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

      Real estate operations resulted in operating income of $194,000 and $313,000 for the six month periods ended April 30, 2007 and 2006, respectively. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Included in the 2006 real estate operating income is a $122,000 gain on the sales of six acres of vacant land located in South Saint Paul, Minnesota and a one acre parcel of land located in Sioux City, Iowa. Additionally, real estate operations contributed $337,000 and $654,000 to Canal's revenues for the six month periods ended April 30, 2007 and 2006, respectively.

      As of April 30, 2007, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $0 and $111,000 at April 30,2007 and October 31, 2006, respectively, and is included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2007, and 2006 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $8,000 and $5,000 and interest payments of $135,000 and $136,000 for the six month period ended April 30, 2007 and 2006, respectively.

      K) Comprehensive Income (Loss) -- The Company's only adjustments for each classification of the comprehensive income was for minimum pension liability.

      L) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein. The shares issuable upon the exercise of stock options are excluded from the calculation of net income (loss) per share as their effect would be antidilutive.

      M) Recent Accounting Pronouncements -- In September 2006 the Financial Accounting Standards Board issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year-end. SFAS No. 158 is effective at the end of fiscal 2007, except for the change in measurement date, which is effective for fiscal 2008. The Company believes the adoption of SFAS No. 158 will have minimal effect on the financial statements.

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

            3. INTERIM FINANCIAL STATEMENTS

            The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2007 and the results of its operations and its cash flows for the six month period ended April 30, 2007. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2006 and the notes thereto which are contained in Canal's 2006 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2007.

4. MORTGAGE NOTE RECEIVABLE

      On November 1, 2004 Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1,750,000. Canal accepted a mortgage note for the full sales price, which note carries interest at a rate of 4.12% per annum, payable in equal monthly installments. During the second fiscal quarter of 2007, Canal received a principal payment of $50,000 on this mortgage note. The remaining balance of the mortgage note of $1,700,000 is due and payable in full on October 31, 2007.

5. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At April 30, 2007, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   April 30,  October 31,
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

      The following table summarizes the Company's commitments as of April 30, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                      More
                                     Less Than     1 - 3     3 - 5    Than
                             Total     1 year      Years     Years    5 Yrs.
                             ------  ---------     ------    ------   ------

Pension Plan Liability (a)   $   423   $   92      $   243    $   88    $  0
Mortgage Notes Payable (b)     2,687        0        2,687         0       0
                             -------   ------      -------    ------    ----

                             $ 3,110   $   92      $ 2,930    $   88    $  0
                             -------   ------      -------    ------    ----

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

6. RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $82,000 and $50,000 at April 30, 2007 and October 31, 2006, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7. INCOME TAXES

      At April 30, 2007, the Company has net operating loss carryforwards of approximately $12,700,000 that expire through 2026. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

8. ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal has sold one piece of contemporary art in the first six months of fiscal 2007 as compared to two pieces of contemporary art sold in the same period of fiscal 2006. Canal's art operations have generated operating income of approximately $28,000 and $1,000 in the six month periods ended April 30, 2007 and 2006, respectively.

      Antiquities and contemporary art represented 61% ($189,l22) and 39% ($120,978) and 57% ($189,122) and 43% ($143,878) of total art inventory at April
30, 2007 and October 31, 2006, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2007 Canal applied $64,600 of the valuation allowance against sales, thereby, decreasing the total valuation allowance to $648,400 as of April 30, 2007 as compared to $713,000 at October 31, 2006.

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

      A schedule of the Company's property on operating leases at April 30, 2007 is as follows (000's omitted):

                                          Current Year
                                          (Retirements
                      Historical Cost       Additions
                      ----------------   ---------------          Carrying
                             Bldgs. &          Bldgs. &   Accum.    Value
Description (1)        Land  Imprvmts.   Land  Imprvmts.  Depr.   04/30/07
---------------        ----  ---------   ----  ---------  -----   --------
New York office
Leasehold assets      $    0  $     8   $   0   $     0   $    (8)  $     0

9 acres of land
in Omaha, NE           1,150       21       0         0       (12)    1,159
Acquired in 1976

10 acres of land
in S. St. Paul, MN        83      485       0         0      (375)      193
Acquired in 1937

18 acres of land
in Sioux City, IA        400        0       0         0         0       400
Acquired in 1937      ------  -------   -----   -------    ------   -------
                      $1,633  $   514   $   0   $     0    $ (395)  $ 1,752
                      ======  =======   =====   =======    ======   =======

      A schedule of the Company's reconciliation of property on operating leases carried for the six months ended April 30, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                         April 30,      October 31,
                                            2007           2006
                                         ----------     ----------
        Balance at beginning of year     $    1,763     $    1,840
        Acquisitions and Improvements             0              0
        Cost of property sold                     0            (53)
        Depreciation                            (11)           (24)
        Reclassifications                         0              0
                                         ----------     ----------
        Balance at end of the period     $    1,752     $    1,763
                                         ----------     ----------

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

      A schedule of the Company's property used in stockyard operations at April 30, 2007 is as follows (000's omitted):

                                           Current Year
                                          (Retirements)
                       Historical Cost       Additions
                       ----------------   ---------------           Carrying
                              Bldgs. &          Bldgs. &    Accum.   Value
Description (1)         Land  Imprvmts.   Land  Imprvmts.   Depr.   04/30/07
---------------         ----  ---------   ----  ---------   -----   --------

30 acres of land
in St. Joseph, MO      $  902   $ 200     $  0    $   0    $  (148)  $   954
Acquired in 1942

30 acres of land
in Sioux Falls, SD        100      89        0        0        (53)      136
                       ------   -----     ----    -----    -------   -------
Acquired in 1937
                       $1,002   $ 289     $  0    $   0    $  (201)  $ 1,090
                       ======   =====     ====    =====    =======   =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the six months ended April 30, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                            April 30,     October 31,
                                              2007           2006
                                           ----------     ----------

          Balance at beginning of year     $    1,100     $    1,121
          Acquisitions and Improvements             0              0
          Cost of property sold                     0              0
          Depreciation                            (10)           (21)
                                           ----------     ----------
          Balance at end of the period     $    1,090     $    1,100
                                           ----------     ----------

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

      A schedule of the Company's property held for development or resale at April 30, 2007 is as follows (000's omitted):

                                         Current Year
                                         (Retirements)
                      Historical Cost      Additions
                      ---------------   ---------------           Carrying
                            Bldgs. &           Bldgs. &   Accum.    Value
Description (1)       Land  Imprvmts.   Land  Imprvmts.   Depr.   04/30/07
---------------       ----  ---------   ----  ---------   -----   --------

16 acres of land
in St. Joseph, MO     $ 39    N/A      $    0    N/A       N/A      $ 39
Acquired in 1942

2 acres of land
in Sioux City, IA      110    N/A      $  (46)   N/A       N/A        64
Acquired in 1937      ----    ---      -------   ---       ---      ----
                      $149    $ 0      $  (46)   $ 0       $ 0      $103
                      ====    ===      =======   ===       ===      ====

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the six months ended April 30, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                           April 30,      October 31,
                                               2007           2006
                                           ----------     ----------

          Balance at beginning of year     $      149     $      300
          Acquisitions and Improvements             0              0
          Cost of property sold                   (46)          (151)
          Reclassification of property              0              0
                                           ----------     ----------
          Balance at end of the period     $      103     $      149
                                           ----------     ----------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

12. LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of April 30, 2007 are $12,000, $23,000, $24,000 and $14,000 in
fiscal 2007, 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $8,000 in each of the six month periods ended April 30, 2006 and 2005, respectivly.

13. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of April 30, 2007 and October 31, 2006.

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

15. RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At April 30, 2007, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $135,000 and $136,000 and for the six month periods ended April 30, 2007 and 2006, respectively. At various times during fiscal 2007 and 2006 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability to date plus accrued interest at a rate of 10% per annum, has been repaid as funds became available. As of April 30, 2007, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

16. PENSION VALUATION RESERVE

      The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 132(R) over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The additional minimum pension liability will be expensed as actuarial computations of annual pension cost (made in accordance with SFAS No. 132(R)) recognize the deficiency that exists.

      The components of net periodic benefit cost are as follows:

                                        Six Months Ended
                                       4/30/07     4/30/06
                                       -------------------

Service cost                             2,900      2,800

Interest cost                           50,100     50,400

Expected return on plan assets         (53,500)   (53,800)

Amortization of prior service cost           0          0

Recognized net actuarial loss          134,500    127,800
                                       -------    -------

Net periodic benefit cost              134,000    127,200
                                       =======    =======

For the six months ended April 30, 2007 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

In fiscal 2007 the Company has made a $35,000 contribution into the pension plan. The Company expects to make the balance of its fiscal 2007 required contributions of approximately $92,000 into its pension plan before the end of fiscal 2007.

17. LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2007.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE SIX MONTHS ENDED APRIL 30, 2007

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

      Stockyard operations resulted in operating income of approximately $0.3 million while contributing approximately $1.8 million to Canal's revenues for the first six months of fiscal 2007.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.2 million, while contributing $0.3 million to Canal's revenues for the six months ended April 30, 2007. In the first six months of fiscal 2007, Canal sold a two acre parcel of vacant land located in Sioux City, Iowa for $75,000, generating operating income of $18,000.

      As of April 30, 2007, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2007.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                    Six Months Ended April 30,
                                                    --------------------------
                                                       2007            2006
                                                       ----            ----
                                                         (In Thousands)
Revenues:

Stockyard Revenue                                    $ 1,848         $ 1,928
Real Estate Revenue                                      337             654
                                                     -------         -------
    Total Revenue                                      2,185           2,582
                                                     -------         -------

Costs and Expenses:

Stockyard Expenses                                     1,566           1,492
Real Estate Expenses                                     143             341
General and Administrative Expenses                      549             556
                                                     -------         -------
     Total Costs and Expenses                          2,258           2,389
                                                     -------         -------

(Loss) Income from Operations                            (73)            193

Other Income                                              64              37
Other Expenses                                          (221)           (136)
                                                     -------         -------
Net (Loss)Income                                     $  (230)        $    94
                                                     -------         -------

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

      Canal recognized a net loss of approximately $230,000 in the first six months of fiscal 2007 as compared to net income of $94,000 for the same period in fiscal 2006. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2007, and 2006) of $45,000 and $30,000 in 2007 and 2006, respectively. The results attributable to common stockholders were a net loss of $275,000 in 2007 and net income of $64,000 in 2006.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2007 decreased by $397,000 to $2,185,000 as compared with 2006 revenues of $2,582,000. The fiscal 2007 decrease in revenues is due primarily to the $317,000 decrease in sales of real estate.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2007 AND 2006

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2007 of $1,848,000 accounted for 84.6% of the fiscal 2007 revenues as compared to stockyard revenues of $1,928,000 or 74.7% for the same period in fiscal 2006. The 2007 increase in the stockyard revenues as a percent of total revenues, is due primarily to the decrease in sales of real estate for the first six months of 2007. Stockyard revenues are comprised of yard handling and auction (89.4% and 92.1%), feed and bedding income (6.1% and 4.2%) and rental and other income (4.5% and 3.7%) for the six month periods ended April 30, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Revenues

      Stockyard revenues for the three months ended April 30, 2007 of $849,000 accounted for 86.7% of the fiscal 2007 revenues as compared to stockyard revenues of $882,000 or 82.2% for the same period in fiscal 2006. The 2007 increase in the stockyard revenues as a percent of total revenues, is due primarily to the decrease in sales of real estate for the second fiscal quarter of 2007. Stockyard revenues are comprised of yard handling and auction (88.4% and 92.2%), feed and bedding income (6.9% and 4.2%) and rental and other income (4.7% and 3.6%) for the three month periods ended April 30, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2007 of $1,566,000 increased by $74,000 (5.0%) from stockyard expenses of $1,492,000 for the same period in fiscal 2006. Stockyard expenses are comprised of labor and related costs (47.5% and 47.4%), other operating and maintenance (26.0% and 28.1%), feed and bedding expense (6.5% and 4.9%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (5.7% and 5.8%) and general and administrative expense (13.7% and 13.1%) for the six month periods ended April 30, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended April 30, 2007 of $779,000 increased by $70,000 (9.8%) from stockyard expenses of $709,000 for the same period in fiscal 2006. Stockyard expenses are comprised of labor and related costs (46.3% and 46.4%), other operating and maintenance (26.7% and 28.7%), feed and bedding expense (7.2% and 4.9%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (5.8% and 5.9%) and general and administrative expense (13.4% and 13.4%) for the three month periods ended April 30, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2007 of $337,000 accounted for 15.4% of the fiscal 2007 revenues as compared to real estate revenues of $654,000 or 25.3% for the same period in fiscal 2006. The fiscal 2007 decrease in real estate revenues as a percentage of total revenues is due primarily to the sharp increase in sales of real estate for the first six months of 2006. Real estate revenues are comprised of sale of real estate (22.3% and 57.4%), rentals and other lease income from the rental of vacant land and certain structures (73.1% and 40.1%) and rental income from commercial office space in its Exchange Buildings (4.6% and 2.5%) for the six months ended April 30, 2007 and 2006, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the decrease in sales of real estate.

Real Estate Revenues

      Real estate revenues for the three months ended April 30, 2007 of $131,000 accounted for 13.3% of the fiscal 2007 revenues as compared to real estate revenues of $191,000 or 17.8% for the same period in fiscal 2006. The fiscal 2007 decrease in real estate revenues as a percentage of total revenues is due primarily to the sharp increase in sales of real estate for the second fiscal quarter of 2006. Real estate revenues are comprised of sale of real estate (0.0% and 26.2%), rentals and other lease income from the rental of vacant land and certain structures (94.1% and 69.5%) and rental income from commercial office space in its Exchange Buildings (5.9% and 4.3%) for the three months ended April 30, 2007 and 2006, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the decrease in sales of real estate.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2007 of $143,000 decreased by $198,000 (58.1%) from real estate expenses of $341,000 for the same period in fiscal 2006. The sharp decrease in real estate expenses is due to the 2007 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (39.6% and 74.2%), labor, operating and maintenance (28.6% and 12.8%), depreciation and amortization (7.8% and 3.3%), taxes other than income taxes (9.2% and 5.3%) and general and administrative expenses (14.8% and 4.4%) for the six months ended April 30, 2007 and 2006, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the cost of real estate sold in fiscal 2007.

Real Estate Expenses

      Real estate expenses for the three months ended April 30, 2007 of $43,000 decreased by $27,000 (39.4%) from real estate expenses of $70,000 for the same period in fiscal 2006. The sharp decrease in real estate expenses is due to the 2007 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (0.0% and 34.7%), labor, operating and maintenance (45.4% and 33.1%), depreciation and amortization (13.0% and 7.9%), taxes other than income taxes (15.5% and 12.8%) and general and administrative expenses (26.1% and 11.5%) for the three months ended April 30, 2007 and 2006, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the cost of real estate sold in fiscal 2007.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2007 of $549,000 decreased by $7,000 (1.3%) from expenses of $556,000 for the same period in fiscal 2006. The major components of general and administrative expenses are officers salaries (43.2% and 41.8%), pension expense (22.9% and 22.7%), insurance expense (4.6% and 6.2%), office salaries (8.6% and 8.8%), travel expense (3.3% and 3.2%), rent (1.6% and 1.5%) and professional fees (4.8% and 4.8%) for the six month periods ended April 30, 2007 and 2006, respectively. There are no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the three months ended April 30, 2007 of $277,000 decreased by $1,000 (0.5%) from expenses of $278,000 for the same period in fiscal 2006. The major components of general and administrative expenses are officers salaries (42.8% and 41.8%), pension expense (22.7% and 22.6%), insurance expense (4.5% and 6.1%), office salaries (8.5% and 8.6%), travel expense (2.8% and 2.7%), rent (1.6% and 1.5%) and professional fees (4.8% and 4.7%) for the three month periods ended April 30, 2007 and 2006, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2007 of $36,000 was unchanged for the same period in fiscal 2006. Interest and other income is comprised primarily of interest income on the $1,700,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007.

Interest Expense

      Interest expense for the six months ended April 30, 2007 of $135,000 was unchanged for the same period in fiscal 2006. The principal balances outstanding at April 30, 2007 and October 31, 2006 was $2,687,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. There are no significant percentage variations in the year to year comparisons.

(Expense) Income from Art Sales

      Other income from art sales for the six months ended April 30, 2007 of $28,000 increased by $27,000 from income from arts sales of $1,000 for the same period in fiscal 2006. Canal sold one piece of contemporary art in the first six months of fiscal 2007 as compared to two pieces of contemporary art sold in the same period in fiscal 2006. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $59,000 and $29,000 for the six month periods ended April 30, 2007 and 2006, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $23,000 and $20,000 (net of a valuation allowance of $65,000 and $55,000) as well as selling, general and administrative expenses of $8,000 and $8,000 for the six month periods ended April 30, 2007 and 2006, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $0 at April 30, 2007 decreased $38,000 or 100.0% from $38,000 at October 31, 2006. Net cash used by operations in fiscal 2007 was $161,000. Substantially all of the 2007 net proceeds from the sales of real estate of $75,000 was used in operations. During fiscal 2007 Canal decreased the balance of its liabilities by a total of $66,000.

      At April 30, 2007 the Company's current assets exceed current liabilities by $1.7 million which was an increase of $0.1 million as compared to October 31, 2006 when the Company's current assets exceeded current liabilities by $1.6 million. The only required principal repayments under Canal's debt agreements for fiscal 2007 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2007, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At April 30, 2007, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
          April 30,         ($ US)       Interest Rate      Value
         ----------       ----------     -------------      -----
            2007           $     0            N/A
            2008                 0            N/A
            2009             2,687            10%
            2010                 0            N/A
            2011                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 2,687                          N/A (A)
                           -------                          -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2007 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2006 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2007.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6:  Exhibits and Reports on Form 8-K:   (A)            Not applicable.
                                             (B)            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of June, 2007.

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

      Signature                      Title                    Date
      ---------                      -----                    ----


                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)    June 8, 2007
Michael E. Schultz


                            Vice President-Finance
                            Secretary and Treasurer
/S/ Reginald Schauder       (Principal Financial and
----------------------        Accounting Officer)          June 8, 2007
Reginald Schauder


/S/ Asher B. Edelman          Chairman of the Board
----------------------          and Director               June 8, 2007
Asher B. Edelman