Form 10-Q
period 2007-07-31
CANAL CAPITAL CORP
filed 2007-09-13
CIK 101821

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the quarterly period ended July 31, 2007

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

        Title of each class            Shares outstanding at August 31, 2007
        -------------------
   Common stock, $0.01 par value                     4,326,929

(This document contains 48 pages)

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2007

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ...........................................     3

Item I.  Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2007
        and October 31, 2006 .............................................     4

     Consolidated Statements of Operations and
        Comprehensive (Loss) Income for the Nine Month
        Periods ended July 31, 2007 and 2006 .............................     6

     Consolidated Statements of Changes in Stockholders'
        Equity for the One Year and Nine Month Periods
        ended October 31, 2006 and July 31, 2007 .........................    10

     Consolidated Statements of Cash Flows for the
        Nine Month Periods ended July 31, 2007 and 2006 ..................    11

     Notes to Consolidated Financial Statements ..........................    13

Item II. Management's Discussion and Analysis of Financial Condition .....    28

     Liquidity and Capital Resources .....................................    38

     Other Factors .......................................................    39

Item III. Quantitative and Qualitative Disclosures About Market Risk .....    39

Item IV.  Controls and Procedures ........................................    40

Part II   Other Information ..............................................    41

     Items 1 through 6 ...................................................    42

     Signatures and Certifications .......................................    43

                                     PART I

                             FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2007 AND OCTOBER 31, 2006

                                                             JULY 31,       OCTOBER 31,
                                                               2007            2006
                                                           (UNAUDITED)       (AUDITED)
                                                           -----------      -----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                           $        0       $   38,121

       MORTGAGE NOTE RECEIVABLE                             1,700,000        1,750,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JULY 31, 2007 AND OCTOBER 31, 2006,              57,099          117,128

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $648,400 AND $713,000 AT JULY 31, 2007
         AND OCTOBER 31, 2006                                 310,100          333,000

       STOCKYARDS INVENTORY                                    23,441           11,270

       PREPAID EXPENSES                                        80,460           33,885
                                                           ----------       ----------

            TOTAL CURRENT ASSETS                            2,171,100        2,283,404
                                                           ----------       ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
            ACCUMULATED DEPRECIATION OF $400,274
            AND $383,624 AT JULY 31, 2007 AND
            OCTOBER 31, 2006, RESPECTIVELY                  1,746,532        1,763,182
                                                           ----------       ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
            ACCUMULATED DEPRECIATION OF $205,915 AND
            $191,052 AT JULY 31, 2007 AND OCTOBER
            31, 2006, RESPECTIVELY                          1,084,798        1,099,661
                                                           ----------       ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                102,785          149,260
       RESTRICTED CASH - TRANSIT INSURANCE                     52,624           49,746
       DEPOSITS AND OTHER ASSETS                                2,700          113,720
                                                           ----------       ----------

                                                              158,109          312,726
                                                           ----------       ----------

                                                           $5,160,539       $5,458,973
                                                           ==========       ==========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2007 AND OCTOBER 31, 2006

                                                          JULY 31,2007      OCTOBER 31,2006
                                                           (UNAUDITED)          (AUDITED)
                                                          ------------      ---------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $    257,812        $    282,968
       PENSION PLAN PAYABLE                                     91,785             126,844
       SALARIES PAYABLE - OFFICERS                             170,375              11,873
       ACCRUED PROFESSIONAL FEES                                96,603             112,417
       COMMERCIAL RENT TAX PAYABLE                                   0              61,500
       INCOME TAXES PAYABLE                                     10,000              10,000
                                                          ------------        ------------
         TOTAL CURRENT LIABILITIES                             626,575             605,602
                                                          ------------        ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                             331,271             331,271
       REAL ESTATE TAXES PAYABLE                               158,262             104,437
                                                          ------------        ------------
         TOTAL NON-CURRENT LIABILITIES                         489,533             435,708
                                                          ------------        ------------

LONG-TERM DEBT, RELATED PARTY                                2,687,000           2,687,000
                                                          ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 9,102,655 AND
       8,014,137 SHARES ISSUED AND OUTSTANDING
       AT JULY 31, 2007 AND OCTOBER 31, 2006,
       RESPECTIVELY AND AGGREGATE LIQUIDATION
       PREFERENCE OF $10 PER SHARE FOR $ 91,026,550
       AND $80,141,370 AT JULY 31, 2007 AND
       OCTOBER 31, 2006, RESPECTIVELY                           91,027              80,141

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JULY 31, 2007 AND OCTOBER 31,
       2006, RESPECTIVELY                                       53,138              53,138

  ADDITIONAL PAID-IN CAPITAL                                28,301,341          28,224,358

  ACCUMULATED DEFICIT                                      (14,461,299)        (13,811,198)

  986,865 SHARES OF COMMON STOCK
        HELD IN TREASURY, AT COST                          (11,003,545)        (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                               (1,623,231)         (1,812,231)
                                                          ------------        ------------
                                                             1,357,431           1,730,663
                                                          ------------        ------------

                                                          $  5,160,539        $  5,458,973
                                                          ============        ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

                                                        2007             2006
                                                     (UNAUDITED)     (UNAUDITED)
                                                     -----------     -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                        $ 2,105,961     $ 2,331,784
    FEED AND BEDDING INCOME                              146,033         111,435
    RENTAL & OTHER INCOME                                122,401         139,370
                                                     -----------     -----------

                                                       2,374,395       2,582,589
                                                     -----------     -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            1,052,785       1,029,272
    OTHER OPERATING AND MAINTENANCE                      584,272         610,620
    FEED AND BEDDING EXPENSE                             132,285          97,346
    DEPRECIATION AND AMORTIZATION                         14,863          15,650
    TAXES OTHER THAN INCOME TAXES                        131,235         127,266
    GENERAL AND ADMINISTRATIVE                           278,952         255,849
                                                     -----------     -----------

                                                       2,194,392       2,136,003
                                                     -----------     -----------

INCOME FROM STOCKYARD OPERATIONS                         180,003         446,586
                                                     -----------     -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                   75,000         375,000
    OUTSIDE REAL ESTATE RENT                             369,495         391,040
    EXCHANGE BUILDING RENTAL INCOME                       23,152          25,080
                                                     -----------     -----------

                                                         467,647         791,120
                                                     -----------     -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                              56,711         253,244
    LABOR, OPERATING AND MAINTENANCE                      59,815          65,833
    DEPRECIATION AND AMORTIZATION                         16,650          16,650
    TAXES OTHER THAN INCOME TAXES                         19,800          27,000
    GENERAL AND ADMINISTRATIVE                            31,800          23,800
                                                     -----------     -----------

                                                         184,776         386,527
                                                     -----------     -----------

INCOME FROM REAL ESTATE OPERATIONS                       282,871         404,593
                                                     -----------     -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
                                  Continued ...

                                                     2007               2006
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (818,763)          (826,389)
                                                 -----------        -----------

(LOSS) INCOME FROM OPERATIONS                       (355,889)            24,793
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                             54,000             54,000
  INTEREST EXPENSE                                  (201,818)          (202,790)
  ART SALES AND OPERATIONS                            23,343             (2,775)
  LOSS ON SALE OF INVESTMENT                         (86,020)                 0
                                                 -----------        -----------

                                                    (210,495)          (151,565)
                                                 -----------        -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      (566,384)          (126,772)
PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET (LOSS) INCOME                                   (566,384)          (126,772)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT               189,000            189,000
                                                 -----------        -----------

COMPREHENSIVE (LOSS)INCOME                       $  (377,384)       $    62,228
                                                 ===========        ===========

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                              $     (0.15)       $     (0.05)
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,326,929          4,326,929
                                                 ===========        ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

                                                      2007             2006
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                      $   452,538      $   555,803
    FEED AND BEDDING INCOME                             32,810           30,453
    RENTAL & OTHER INCOME                               40,395           67,841
                                                   -----------      -----------

                                                       525,743          654,097
                                                   -----------      -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            309,360          322,141
    OTHER OPERATING AND MAINTENANCE                    177,697          191,060
    FEED AND BEDDING EXPENSE                            30,991           24,745
    DEPRECIATION AND AMORTIZATION                        4,954            5,216
    TAXES OTHER THAN INCOME TAXES                       41,265           40,233
    GENERAL AND ADMINISTRATIVE                          63,654           60,162
                                                   -----------      -----------

                                                       627,921          643,557
                                                   -----------      -----------

(LOSS) INCOME FROM STOCKYARD OPERATIONS               (102,178)          10,540
                                                   -----------      -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                      0                0
    OUTSIDE REAL ESTATE RENT                           123,175          128,812
    EXCHANGE BUILDING RENTAL INCOME                      7,717            8,377
                                                   -----------      -----------

                                                       130,892          137,189
                                                   -----------      -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                 0                0
    LABOR, OPERATING AND MAINTENANCE                    18,973           22,112
    DEPRECIATION AND AMORTIZATION                        5,550            5,550
    TAXES OTHER THAN INCOME TAXES                        6,600            9,000
    GENERAL AND ADMINISTRATIVE                          10,600            8,600
                                                   -----------      -----------

                                                        41,723           45,262
                                                   -----------      -----------

INCOME FROM REAL ESTATE OPERATIONS                      89,169           91,927
                                                   -----------      -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
                FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
                                  Continued ...

                                                      2007              2006
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (269,576)         (270,131)
                                                  -----------       -----------

(LOSS) INCOME FROM OPERATIONS                        (282,585)         (167,664)
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                              18,000            18,000
  INTEREST EXPENSE                                    (67,176)          (67,175)
  ART SALES AND OPERATIONS                             (4,250)           (3,887)
  LOSS ON SALE OF INVESTMENT                                0                 0
                                                  -----------       -----------

                                                      (53,426)          (53,062)
                                                  -----------       -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                       (336,011)         (220,726)
PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET (LOSS) INCOME                                    (336,011)         (220,726)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                 63,000            63,000
                                                  -----------       -----------

COMPREHENSIVE (LOSS)INCOME                        $  (273,011)      $  (157,726)
                                                  ===========       ===========

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                               $     (0.08)      $     (0.06)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,326,929         4,326,929
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2006 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2007 (UNAUDITED)

                                     COMMON STOCK                PREFERRED STOCK
                                 NUMBER                       NUMBER
                                   OF                           OF
                                 SHARES        AMOUNT         SHARES         AMOUNT
BALANCE, OCTOBER 31, 2005       5,313,794     $  53,138      7,050,836     $   70,508
 NET LOSS                               0             0              0              0
 PREFERRED STOCK DIVIDEND               0             0        963,301          9,633
 MINIMUM PEN. LIAB. ADJ.                0             0              0              0
                              -------------------------     -------------------------

BALANCE, OCTOBER 31, 2006       5,313,794     $  53,138      8,014,137     $   80,141
 NET LOSS                               0             0              0              0
 PREFERRED STOCK DIVIDEND               0             0      1,088,518         10,886
 MINIMUM PEN. LIAB. ADJ.                0             0              0              0
                              -------------------------     -------------------------

BALANCE, JULY 31, 2007          5,313,794     $  53,138      9,102,655     $   91,027
                              =========================     =========================

                               ADDITIONAL                                          TREASURY
                                PAID-IN        ACCUMULATED     COMPREHENSIV         STOCK,
                                CAPITAL          DEFICIT       (LOSS)INCOME         AT COST
BALANCE, OCTOBER 31, 2005     $28,137,647     ($13,396,580)     ($2,048,687)     ($11,003,545)
 NET LOSS                               0         (322,424)               0                 0
 PREFERRED STOCK DIVIDEND          86,711          (92,194)               0                 0
 MINIMUM PEN. LIAB. ADJ.                0                0          236,456                 0
                              -----------     ------------      -----------      ------------

BALANCE, OCTOBER 31, 2006     $28,224,358     ($13,811,198)     ($1,812,231)     ($11,003,545)
 NET LOSS                               0         (566,384)               0                 0
 PREFERRED STOCK DIVIDEND          76,983          (83,717)               0                 0
 MINIMUM PEN. LIAB. ADJ.                0                0          189,000                 0
                              -----------     ------------      -----------      ------------
BALANCE, JULY 31, 2007        $28,301,341     ($14,461,299)     ($1,623,231)     ($11,003,545)
                              ===========     ============      ===========      ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

                                                      JULY 2007       JULY 2006
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS)                                         $ (566,384)     $ (126,772)
                                                     ----------      ----------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   TO NET CASH (USED) IN
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                         31,513          32,301

   GAIN ON SALES OF REAL ESTATE                         (18,289)       (121,756)

   GAIN ON ART SALES (NET OF RESERVE)                   (35,600)         (9,400)

   LOSS ON SALE OF INVESTMENT                            86,020               0

   MINIMUM PENSION LIABILITY ADJUSTMENT                 189,000         189,000

   PREFERRED STOCK ISSUED IN LIEU OF
    OFFICER COMPENSATION                                  4,150           4,151

DECREASE (INCREASE) IN ASSETS:

   MORTGAGE NOTE RECEIVABLE - PROCEEDS                   50,000               0

   NOTES AND ACCOUNTS RECEIVABLE                         60,029          49,759

   STOCKYARDS INVENTORY                                 (12,171)           (415)

   PREPAID EXPENSES                                     (46,575)        (27,877)

   RESTRICTED CASH - TRANSIT INSURANCE                   (2,878)        (11,816)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (25,156)       (134,387)

   PENSION PLAN PAYABLE                                 (35,059)       (149,040)

   SALARIES PAYABLE - OFFICERS                          158,502          (6,767)

   ACCRUED PROFESSIONAL FEES                            (15,814)        (62,154)

   COMMERCIAL RENT TAX PAYABLE                          (61,500)              0

   REAL ESTATE TAXES PAYABLE                             53,825          36,341
                                                     ----------      ----------
        TOTAL ADJUSTMENTS                               379,997        (212,060)
                                                     ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                  (186,387)       (338,832)
                                                     ----------      ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
                                  Continued ...

                                                    JULY 2007        JULY 2006
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                    75,000          375,000
  PROCEEDS FROM SALES OF ART                            58,500           28,800
  PROCEEDS FROM SALE OF INVESTMENT                      25,000                0
  COSTS RELATING TO SALES OF REAL ESTATE               (10,234)         (99,690)
  CAPITAL EXPENDITURES                                       0           (6,518)
                                                   -----------      -----------

  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                           148,266          297,592
                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (38,121)         (41,240)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               38,121           79,190
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $         0      $    37,950
                                                   ===========      ===========

                                                             JULY 31,
                                                             --------
                                                        2007             2006
                                                        ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                          $   201,818     $   202,790
                                                    ===========     ===========

  INCOME TAXES                                      $     8,000     $         0
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                         $    83,717     $    79,694
                                                    ===========     ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2007

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $23,000 and $11,000 at July 31, 2007 and October 31, 2006, respectively.

      Stockyard operations resulted in operating income of $180,000 and $447,000 for the nine month periods ended July 31, 2007 and 2006, respectively.
Additionally, stockyard operations contributed $2,374,000 and $2,583,000 to Canal's revenues for the nine month periods ended July 31, 2007 and 2006, respectively.

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

      Real estate operations resulted in operating income of $283,000 and $405,000 for the nine month periods ended July 31, 2007 and 2006, respectively. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Included in the 2006 real estate operating income is a $122,000 gain on the sales of six acres of vacant land located in South Saint Paul, Minnesota and a one acre parcel of land located in Sioux City, Iowa. Additionally, real estate operations contributed $468,000 and $791,000 to Canal's revenues for the nine month periods ended July 31, 2007 and 2006, respectively.

      As of July 31, 2007, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Ventures -- Investments in which ownership interest range from 20% to 50% or less owned joint ventures are accounted for under the equity method. These joint ventures are not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investments was $0 and $111,000 at July 31,2007 and October 31, 2006, respectively, and were included in other assets. The operating results of joint ventures accounted for on the equity method, for fiscal year 2007, and 2006 were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $8,000 and $5,000 and interest payments of $202,000 and $203,000 for the nine month period ended July 31, 2007 and 2006, respectively.

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

3.    INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2007 and the results of its operations and its cash flows for the nine month period ended July 31, 2007. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2006 and the notes thereto which are contained in Canal's 2006 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2007.

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

5.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      At July 31, 2007, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                        July 31,     October 31,
($ 000's Omitted)                                         2007          2006
-----------------                                         ----          ----

Variable rate mortgage notes due
  May 15, 2009 - related party .....................    $  2,687      $  2,687
Less -- current maturities .........................           0             0
                                                        --------      --------
Long-term debt .....................................    $  2,687      $  2,687
                                                        --------      --------

      The following table summarizes the Company's commitments as of July 31, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                          More
                                      Less Than    1 - 3       3 - 5      Than
                              Total     1 year     Years       Years     5 Yrs.
                              -----     ------     -----       -----     ------

Pension Plan Liability (a)   $  423     $   92     $  243     $   88     $    0
Mortgage Notes Payable (b)    2,687          0      2,687          0          0
                             ------     ------     ------     ------     ------

                             $3,110     $   92     $2,930     $   88     $    0
                             ------     ------     ------     ------     ------

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

6.    RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $53,000 and $50,000 at July 31, 2007 and October 31, 2006, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.    INCOME TAXES

      At July 31, 2007, the Company has net operating loss carryforwards of approximately $12,700,000 that expire through 2026. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

8.    ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal has sold one piece of contemporary art in the first nine months of fiscal 2007 as compared to two pieces of contemporary art sold in the same period of fiscal 2006. Canal's art operations have generated operating income of approximately $23,000 and an operating loss of $3,000 in the nine month periods ended July 31, 2007 and 2006, respectively.

      Antiquities and contemporary art represented 61% ($189,l22) and 39% ($120,978) and 57% ($189,122) and 43% ($143,878) of total art inventory at July
31, 2007 and October 31, 2006, respectively. All of the contemporary art inventory held for resale is comprised of the work of Jules Olitski.

      The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2007 Canal applied $64,600 of the valuation allowance against sales, thereby, decreasing the total valuation allowance to $648,400 as of July 31, 2007 as compared to $713,000 at October 31, 2006.

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

      A schedule of the Company's property on operating leases at July 31, 2007 is as follows (000's omitted):

                                                   Current Year
                                                   (Retirements
                          Historical Cost            Additions
                          ---------------            ---------                      Carrying
                                  Bldgs. &                Bldgs. &       Accum.      Value
Description (1)          Land     Imprvmts.     Land      Imprvmts.       Depr.     07/31/07
---------------          ----     ---------     ----      ---------       -----     --------
New York office
Leasehold assets       $     0     $     8     $     0     $     0      $    (8)     $     0

9 acres of land
in Omaha, NE             1,150          21           0           0          (12)       1,159
Acquired in 1976

10 acres of land
in S. St. Paul, MN          83         485           0           0         (381)         187
Acquired in 1937

18 acres of land
in Sioux City, IA          400           0           0           0            0          400
                       -------     -------     -------     -------      -------      -------
Acquired in 1937
                       $ 1,633     $   514     $     0     $     0      $  (401)     $ 1,746
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the nine months ended July 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                        July 31,   October 31,
                                         2007         2006
                                         ----         ----
      Balance at beginning of year      $ 1,763      $ 1,840
      Acquisitions and Improvements           0            0
      Cost of property sold                   0          (53)
      Depreciation                          (17)         (24)
      Reclassifications                       0            0
                                        -------      -------
      Balance at end of the period      $ 1,746      $ 1,763
                                        -------      -------

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

      A schedule of the Company's property used in stockyard operations at July 31, 2007 is as follows (000's omitted):

                                                  Current Year
                                                  (Retirements)
                          Historical Cost           Additions
                          ---------------           ---------                       Carrying
                                  Bldgs. &                Bldgs. &       Accum.      Value
Description (1)          Land     Imprvmts.     Land      Imprvmts.      Depr.      07/31/07
---------------          ----     ---------     ----      ---------      -----      --------
30 acres of land
in St. Joseph, MO      $   902     $   200     $     0     $     0      $  (151)     $   951
Acquired in 1942

30 acres of land
in Sioux Falls, SD         100          89           0           0          (55)         134
                       -------     -------     -------     -------      -------      -------
Acquired in 1937
                       $ 1,002     $   289     $     0     $     0      $  (206)     $ 1,085
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the nine months ended July 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                          July 31,    October 31,
                                            2007         2006
                                            ----         ----

      Balance at beginning of year         $ 1,100      $ 1,121
      Acquisitions and Improvements              0            0
      Cost of property sold                      0            0
      Depreciation                             (15)         (21)
                                           -------      -------
      Balance at end of the period         $ 1,085      $ 1,100
                                           -------      -------

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

      A schedule of the Company's property held for development or resale at July 31, 2007 is as follows (000's omitted):

                                              Current Year
                                              (Retirements)
                        Historical Cost         Additions
                        ---------------         ---------                    Carrying
                                Bldgs. &              Bldgs. &     Accum.      Value
Description (1)        Land     Imprvmts.    Land     Imprvmts.     Depr.    07/31/07
---------------        ----     ---------    ----     ---------     -----    --------
16 acres of land
in St. Joseph, MO     $   39        N/A     $    0         N/A        N/A     $   39
Acquired in 1942

2 acres of land
in Sioux City, IA        110        N/A     $  (46)        N/A        N/A         64
                      ------     ------     ------      ------     ------     ------
Acquired in 1937
                      $  149     $    0     $  (46)     $    0     $    0     $  103
                      ======     ======     ======      ======     ======     ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the nine months ended July 31, 2007 and the year ended October 31, 2006 is as follows (000's omitted):

                                     July 31,     October 31,
                                       2007           2006
                                       ----           ----

    Balance at beginning of year      $   149       $   300
    Acquisitions and Improvements           0             0
    Cost of property sold                 (46)         (151)
    Reclassification of property            0             0
                                      -------       -------
    Balance at end of the period      $   103       $   149
                                      -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

12.   LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,800. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of July 31, 2007 are $5,000, $23,000, $24,000 and $14,000 in
fiscal 2007, 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $12,000 in each of the nine month periods ended July 31, 2006 and 2005, respectively.

13.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of July 31, 2007 and October 31, 2006.

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

15.   RELATED PARTY TRANSACTIONS

      Interest  Expense  Related  Party  - At  July  31,  2007,  all of  Canal's
Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $202,000 and $203,000 and for the nine month periods ended July 31, 2007 and 2006, respectively. At various times during fiscal 2007 and 2006 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2006 plus accrued interest at a rate of 10% per annum, has been repaid as funds became available. As of July 31, 2007, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

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

      The components of net periodic benefit cost are as follows:

                                          Nine Months Ended
                                        7/31/07       7/31/06
                                       ----------------------

Service cost                              4,300         4,100

Interest cost                            75,200        75,500

Expected return on plan assets          (80,300)      (80,800)

Amortization of prior service cost            0             0

Recognized net actuarial loss           201,800       191,800
                                       --------      --------

Net periodic benefit cost               201,000       190,600
                                       ========      ========

For the nine months ended July 31, 2007 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

In fiscal 2007 the Company has made a $35,000 contribution into the pension plan. The Company expects to make the balance of its fiscal 2007 required contributions of approximately $92,000 into its pension plan before the end of fiscal 2007.

17.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2007.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2007

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

      Stockyard operations resulted in operating income of approximately $0.2 million while contributing approximately $2.4 million to Canal's revenues for the first nine months of fiscal 2007.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.3 million, while contributing $0.5 million to Canal's revenues for the nine months ended July 31, 2007. In the first nine months of fiscal 2007, Canal sold a two acre parcel of vacant land located in Sioux City, Iowa for $75,000, generating operating income of $18,000.

      As of July 31, 2007, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2007.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                  Nine Months Ended July 31,
                                                  --------------------------
                                                      2007          2006
                                                      ----          ----
                                                         (In Thousands)
Revenues:

Stockyard Revenue                                   $  2,374      $  2,583
Real Estate Revenue                                      468           791
                                                    --------      --------
    Total Revenue                                      2,842         3,374
                                                    --------      --------

Costs and Expenses:

Stockyard Expenses                                     2,194         2,136
Real Estate Expenses                                     185           387
General and Administrative Expenses                      819           826
                                                    --------      --------
     Total Costs and Expenses                          3,198         3,349
                                                    --------      --------

(Loss) Income from Operations                           (356)           25

Other Income                                              77            54
Other Expenses                                          (287)         (206)
                                                    --------      --------

Net (Loss)                                          $   (566)     $   (127)
                                                    --------      --------

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

      Canal recognized a net loss of approximately $566,000 in the first nine months of fiscal 2007 as compared to a net loss of $127,000 for the same period in fiscal 2006. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2007, and 2006) of $84,000 and $80,000 in 2007 and 2006, respectively. The results attributable to common stockholders were a net loss of $650,000 in 2007 and a net loss of $207,000 in 2006.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues in 2007 decreased by $532,000 to $2,842,000 as compared with 2006 revenues of $3,374,000. The fiscal 2007 decrease in revenues is due primarily to a $208,000 decrease in stockyard revenues due to the loss of two commission firms at our Sioux Falls, South Dakota location combined with a $300,000 decrease in sales of real estate.

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2007 AND 2006

Stockyard Revenues

      Stockyard revenues for the nine months ended July 31, 2007 of $2,374,000 accounted for 83.5% of the fiscal 2007 revenues as compared to stockyard revenues of $2,583,000 or 76.6% for the same period in fiscal 2006. The 2007 increase in the stockyard revenues as a percent of total revenues, is due primarily to the decrease in sales of real estate for the first nine months of 2007. Stockyard revenues are comprised of yard handling and auction (88.7% and 90.3%), feed and bedding income (6.2% and 4.3%) and rental and other income (5.1% and 3.9%) for the nine month periods ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Revenues

      Stockyard revenues for the three months ended July 31, 2007 of $576,000 accounted for 80.1% of the fiscal 2007 revenues as compared to stockyard revenues of $654,000 or 82.7% for the same period in fiscal 2006. The 2007 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the decrease in stockyard revenues as described above. Stockyard revenues are comprised of yard handling and auction (86.1% and 85.0%), feed and bedding income (6.2% and 4.7%) and rental and other income (7.7% and 10.3%) for the three month periods ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the nine months ended July 31, 2007 of $2,194,000 increased by $58,000 (2.7%) from stockyard expenses of $2,136,000 for the same period in fiscal 2006. Stockyard expenses are comprised of labor and related costs (48.0% and 50.1%), other operating and maintenance (26.6% and 29.7%), feed and bedding expense (6.0% and 3.9%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (6.0% and 6.2%) and general and administrative expense (12.7% and 9.3%) for the nine month periods ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended July 31, 2007 of $628,000 decreased by $16,000 (2.4%) from stockyard expenses of $644,000 for the same period in fiscal 2006. Stockyard expenses are comprised of labor and related costs (49.3% and 50.1%), other operating and maintenance (28.3% and 29.7%), feed and bedding expense (4.9% and 3.9%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (6.6% and 6.2%) and general and administrative expense (10.1% and 9.3%) for the three month periods ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the nine months ended July 31, 2007 of $468,000 accounted for 16.5% of the fiscal 2007 revenues as compared to real estate revenues of $791,000 or 23.4% for the same period in fiscal 2006. The fiscal 2007 decrease in real estate revenues as a percentage of total revenues is due primarily to the sharp increase in sales of real estate for the first nine months of 2006. Real estate revenues are comprised of sale of real estate (16.0% and 47.4%), rentals and other lease income from the rental of vacant land and certain structures (79.0% and 49.4%) and rental income from commercial office space in its Exchange Buildings (5.0% and 3.2%) for the nine months ended July 31, 2007 and 2006, respectively. The increase in rentals and other lease income from the rental of vacant land and certain structures as a percentage of total revenues is due primarily to the decrease in sales of real estate.

Real Estate Revenues

      Real estate revenues for the three months ended July 31, 2007 of $131,000 accounted for 19.9% of the fiscal 2007 revenues as compared to real estate revenues of $137,000 or 17.3% for the same period in fiscal 2006. The fiscal 2007 increase in real estate revenues as a percentage of total revenues is due primarily to the decrease in stockyard revenues for the third fiscal quarter of 2006. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (94.1% and 93.9%) and rental income from commercial office space in its Exchange Buildings (5.9% and 6.1%) for the three months ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Expenses

      Real estate expenses for the nine months ended July 31, 2007 of $185,000 decreased by $202,000 (52.2%) from real estate expenses of $387,000 for the same period in fiscal 2006. The sharp decrease in real estate expenses is due to the 2007 decrease in real estate sales. Real estate expenses are comprised of the cost of real estate sold (30.7% and 65.5%), labor, operating and maintenance (32.4% and 17.0%), depreciation and amortization (9.0% and 4.3%), taxes other than income taxes (10.7% and 7.0%) and general and administrative expenses (17.2% and 6.2%) for the nine months ended July 31, 2007 and 2006, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the cost of real estate sold in fiscal 2007.

Real Estate Expenses

      Real estate expenses for the three months ended July 31, 2007 of $42,000 decreased by $3,000 (7.8%) from real estate expenses of $45,000 for the same period in fiscal 2006. The decrease in real estate expenses is consistent with the 2007 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (45.5% and 48.9%), depreciation and amortization (13.3% and 12.3%), taxes other than income taxes (15.8% and 19.9%) and general and administrative expenses (25.4% and 19.0%) for the three months ended July 31, 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the nine months ended July 31, 2007 of $819,000 decreased by $7,000 (0.9%) from expenses of $826,000 for the same period in fiscal 2006. The major components of general and administrative expenses are officers salaries (43.9% and 42.7%), pension expense (23.1% and 22.9%), insurance expense (4.6% and 6.2%), office salaries (8.6% and 8.6%), travel expense (2.7% and 3.2%), rent (1.7% and 1.6%) and professional fees (4.8% and 4.8%) for the nine month periods ended July 31, 2007 and 2006, respectively. There are no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the three months ended July 31, 2007 of $270,000 were unchanged as compared to the same period in fiscal 2006. The major components of general and administrative expenses are officers salaries (45.5% and 44.6%), pension expense (23.4% and 23.3%), insurance expense (4.7% and 6.3%), office salaries (8.7% and 8.3%), travel expense (3.9% and 3.3%), rent (1.9% and 1.6%) and professional fees (4.9% and 4.9%) for the three month periods ended July 31, 2007 and 2006, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the nine months ended July 31, 2007 of $54,000 was unchanged for the same period in fiscal 2006. Interest and other income is comprised primarily of interest income on the $1,700,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. This property was sold on a contract for deed payable in October 2007.

Interest Expense

      Interest expense for the nine months ended July 31, 2007 of $202,000 was unchanged for the same period in fiscal 2006. The principal balances outstanding at July 31, 2007 and October 31, 2006 was $2,687,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months. There are no significant percentage variations in the year to year comparisons.

(Expense) Income from Art Sales

      Other income from art sales for the nine months ended July 31, 2007 of $23,000 increased by $26,000 from an expense from arts sales of $3,000 for the same period in fiscal 2006. Canal sold one piece of contemporary art in the first nine months of fiscal 2007 as compared to two pieces of contemporary art sold in the same period in fiscal 2006. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. Canal recognized gross sales of $59,000 and $29,000 for the nine month periods ended July 31, 2007 and 2006, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred cost of inventory sold of $23,000 and $20,000 (net of a valuation allowance of $65,000 and $55,000) as well as selling, general and administrative expenses of $12,000 and $13,000 for the nine month periods ended July 31, 2007 and 2006, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $0 at July 31, 2007 decreased $38,000 or 100.0% from $38,000 at October 31, 2006. Net cash used by operations in fiscal 2007 was $186,000. Substantially all of the 2007 net proceeds from the sales of real estate of $75,000 was used in operations. During fiscal 2007 Canal increased the balance of its liabilities by a total of $75,000.

      At July 31, 2007 the Company's current assets exceed current liabilities by $1.1 million which was a decrease of $0.5 million as compared to October 31, 2006 when the Company's current assets exceeded current liabilities by $1.6 million. The only required principal repayments under Canal's debt agreements for fiscal 2007 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2007, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At  July  31,  2007,  the  following  long-term   debt-related  party  financial
instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
           July 31,         ($ US)       Interest Rate      Value
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

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2006 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2007.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6:  Exhibits and Reports on Form 8-K:   (A)    Not applicable.
                                             (B)    None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2007.

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

      Signature                        Title                    Date
      ---------                        -----                    ----

                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
----------------------      (Principal Executive Officer)    September 13, 2007
Michael E. Schultz

                              Vice President-Finance
                              Secretary and Treasurer
/S/ Reginald Schauder         (Principal Financial and
Reginald Schauder               Accounting Officer)           September 13, 2007


/S/ Asher B. Edelman            Chairman of the Board
----------------------            and Director                September 13, 2007
Asher B. Edelman