Form 10-K
period 2007-10-31
CANAL CAPITAL CORP
filed 2008-01-30
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2007

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                    Commission File Number 002-96666

                            CANAL CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                              51-0102492
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification Number)

   490 WHEELER ROAD SUITE 185 HAUPPAUGE, NY                  11788
   (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code) (631) 234-0140

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

      The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2007, was approximately $170,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2008 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2007 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                      PART I                                Page
                                                                            ----

ITEM  1.  Business .........................................................   1
ITEM  2   Properties .......................................................   6
ITEM  3.  Legal Proceedings ................................................   7
ITEM  4.  Submission of Matters to a Vote of Security Holders ..............   7

                                     PART II

ITEM  5.  Market for Registrant's Common Stock and Related
           Stockholder Matters .............................................   8
ITEM  6.  Selected Consolidated Financial Data .............................   9
ITEM  7.  Management's Discussion and Analysis of the
           Results of Operations and Financial Condition ...................  11
ITEM  7A. Quantitative and Qualitative Disclosures About
           Market Risk .....................................................  24
ITEM  8.  Financial Statements and Supplementary Data ......................  25
ITEM  9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ............................................  25
ITEM  9A. Controls and Procedures ..........................................  25
ITEM  9B. Other Information ................................................  25

                                    PART III

ITEM  10. Directors and Executive Officers of the Registrant ...............  26
ITEM  11. Executive Compensation ...........................................  27
ITEM  12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters .................................  29
ITEM  13. Certain Relationships and Related Transactions ...................  31
ITEM  14. Principal Accounting Fees and Services ...........................  31

                                 PART IV

ITEM  15. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K .....................................................  32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ................................. F-1

SIGNATURES. ................................................................ S-1

EXHIBITS... ................................................................ E-1

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.4 million, while contributing $0.6 million to Canal's revenues for fiscal 2007. During fiscal 2007, Canal sold approximately 2 acres of land located in Sioux City, Iowa for $75,000 generating operating income of $18,000.

      As of October 31, 2007,  there are  approximately  18 acres of undeveloped land owned by Canal located in four Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2008.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2008. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $3.0 million to Canal's revenues for fiscal 2007. The sharp decrease in operating income experienced in fiscal 2007 is due primarily to the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the end of fiscal 2006.

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

      Art Inventory Held for Sale

      Canal is in the process of selling, in an orderly manner, its remaining art inventory consisting of antiquities only as of October 31, 2007. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. Canal established its art operations in the late 1980's by acquiring for resale a significant inventory of antiquities primarily from the ancient Mediterranean cultures coupled with the purchase of approximately fifty paintings by Jules Olitski, a world renowned artist of contemporary paintings.

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

      In fiscal 2007, Canal sold one piece of contemporary art for $59,000 which sale generated a gross margin of $36,000 and after other selling and administrative expenses of $19,000 resulted in a gain of $17,000. Additionally, in September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company's Chairman. The 12 pieces were sold for $100,000 which was approximately $20,000 less than its carrying value (See note
24). The loss of approximately $20,000 has been shown as a distribution in stockholders' equity for the year ended October 31, 2007. In fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007. Antiquities and contemporary art represented 100% ($100,000) and 0% ($0) and 57% ($189,122) and 43% ($143,878) of total art inventory at October 31, 2007 and 2006, respectively.

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

      Employees - At October 31, 2007, Canal had approximately 75 employees.

      Executive Officers - At October 31, 2007 Canal's Executive Officers were:

                                          Held
            Name                Age       Since               Title
            ----                ---       -----               -----

      Asher B. Edelman          68        1991        Chairman of the Board

      Michael E. Schultz        71        1991        President and Chief
                                                        Executive Officer

      Reginald Schauder         58        1989        Vice President, Chief
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

ITEM 2. Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2007 include:

      New York Headquarters - Canal leases approximately 1,000 square feet of office space located in Hauppauge, New York, which lease expires May 31, 2010.

                                                              Leased    Held for
                    Year     Total   Exchange     Stkyds     to Third   Develop-
  Location        Acquired  Site(2)   Bldgs.    Opertns(1)    Parties   ment (3)
  --------        --------  -------  --------   ----------   --------   --------
St. Joseph, MO       1942       46         0          30           0          16
S. St. Paul, MN      1937       10         0           0          10           0
Sioux City, IA       1937       20         0           0          18           2
Omaha, NE            1976        9         0           0           9           0
Sioux Falls, SD      1937       31         1          30           0           0
                              ----      ----        ----        ----        ----
    Total                      116         1          60          37          18
                              ----      ----        ----        ----        ----

The following schedule shows the average occupancy rate and average rental rate of Canal's Exchange Building located in Sioux Falls, South Dakota:

                                 2007                        2006
                       ----------------------      -----------------------
                       Occupancy   Average(4)      Occupancy    Average(4)
Location                 Rate     Rental Rate        Rate      Rental Rate
--------               ---------  -----------      ---------   -----------

Sioux Falls, SD            90%      $ 7.00            90%       $ 7.00

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

         Canal was not a party to any ongoing litigation at October 31, 2007. The following situation did arise in fiscal 2005.

         Environmental Protection Agency - Special Notice Letter for Remedial Investigation, Portland, Oregon Property

         In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2007.

                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2007 as reported on the "pink sheets" were:

                                   Fiscal 2007           Fiscal 2006
                              -------------------    ------------------
Quarter Ended                   High       Low         High        Low
-------------                   ----       ---         ----        ---

January 31 .................   $ 0.10 --  $ 0.08      $ 0.15 --  $ 0.10

April 30 ...................   $ 0.10 --  $ 0.08      $ 0.15 --  $ 0.10

July 31 ....................   $ 0.08 --  $ 0.08      $ 0.10 --  $ 0.05

October 31 .................   $ 0.08 --  $ 0.04      $ 0.10 --  $ 0.05

Dividend Policy and Holders

      There were no cash dividends paid during fiscal 2007 or 2006. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2008, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                          YEARS ENDED OCTOBER 31,
                                                          -----------------------
STATEMENT OF OPERATIONS DATA               2007        2006        2005        2004         2003
                                        -----------------------------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES FROM CONTINUING OPERATIONS     $ 3,629(1)  $ 4,404(2)   $6,467(3)  $ 4,199(4)   $ 4,760(5)

NET (LOSS) INCOME                         ($948)      ($322)     $  716       ($577)     $  (537)

(LOSS) INCOME PER SHARE:

BASIC                                    ($0.25)     ($0.10)     $ 0.15      ($0.15)      ($0.16)

DILUTED                                  ($0.25)     ($0.10)     $ 0.15      ($0.15)      ($0.16)

   CASH DIVIDENDS PAID                  $  0.00     $  0.00      $ 0.00     $  0.00      $  0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                 4,327       4,327       4,327       4,327        4,327

  - DILUTED                               4,327       4,327       4,327       4,327        4,327

                                                              OCTOBER 31,
                                                              -----------
                                           2007      2006        2005       2004       2003
                                          --------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

  CURRENT ASSETS                          $1,849     $2,283     $  648     $  824     $  477
  PROPERTY ON OPERATING LEASES, NET        1,741      1,763      1,840      2,715      2,874
  PROPERTY USED AS STOCKYARDS              1,080      1,100      1,121      1,142      1,136
  MORTGAGE NOTE RECEIVABLE                     0          0      1,750          0          0
  ART INVENTORY NON-CURRENT                    0          0          0          0        460
  OTHER ASSETS                               139        313        455      1,000      1,195
                                          --------------------------------------------------

TOTAL ASSETS                              $4,809     $5,459     $5,814     $5,681     $6,142
                                          --------------------------------------------------

  CURRENT LIABILITIES                     $  708     $  606     $  753     $  925     $  765
  NON-CURRENT LIABILITIES                    429        436        562      1,098      1,208
  LONG-TERM DEBT                           2,687      2,687      2,687      2,767      2,767
  STOCKHOLDERS' EQUITY                       985      1,730      1,812        891      1,402
                                          --------------------------------------------------

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)     $4,809     $5,459     $5,814     $5,681     $6,142
                                          --------------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END      4,327      4,327      4,327      4,327      4,327

ITEM 6.  Selected Financial Data (continued..)

NOTES:

(1) The revenue decrease was due primarily to a $0.5 million decrease in sales of real estate coupled with a $0.2 million decrease in revenues from stockyard operations.

(2) The revenue decrease was due primarily to a $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations.

(3) The revenue increase was due primarily to a $2.5 million increase in sales of real estate offset by a decrease in exchange building rent.

(4) The revenue decrease was due primarily to a $0.4 million decrease in stockyard revenues coupled with a $0.2 million decrease in sales of real estate.

(5) The revenue decrease was due primarily to a $0.4 million decrease in sales of real estate coupled with $0.1 million decreases in both stockyard and real estate operating revenues.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.4 million, while contributing $0.6 million to Canal's revenues for fiscal 2007. During fiscal 2007, Canal sold approximately 2 acres of land located in Sioux City, Iowa for $75,000 generating operating income of $18,000.

      As of October 31, 2007,  there are  approximately  18 acres of undeveloped land owned by Canal located in four Midwest states (see ITEM 2) . Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2008.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2008. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $3.0 million to Canal's revenues for fiscal 2007. The sharp decrease in operating income for 2007 is due primarily to the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the end of fiscal 2006.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                 Fiscal Year Ended October 31,
                                                 -----------------------------
                                               2007         2006          2005
                                               ----         ----          ----
                                                       (In Thousands)
Revenues:
Real Estate Revenue                           $   598      $ 1,133      $ 3,391
Stockyard Revenue                               3,031        3,271        3,076
                                              -------      -------      -------
     Total Revenue                              3,629        4,404        6,467
                                              -------      -------      -------

Costs and Expenses:
Real Estate Expenses                              239          523        1,698
Stockyard Expenses                              2,923        2,796        2,680
General and Administrative Expenses             1,114        1,195        1,152
                                              -------      -------      -------
     Total Costs and Expenses                   4,276        4,514        5,530
                                              -------      -------      -------

(Loss) Income from Operations                    (647)        (110)         937
Other Income                                      143           96           98
Other Expenses                                   (444)        (308)        (319)
                                              -------      -------      -------

Net (Loss) Income                             $  (948)     $  (322)     $   716
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

      Canal recognized a net loss of $0.9 million for 2007 as compared to the 2006 net loss of $0.3 million and the 2005 net income of $0.7 million. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2007, 2006 and 2005 of $105,000 in 2007, $92,000 in 2006 and $81,000 in 2005, the results attributable to common stockholders were a net loss of $1.1 million in 2007, a net loss of $0.4 million in 2006 and net income of $0.6 million in 2005. Canal's 2007 net loss of $1.0 million was due primarily to the $0.3 million decrease in income from stockyard operations, primarily as a result of the loss of two independent commission firms at the Sioux Falls, South Dakota stockyard at the end of fiscal 2006, coupled with, a $0.2 million decrease in operating income generated by the sale of real estate and a $0.1 million increase to the valuation reserve on Canal's remaining antiquities art inventory. Canal's 2006 net loss of $0.3 million is due primarily to the $1.1 million decrease in the gain on sale of real estate.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2007 decreased by $0.8 million to $3.6 million as compared with 2006 revenues which had decreased by $2.1 million to $4.4 million as compared with 2005 revenues of $6.5 million. The fiscal 2006 decrease in revenues is due primarily to the $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations. The fiscal 2007 decrease in revenues is due primarily to the $0.5 million decrease in sales of real estate, coupled with, a $0.3 million decrease in stockyard operations due primarily to the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards as discussed above.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                          More
                                      Less Than     1 - 3      3 - 5      Than
                              Total     1 year      Years      Years     5 Yrs.
                             ------   ---------     -----      -----     ------

Pension Plan Liability (a)   $  415     $   95     $  232     $   88     $    0
Mortgage Notes Payable (b)    2,687          0      2,687          0          0
                             ------     ------     ------     ------     ------

                             $3,102     $   95     $2,919     $   88     $    0
                             ------     ------     ------     ------     ------

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

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2007 AND 2006

Real Estate Revenues

      Real estate revenues for 2007 of $0.6 million accounted for 16.5% of the 2007 total revenues as compared to revenues of $1.1 million or 25.7% for 2006. Real estate revenues are comprised of sale of real estate (12.5% and 51.2%), rentals and other lease income from the rental of vacant land and certain structures (82.3% and 45.9%), rental income from commercial office space in its Exchange Buildings (5.2% and 2.9%), and other income (0.0% and 0.0%) for 2007 and 2006, respectively. The 2007 decrease is due primarily to the $0.5 million decrease in sales of real estate. The other percentage variations in the year to year comparisons are due primarily to the decrease in real estate sales for fiscal 2007.

Real Estate Expenses

      Real estate expenses for 2007 of $0.2 million decreased by $0.3 million (56.8%) from $0.5 million in 2006. Real estate expenses are comprised of cost of real estate sold (23.8% and 64.8%), labor, operating and maintenance (33.2% and 17.3%), depreciation and amortization (9.3% and 4.5%), taxes other than income taxes (11.1% and 7.1%),loss on abandonment (4.7% and 0.0%), and general and administrative expenses (17.9% and 6.3%) for 2007 and 2006, respectively. The 2007 decrease in the cost of real estate sold is due to the decrease in real estate sales discussed above. The percentage variations in the year to year comparisons of the other real estate operating expenses is also due to the sharp decrease in cost of real estate sold in fiscal 2007.

Stockyard Revenues

      Stockyard revenues for 2007 of $3.0 million accounted for 83.5% of the 2007 total revenues as compared to revenues of $3.3 million or 74.3% for 2006. Stockyard revenues are comprised of yard handling and auction (88.5% and 90.2%), feed and bedding income (6.0% and 4.5%), rental and other income (5.5% and 5.3%) for 2007 and 2006, respectively. The 2007 increase in stockyard revenues as a percent of total revenues is due to the $0.5 million decrease in sales of real estate this year. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2007 of $2.9 million increased by $0.1 million (4.7%) from $2.8 million in 2006. Stockyard expenses are comprised of labor and related costs (48.3% and 48.7%), operating and maintenance (27.3% and 28.5%), feed and bedding expense (5.5% and 4.6%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (6.0% and 5.9%) and general and administrative expenses (12.2% and 11.5%) for 2007 and 2006, respectively. The 2007 increase is due primarily to the severe weather conditions experienced throughout the mid-west this past winter . There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for 2007 of $1.1 million decreased by $0.1 million (6.7%) from $1.2 million in 2006. The major components of general and administrative expenses are officers salaries (42.9% and 41.4%),pension expense (24.0% and 22.4%), insurance expense (5.8% and 9.0%), office salaries (8.4% and 8.3%), travel expense (3.6% and 3.4%), rent expense (1.7% and 1.5%) and legal fees (4.7% and 4.7%) for 2007 and 2006, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

      Interest expense for 2007 of $0.3 million was unchanged from $0.3 million in 2006. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2007 and 2006. At October 31, 2007 the outstanding balance of these notes was $2,687,000.

Interest and Other Income

      Interest and other income of $126,000 for 2007 increased $30,000 (30.8%) from $96,000 in fiscal 2006. Interest and other income is primarily comprised of dividend and interest income. The 2007 increase is due primarily to a $35,000 refund of a New York City commercial rent tax assessed against the Company in fiscal 2006. Included in the 2007 interest and other income is $72,000 of interest income on the mortgage note receivable associated with the 2004 sale of the St. Paul, Minnesota Exchange Building.

Income from Art Sales

      In fiscal 2007, Canal recognized income from art sales of $17,000 as compared to a loss of $7,000 for fiscal 2006. Art revenues are comprised of the proceeds from the sale of antiquities and contemporary art. In fiscal 2007, Canal sold its remaining 13 pieces of contemporary art, twelve of which were to a related party (See note 24) generating gross proceeds of $159,000 as compared to fiscal 2006 sales of two pieces of contemporary art generating gross proceeds of $29,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2007, Canal incurred cost of inventory sold of $144,000 (net of a valuation allowance of $406,000) as well as selling, general and administrative expenses of $19,000 as compared to fiscal 2006 cost of inventory sold of $19,000 (net of a valuation allowance of $55,000) and selling, general and administrative expenses of $16,000. Additionally, in fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

      Other expense of $86,000 for 2007 increased $54,000 from $32,000 in fiscal 2006. In 2007 other expenses are primarily related to the loss incurred by the Company on the sale of its joint venture investment.

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

Related Party Transactions

      Interest Expense Related Party - At October 31, 2007, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $269,000, $270,000 and $279,000 for the years ended October 31, 2007, 2006 and 2005, respectively. At various times during fiscal 2007 certain holders of these notes agreed to defer interest payments in the amount of $88,000. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in the first quarter of fiscal 2008. As of October 31, 2007, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

      In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company's Chairman. The 12 pieces were sold for $100,000 which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management, had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the softness of the current art market; general economic conditions; Canal's cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management, determined that it was in Canal's best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders' equity for the year ended October 31, 2007.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                       Less Than     1 - 3     3 - 5      Over
                              Total     1 year       Years     Years     5 Yrs.
                              ------   ---------    ------    ------     ------

Pension Plan Liability (a)    $  415     $   95     $  232     $  88     $   0
Mortgage Notes Payable (b)     2,687          0      2,687         0         0
                              ------     ------     ------     -----     -----
                              $3,102     $   95     $2,919     $  88     $   0
                              ------     ------     ------     -----     -----

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $28,000 at October 31, 2007 decreased $10,000 or 26.7% from $38,000 at October 31, 2006. Net cash used by operations in fiscal 2007 was $0.4 million. Substantially all of the 2007 net proceeds from the sale of real estate and art of $0.2 million was used in operations, to reduce current liabilities and to meet the company's long-term pension liability.

      At October 31, 2007 the Company's current assets exceeded current liabilities by approximately $1.1 million which represented a decrease of $0.5 million over October 31, 2006 when current assets exceeded current liabilities by approximately $1.6 million.

      As discussed above, Canal's cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2007. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                  QUARTER ENDED
                           JAN. 31,     APRIL 30,    JULY 31,      OCT. 31,
                             2007         2007          2007        2007         TOTAL
                           --------     ---------    --------      --------     -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REAL ESTATE REVENUES        $   206      $   131      $   131      $   130      $   598
REAL ESTATE EXPENSES            101           43           42           53          239
                            -------      -------      -------      -------      -------
   OPERATING INCOME         $   105      $    88      $    89      $    77      $   359
                            -------      -------      -------      -------      -------

STOCKYARD REVENUES          $ 1,000      $   849      $   526      $   656      $ 3,031
STOCKYARD EXPENSES              788          778          628          729        2,923
                            -------      -------      -------      -------      -------
   OPERATING INCOME         $   212      $    71      $  (102)     $   (73)     $   108
                            -------      -------      -------      -------      -------

NET INCOME (LOSS)           $    (8)     $  (222)     $  (336)     $  (382)     $  (948)
                            =======      =======      =======      =======      =======
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED             $ (0.01)     $ (0.06)     $ (0.08)     $ (0.10)     $ (0.25)
                            =======      =======      =======      =======      =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED               4,327        4,327        4,327        4,327        4,327
                            =======      =======      =======      =======      =======

                                                 QUARTER ENDED
                            JAN. 31,   APRIL 30,     JULY 31,     OCT. 31,
                              2006        2006         2006         2006        TOTAL
                            --------   ---------     --------     --------     -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
REAL ESTATE REVENUES        $   463     $   191      $   137      $   342      $ 1,133
REAL ESTATE EXPENSES            271          70           45          137          523
                            -------     -------      -------      -------      -------
   OPERATING INCOME         $   192     $   121      $    92      $   205      $   610
                            -------     -------      -------      -------      -------

STOCKYARD REVENUES          $ 1,047     $   882      $   654      $   688      $ 3,271
STOCKYARD EXPENSES              784         709          643          660        2,796
                            -------     -------      -------      -------      -------
   OPERATING INCOME         $   263     $   173      $    11      $    28      $   475
                            -------     -------      -------      -------      -------

NET INCOME (LOSS)           $   123     $   (29)     $  (221)     $  (195)     $  (322)
                            =======     =======      =======      =======      =======
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED             $  0.03     $ (0.01)     $ (0.06)     $ (0.06)     $ (0.10)
                            =======     =======      =======      =======      =======
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED               4,327       4,327        4,327        4,327        4,327
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

      At October 31, 2007, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
         October 31,        ($ US)       Interest Rate      Value
         -----------      ----------     -------------      -----

            2008           $     0            N/A

            2009             2,687            10%

            2010                 0            N/A

            2011                 0            N/A

            2012                 0            N/A

            Thereafter           0            N/A
                           -------

            Total          $ 2,687                          N/A (A)
                           -------                          -------

      (A) Long-term debt related party (See Note 5): it is not practicable to estimate the fair value of the related party debt (See Note 18).

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

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2007, the Board of Directors held three meetings.

      In addition to Messrs. Edelman and Schultz, there is one additional executive officer, Reginald Schauder, Vice President and Chief Financial Officer. Due to, among other things, the financial condition of the company and the limited number of executive officers, the company has not adopted a code of ethics that applies to the Company's principle executive officer, principle financial and accounting officer, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to maintaining the business of the Company. At a later time, a code of ethics may be adopted by the Board of Directors.

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

      Asher B. Edelman, age 68, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman was a Director, Vice-Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") from March 1985 to December 2003.

      Michael E. Schultz, age 71, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Reginald Schauder, age 58, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11. Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2007 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary
------------------                 ----                ----------

Michael E. Schultz                 2007                $ 175,000
President and Chief                2006                $ 175,000
  Executive Officer                2005                $ 175,000

Asher B. Edelman                   2007                $ 175,000
Chairman of the Board              2006                $ 175,000
  and Executive Committee          2005                $ 175,000

Reginald Schauder                  2007                $ 124,000
Vice President, Chief              2006                $ 115,000
  Financial Officer                2005                $ 115,000
  Treasurer and Secretary

      In order to help ease the stress on the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001. Additionally, effective November 1, 2006 Mr. Schauder agreed to defer receipt for $12,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2007, the total liability under these agreements was $129,000. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses in the amount of approximately $95,000 as of October 31, 2007. All of the outstanding liability under these agreements was repaid in the first quarter of fiscal 2008.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,300 and $600, respectively, as of October 31, 2007. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan (see Note 22).

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

      During the 2007 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2007, there were no options outstanding under the 1985 Plan.

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

      In connection with the Company's investment activities, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. In the past, the Company had been invested in the securities of other companies in which Mr. Edelman, other directors of the Company or their affiliates were directors or officers, or in which one or more of such persons may also have invested. Since November 1, 1993, such companies included The CattleSale Company (formerly known as Dynacore Holdings Corporation). The Company has filed with the SEC Schedules 13D jointly with Plaza, Mr. Edelman, Edelman Management, Edelman Limited Partnership, certain investment partnerships of which Mr. Edelman is sole or controlling general partner, certain of the companies referred to in the preceding sentence and other persons, indicating that the filing parties constitute groups for purposes of such filings with respect to the acquisition of securities in the companies referred to in the preceding sentence. At October 31, 2007, the Company had no such investments.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2008 were:

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2008, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

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

ITEM 13. Certain Relationships and Related Transactions

         See: Item 11 "Compensation Committee Interlocks and Insider Participation"

ITEM 14. Principal Accounting Fees and Services

      The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2007 and 2006:

                                 2007        2006
                                 ----        ----
            Audit fees         $55,000     $55,000
            Tax fees             8,000           0
            All other fees       3,000       3,000
                               -------     -------
                               $66,000     $58,000
                               =======     =======

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

   The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Report of Independent Registered Public Accounting
             Firm .................................................     F-2

         Consolidated Balance Sheets as of October 31, 2007
             and 2006..............................................     F-3

         Consolidated Statements of Operations and Comprehensive
             (Loss) Income for the years ended October 31, 2007,
             2006 and 2005.........................................     F-5

         Consolidated Statements of Stockholders' Equity for the
            years ended October 31, 2007, 2006 and 2005 ...........     F-7

         Consolidated Statements of Cash Flows for the
            years ended October 31, 2007, 2006 and 2005............     F-8

         Notes to Consolidated Financial Statements................     F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


                                             /S/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 25, 2008                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             October 31,
                                                      -------------------------
                                                         2007           2006
                                                         ----           ----

                          ASSETS

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                      $   27,925     $   38,121

       MORTGAGE NOTE RECEIVABLE                        1,600,000      1,750,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
            ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
            ZERO AT BOTH OCTOBER 31, 2007 AND 2006        75,879        117,128

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
            OF $ 396,522 AND $713,000 AT OCTOBER
            31, 2007 AND 2006, RESPECTIVELY              100,000        333,000

       STOCKYARDS INVENTORY                               16,761         11,270

       PREPAID EXPENSES                                   28,839         33,885
                                                      ----------     ----------

            TOTAL CURRENT ASSETS                       1,849,404      2,283,404
                                                      ----------     ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
            ACCUMULATED DEPRECIATION OF $ 405,799
            AND $ 383,624 AT OCTOBER 31, 2007
            AND 2006, RESPECTIVELY                     1,741,007      1,763,182
                                                      ----------     ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
            ACCUMULATED DEPRECIATION OF $ 210,872
            AND $ 191,052 AT OCTOBER 31, 2007 AND
            2006, RESPECTIVELY                         1,079,843      1,099,661
                                                      ----------     ----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE            91,510        149,260
       RESTRICTED CASH - TRANSIT INSURANCE                44,952         49,746
       DEPOSITS AND OTHER                                  2,700        113,720
                                                      ----------     ----------

                                                         139,162        312,726
                                                      ----------     ----------

                                                      $4,809,416     $5,458,973
                                                      ==========     ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            October 31,
                                                   ----------------------------
                                                        2007           2006
                                                        ----           ----

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES   $    269,105    $    282,968
     PENSION PLAN PAYABLE                                94,677         126,844
     SALARIES AND INTEREST PAYABLE - OFFICERS           223,916          11,873
     ACCRUED PROFESSIONAL FEES                          110,000         112,417
     COMMERCIAL RENT TAX PAYABLE                              0          61,500
     INCOME TAXES PAYABLE                                10,000          10,000
                                                   ------------    ------------

       TOTAL CURRENT LIABILITIES                        707,698         605,602
                                                   ------------    ------------

NON-CURRENT LIABILITIES:
     LONG-TERM PENSION LIABILITY                        320,140         331,271
     REAL ESTATE TAXES PAYABLE                          108,982         104,437
                                                   ------------    ------------
       TOTAL NON-CURRENT LIABILITIES                    429,122         435,708
                                                   ------------    ------------

LONG-TERM DEBT, RELATED PARTY                         2,687,000       2,687,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 9,102,655 AND
     8,014,137 SHARES ISSUED AND OUTSTANDING AT
     OCTOBER 31, 2007 AND 2006, RESPECTIVELY AND
     AGGREGATE LIQUIDATION PREFERENCE OF $10.00
     PER SHARE FOR $ 91,026,550 AND $ 80,141,370
     AT OCTOBER 31, 2007 AND 2006, RESPECTIVELY          91,027          80,141

  COMMON STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 5,313,794
     SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
     AT OCTOBER 31, 2007 AND 2006, RESPECTIVELY          53,138          53,138

  ADDITIONAL PAID-IN CAPITAL                         28,322,341      28,224,358

  ACCUMULATED DEFICIT                               (14,885,103)    (13,811,198)

  986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST                      (11,003,545)    (11,003,545)

  COMPREHENSIVE INCOME (LOSS):
     PENSION VALUATION RESERVE                       (1,592,262)     (1,812,231)
                                                   ------------    ------------

                                                        985,596       1,730,663
                                                   ------------    ------------

                                                   $  4,809,416    $  5,458,973
                                                   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME

                                                          October 31,
                                         ---------------------------------------------
                                             2007            2006             2005
                                             ----            ----             ----
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                  $    75,000      $   580,000      $ 2,810,000
    OUTSIDE REAL ESTATE RENT                 492,435          519,734          550,571
    EXCHANGE BUILDING RENT                    30,870           33,134           30,564
    OTHER INCOME                                   0                0                0
                                         -----------      -----------      -----------
                                             598,305        1,132,868        3,391,135
                                         -----------      -----------      -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                  56,711          338,756        1,495,345
    LABOR, OPERATING AND MAINTENANCE          79,362           90,674           82,204
    DEPRECIATION AND AMORTIZATION             22,175           23,676           22,200
    TAXES OTHER THAN INCOME TAXES             26,400           37,200           72,000
    LOSS ON ABANDONMENT                       11,275                0                0
    GENERAL AND ADMINISTRATIVE                42,822           32,400           26,500
                                         -----------      -----------      -----------
                                             238,745          522,706        1,698,249
                                         -----------      -----------      -----------

INCOME FROM REAL ESTATE OPERATIONS           359,560          610,162        1,692,886
                                         -----------      -----------      -----------

STOCKYARD OPERATIONS:

 STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION              2,681,159        2,949,367        2,798,927
    FEED AND BEDDING INCOME                  182,430          147,147          150,009
    RENTAL & OTHER INCOME                    167,536          174,674          126,878
                                         -----------      -----------      -----------
                                           3,031,125        3,271,188        3,075,814
                                         -----------      -----------      -----------

 STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                1,412,823        1,361,572        1,414,847
    OTHER OPERATING AND MAINTENANCE          797,973          796,627          672,470
    FEED AND BEDDING EXPENSE                 161,776          129,012          116,464
    DEPRECIATION AND AMORTIZATION             19,817           21,597           20,947
    TAXES OTHER THAN INCOME TAXES            174,883          166,256          161,575
    GENERAL AND ADMINISTRATIVE               356,169          320,829          293,875
                                         -----------      -----------      -----------
                                           2,923,441        2,795,893        2,680,178
                                         -----------      -----------      -----------

INCOME FROM STOCKYARD OPERATIONS             107,684          475,295          395,636
                                         -----------      -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSE        (1,114,429)      (1,195,596)      (1,151,543)
                                         -----------      -----------      -----------

(LOSS) INCOME FROM OPERATIONS               (647,185)        (110,139)         936,979
                                         -----------      -----------      -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME
                                  Continued ...

                                                             October 31,
                                            ---------------------------------------------
                                                 2007            2006            2005
                                                 ----            ----            ----
OTHER (EXPENSES) INCOME:

  INTEREST AND OTHER INCOME                     125,986           96,296           83,974

  INTEREST EXPENSE-RELATED PARTY               (268,993)        (270,482)        (279,183)

  INCOME (LOSS) FROM ART SALES                   17,124           (6,520)          13,806

  LOSS - WRITE DOWN ART INVENTORY               (89,122)               0                0

  LOSS ON SALE OF JOINT VENTURE                 (86,020)         (31,579)         (39,410)

  OTHER EXPENSE                                       0                0                0
                                            -----------      -----------      -----------

                                               (301,025)        (212,285)        (220,813)
                                            -----------      -----------      -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                 (948,210)        (322,424)         716,166

PROVISION FOR INCOME TAXES                            0                0                0
                                            -----------      -----------      -----------

NET (LOSS) INCOME                              (948,210)        (322,424)         716,166

OTHER COMPREHENSIVE INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT         233,635          236,456          201,402
                                            -----------      -----------      -----------

COMPREHENSIVE (LOSS) INCOME                 $  (714,575)     $   (85,968)     $   917,568
                                            ===========      ===========      ===========

NET (LOSS) INCOME PER COMMON SHARE:

  - BASIC                                   $     (0.25)     $     (0.10)     $      0.15

  - DILUTED                                 $     (0.25)     $     (0.10)     $      0.15

WEIGHTED AVERAGE NUMBER OF SHARES:

  - BASIC                                     4,326,929        4,326,929        4,326,929

  - DILUTED                                   4,326,929        4,326,929        4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2007, 2006, AND 2005

                                     COMMON STOCK            PREFERRED STOCK
                                NUMBER                     NUMBER
                                  OF                         OF
                                SHARES       AMOUNT        SHARES         AMOUNT
BALANCE, NOVEMBER 1, 2004     5,313,794     $  53,138     6,198,367     $  61,984
 NET INCOME                           0             0             0             0
 PREFERRED STOCK DIVIDEND             0             0       852,469         8,524
 MINIMUM PEN. LIAB. ADJ.              0             0             0             0
                              -----------------------     -----------------------

BALANCE, OCTOBER 31, 2005     5,313,794     $  53,138     7,050,836     $  70,508
 NET LOSS                             0             0             0             0
 PREFERRED STOCK DIVIDEND             0             0       963,301         9,633
 MINIMUM PEN. LIAB. ADJ.              0             0             0             0
                              -----------------------     -----------------------

BALANCE, OCTOBER 31, 2006     5,313,794     $  53,138     8,014,137     $  80,141
 NET LOSS                             0             0             0             0
 PREFERRED STOCK DIVIDEND             0             0     1,088,518        10,886
 DISTRIBUTION                         0             0             0             0
 MINIMUM PEN. LIAB. ADJ.              0             0             0             0
                              -----------------------     -----------------------
BALANCE, OCTOBER 31, 2007     5,313,794     $  53,138     9,102,655     $  91,027
                              =======================     =======================

                              ADDITIONAL                                         TREASURY STOCK,
                                PAID-IN        ACCUMULATED       COMPREHENSIVE       AT COST
                                CAPITAL           DEFICIT        (LOSS)INCOME     986,865 SHARES
BALANCE, NOVEMBER 1, 2004     $ 28,060,908     ($14,031,634)     ($ 2,250,089)     ($11,003,545)
 NET INCOME                              0          716,166                 0                 0
PREFERRED STOCK DIVIDEND            76,739          (81,112)                0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0           201,402                 0
                              ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 2005     $ 28,137,647     ($13,396,580)     ($ 2,048,687)     ($11,003,545)
 NET LOSS                                0         (322,424)                0                 0
 PREFERRED STOCK DIVIDEND           86,711          (92,194)                0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0           236,456                 0
                              ------------     ------------      ------------      ------------

BALANCE, OCTOBER 31, 2006     $ 28,224,358     ($13,811,198)     ($ 1,812,231)     ($11,003,545)
 NET LOSS                                0         (948,210)                0                 0
 PREFERRED STOCK DIVIDEND           97,983         (104,717)                0                 0
 DISTRIBUTION                            0          (20,978)                0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0           219,969                 0
                              ------------     ------------      ------------      ------------
BALANCE, OCTOBER 31, 2007     $ 28,322,341     ($14,885,103)     ($ 1,592,262)     ($11,003,545)
                              ============     ============      ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  OCTOBER 31,
                                                 ---------------------------------------------
                                                     2007             2006             2005
                                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                              $  (948,210)     $  (322,424)     $   716,166
                                                 -----------      -----------      -----------

  ADJUSTMENTS TO RECONCILE NET (LOSS)
   INCOME TO NET CASH (USED) BY
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                      41,992           45,273           48,147
   GAIN  ON SALES OF REAL ESTATE                     (18,289)        (241,244)      (1,314,655)
   LOSS ON ABANDONMENT                                11,275                0                0
   LOSS ON SALE OF JOINT VENTURE                      86,020                0                0
   LOSS (GAIN) ON ART SALES (NET OF RESERVE)         (17,124)           6,520          (13,806)
   MINIMUM PENSION LIABILITY ADJUSTMENT              219,969          236,456          201,402
   VALUATION RESERVE - ART INVENTORY                  89,122                0                0
   PREFERRED STOCK ISSUED IN LIEU OF
     OFFICER COMPENSATION                              4,150            4,150            4,151

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                      41,249           54,776          109,629
   STOCKYARDS INVENTORY                               (5,491)             385           (1,533)
   PREPAID EXPENSES                                    5,046             (987)              87
   RESTRICTED CASH - TRANSIT INSURANCE                 4,794           (8,418)           8,672
   DEFERRED LEASING AND FINANCING COSTS                    0                0           12,075
   DEPOSITS AND OTHER                                      0                0            6,500

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES             (13,863)        (100,587)         (30,751)
   PENSION PLAN PAYABLE                              (43,298)        (120,616)        (356,245)
   SALARIES AND INTEREST PAYABLE - OFFICERS          307,345          (58,386)        (149,008)
   ACCRUED PROFESSIONAL FEES                          (2,417)         (27,583)           3,009
   COMMERCIAL RENT TAX PAYABLE                       (61,500)          61,500                0
   INCOME TAXES PAYABLE                                    0                0                0
   REAL ESTATE TAXES PAYABLE                           4,545          (27,563)        (176,116)
                                                 -----------      -----------      -----------

        TOTAL ADJUSTMENTS                            653,525         (176,324)      (1,648,442)
                                                 -----------      -----------      -----------

NET CASH USED BY OPERATING ACTIVITIES               (294,685)        (498,748)        (932,276)
                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                  75,000          580,000        1,060,000
  PROCEEDS FROM SALES OF ART                          63,198           28,800           91,700
  PROCEEDS FROM MORTGAGE NOTE RECEIVABLE             150,000                0                0
  PROCEEDS FROM SALE OF JOINT VENTURE                 25,000                0                0
  COSTS RELATING TO SALES OF REAL ESTATE             (10,236)        (135,201)        (129,298)
  COSTS RELATING TO SALES OF ART - NET               (18,473)         (15,920)         (17,094)
                                                 -----------      -----------      -----------
  NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                         284,489          457,679        1,005,308
                                                 -----------      -----------      -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Continued...

                                                                  OCTOBER 31,
                                                ---------------------------------------------
                                                    2007              2006             2005
                                                    ----              ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATIONS                0                0          (80,000)
   PROCEEDS FROM LONG-TERM DEBT ISSUED                    0                0                0
   PREFERRED STOCK CASH DIVIDEND                          0                0                0
   PREFERRED STOCK REPURCHASE                             0                0                0
                                                -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 0                0          (80,000)
                                                -----------      -----------      -----------

NET (DECREASE ) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (10,196)         (41,069)          (6,968)
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR            38,121           79,190           86,158
                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $    27,925      $    38,121      $    79,190
                                                ===========      ===========      ===========

                                                                  OCTOBER 31,
                                                ---------------------------------------------
                                                    2007             2006             2005
                                                    ----             ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                      $   268,993      $   270,482      $   279,183
                                                ===========      ===========      ===========

  INCOME TAXES                                  $     5,000      $    11,000      $    14,000
                                                ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  MORTGAGE NOTE RECEIVED FOR SALE OF
    REAL ESTATE                                 $         0      $         0      $ 1,750,000
                                                ===========      ===========      ===========

  PREFERRED STOCK DIVIDENDS                     $   104,717      $    92,194      $    81,112
                                                ===========      ===========      ===========

  PROCEEDS FROM SALE OF ART INVENTORY
    APPLIED TO REDUCE SALARIES AND
    INTEREST PAYABLE - OFFICERS                 $    95,302      $         0      $         0
                                                ===========      ===========      ===========

  LOSS INCURRED FROM SALE OF ART INVENTORY
    TO RELATED PARTY REPORTED AS A
    DISTRIBUTION TO SHAREHOLDER                 $    20,978      $         0      $         0
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

      Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its antiquities art inventories to enhance current cash flows. Management believes that its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its current business activities. There can, however, be no assurance that Canal will be able to effectuate its planned art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2008. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investments in Joint Venture -- Investment in which ownership interest range from 20% to 50% or less owned joint venture is accounted for under the equity method. The joint venture is not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investment was $111,000 at October 31, 2006 and was included in other assets. During the 2007 fiscal year the Company sold its investment back to the Joint Venture at the Company's original purchase price of $25,000 and recorded a loss of approximately $86,000 on the sale. The operating results of the joint venture were accounted for on the equity method for fiscal years 2006 and 2005, were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      E) Art Inventory Held for Sale - Inventory of art consisting of antiquities only as of October 31, 2007 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. In fiscal 2005 independent appraisals covered approximately 46% of the art inventory value at October 31, 2005. For fiscal 2007 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $5,000, $11,000 and $14,000 and interest payments of $269,000, $270,000 and $279,000 in
2007, 2006 and 2005, respectively.

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

      N) Recent Accounting Pronouncements -- In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

            In September  2006, the SEC staff issued Staff  Accounting  Bulletin
(SAB) Topic 1M (SAB 108), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which is effective for the 2007 year. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purpose of determining whether the financial statements are materially misstated. Under this guidance,

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements - Materiality," (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on the Company's financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company is required to apply the provisions of this interpretation beginning on November 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax provisions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company is currently assessing the potential impacts of implementing this standard.

3. MORTGAGE NOTE RECEIVABLE

      On November 1, 2004 Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1,750,000, generating operating income of approximately $850,000. Canal issued a mortgage note for the full sales price, which note carries interest at a rate of 4.12% per annum, payable in equal monthly installments. The mortgage note was due and payable in full on October 31, 2007.

      In March, 2007 Canal received a $50,000 payment on this note as the result of the mortgagee having sold a small piece (0.1 acres of land) of the underlying collateral. On October 31, 2007 Canal received a $100,000 payment on this note, at which time Canal extended the due date to December 17, 2007 at an interest rate of 10% per annum. On December 17, 2007 Canal received a $1,400,000 payment on this note and issued a 90 day note for the balance due of $200,000 at an interest rate of 12% per annum. Canal expects this note to be paid in full in March 2008.

4. LEASE COMMITMENTS

      Canal leases approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400. This lease expires May 31, 2010. Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2007 are $23,000, $24,000 and $14,000 in fiscal 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $19,000, $17,000 and $16,000 for the years ended October 31, 2007, 2006 and 2005.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.  BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2007, the balance due under these notes was $2,687,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $269,000, $270,000 and $279,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

      At October 31, 2007, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

                                                         October 31,
                                                    --------------------
($ 000's Omitted)                                     2007         2006
-----------------                                     ----         ----

Variable rate mortgage notes due
  May 15, 2009 - related party (see Note 16) ....   $ 2,687     $  2,767
Less -- current maturities ......................         0            0
                                                    -------     --------
Long-term debt                                      $ 2,687     $  2,767
                                                    -------     --------

      The following table summarizes the Company's commitments as of October 31, 2007 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                        More
                                       Less Than    1 - 3     3 - 5     Than
                              Total     1 year      Years     Years    5 Yrs.
                              ------   ---------   ------     ------   ------

Pension Plan Liability (a)   $   415     $   95    $   232    $   88    $   0
Mortgage Notes Payable (b)     2,687          0      2,687         0        0
                             -------     ------    -------    ------    -----

                             $ 3,102     $   95    $ 2,919    $   88    $   0
                             -------     ------    -------    ------    -----

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6. INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2007, 2006 and 2005 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                               2007         2006         2005
                                               ----         ----         ----

      Total Gross Deferred Tax assets        $ 3,920      $ 4,470      $ 4,364
      Less - Valuation Allowance              (3,920)      (4,470)      (4,364)
      Net Deferred Tax Assets                $     0      $     0      $     0
                                             -------      -------      -------


      Total Gross Deferred Tax Liability     $     0      $     0      $     0
                                             -------      -------      -------

      Net Deferred Tax Asset (Liability)     $     0      $     0      $     0
                                             -------      -------      -------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                  2007       2006       2005
                                                  ----       ----       ----

      Computed Expected Tax (Benefit)Expense     $(332)     $(110)     $ 251

      Change in Valuation Allowance                437        106        (51)

      Inventory Valuation Differences             (111)        19         59
      Difference between gain on sale of
       real estate recognized for income
       tax and financial reporting purposes          0          0       (265)

      Other                                          6        (15)         6
                                                 -----      -----      -----
                                                 $   0      $   0      $   0
                                                 -----      -----      -----

      At October 31, 2007, the Company has net operating loss carryforwards of approximately $11,000,000 that expire through 2027. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance decreased by approximately ($550,000), $(106,000) and $(51,000) during the years ended October 31, 2007, 2006 and 2005, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at October 31, 2007, 2006 or 2005.

8. PENSION VALUATION RESERVE

      In September 2006, the FASB issued, SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Retirement Plans, an amendment of SFAS No. 87, 88, and 132(R) to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also improves financial reporting by requiring an employer to measure funded status of a plan as of the date of its year end statement of financial position.

      The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 87 amended by SFAS 158 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The additional minimum pension liability will be expensed as actuarial computations of annual pension cost recognize the deficiency that exists.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining antiquities art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory.

      In fiscal 2007, Canal sold its remaining 13 pieces of contemporary art, 12 of which were sold to a related party, (see note 24). Canal's art operations have generated income of $17,000, a loss of $7,000 and income of $14,000 on revenues of approximately $59,000, $29,000 and $92,000 for the years ended October 31, 2007, 2006 and 2005, respectively. In fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007.

      Antiquities and contemporary art represented 100% ($100,000) and 0% ($0) and 57% ($189,122) and 43% ($143,878) of total art inventory at October 31, 2007 and 2006, respectively. Substantially all of the contemporary art inventory held for resale was comprised of the work of Jules Olitski.

      The Company classified its art inventory for the two years ended October 31, 2007 and 2006 as follows ($ 000's Omitted):

                               2007         2006
                               ----         ----

            Antiquities      $   496      $   496
            Contemporary           0          550
            Val. Allow.         (396)        (713)
                             -------      -------

            Net Value        $   100      $   333
                             -------      -------

      The Company's valuation allowance for the three years ended October 31, 2007, 2006 and 2005 is as follows:

                                       Bal. Start                   Bal. End
                                       of Period    Reductions      of Period
                                       ---------    ----------      ---------
Year ended October 31, 2007
  Deducted from art inventories:
   Reserve for valuation allowance      $   713      $ (317)         $   396

Year ended October 31, 2006
  Deducted from art inventories:
   Reserve for valuation allowance      $   768      $  (55)         $   713

Year ended October 31, 2005
  Deducted from art inventories:
   Reserve for valuation allowance      $   938      $ (170)         $   768

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007. Additionally, in fiscal 2007 Canal applied against sales $405,600 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $396,522 as of October 31, 2007 as compared to $713,000 and $767,800 at October 31, 2006 and 2005, respectively.

10. 401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $22,000 for each of fiscal 2007 and 2006.

11. Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

                                                 October 31,
                                       2007                       2006
                             -----------------------     -----------------------
                                             ($ 000's Omitted)
                                             -----------------

                              Carrying       Fair         Carrying       Fair
                               Amount        Value         Amount        Value
                             ---------     ---------     ---------     ---------
Cash and
 cash equivalents            $      28     $      28     $      38     $      38
                             ---------     ---------     ---------     ---------

Mortgage note receivable     $   1,600     $   1,600     $   1,750     $   1,750
                             ---------     ---------     ---------     ---------

Long-term debt               $   2,687           (b)     $   2,687           (b)
                             ---------     ---------     ---------     ---------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2007, 2006 and 2005, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2007, 2006 and 2005. Dividends declared on preferred stock during the years ended October 31, 2007, 2006 and 2005 were approximately $105,000, $92,000 and $81,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2007, 2006 and 2005 were:

                                        For the Year Ended October 31, 2007
                                     ---------------------------------------
                                        Income       Shares        Per-share
                                     (Numerator)  (Denominator)     Amount
                                     -----------  -------------    ---------

Net (loss)                           $  (948,000)
Less preferred stock dividends          (105,000)
Less distributions                       (21,000)
                                     -----------

(Loss) available to common stock-
 holders-diluted earnings per share  $(1,074,000)   4,327,000       $(0.25)
                                     ===========    =========       ======

                                       For the Year Ended October 31, 2006
                                     ---------------------------------------
                                       Income         Shares       Per-share
                                     (Numerator)   (Denominator)     Amount
                                     -----------   -------------   ---------

Net (loss)                           $  (332,000)
Less preferred stock dividends           (92,000)
                                     -----------

(Loss) available to common stock-
 holders-diluted earnings per share  $  (414,000)    4,327,000      $(0.10)
                                     ===========    ==========      ======

                                        For the Year Ended October 31, 2005
                                     ---------------------------------------
                                       Income         Shares       Per-share
                                     (Numerator)   (Denominator)     Amount
                                     -----------   -------------   ---------
Net income                           $   716,000
Less preferred stock dividends           (81,000)
                                     -----------

Income available to common stock-
 holders-diluted earnings per share  $   635,000      4,327,000     $ 0.15
                                     ===========     ==========     ======

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

                                                       October 31,
                                         -------------------------------------
           ($ 000's Omitted)                2007          2006          2005
           -----------------                ----          ----          ----
          Identifiable assets:
            Real estate ..............   $   3,433     $   3,775     $   4,004

            Stockyard operations .....       1,273         1,345         1,425

            Corporate ................         103           339           385
                                         ---------     ---------     ---------

                                         $   4,809     $   5,459     $   5,814
                                         ---------     ---------     ---------

           ($ 000's Omitted)                2007          2006          2005
           -----------------                ----          ----          ----
          Capital expenditures:
            Real estate ..............   $       0     $       0     $       0
            Stockyard operations .....           0             0             0
            Corporate ................           0             0             0
                                         ---------     ---------     ---------
                                         $       0     $       0     $       0
                                         ---------     ---------     ---------

      Income from real estate operations includes gains on sales of real estate of $0.1 million, $0.2 million and $1.3 million in 2007, 2006 and 2005, respectively.

14.  Minimum Future Rentals on Operating Leases

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $525,000, $550,000, $575,000, $600,000 and $625,000 for fiscal years 2008, 2009, 2010, 2011 and
2012, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.  LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2007. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2007, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

16. Restricted Cash - Transit Insurance

      Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2007 balance in restricted cash- transit insurance of approximately $45,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

17. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2007, 2006 and 2005.

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

      A schedule of the Company's property on operating leases at October 31, 2007 is as follows (000's omitted):

                                                 Current Year
                                                 ------------
                                                 (Retirements
                                                 ------------                       Carrying
                         Historical Cost           Additions                        --------
                         ---------------           ---------             Accum.      Value
                                  Bldgs. &                Bldgs. &       ------     --------
Description (1)         Land      Imprvmts.     Land      Imprvmts.       Depr.     10/31/07
---------------         ----      ---------     ----      ---------       -----     --------
New York office
Various leasehold      $     0     $     8     $     0     $     0      $    (8)     $     0
improvements

9 acres of land
in Omaha, NE             1,150          21           0           0          (12)       1,159
Acquired in 1976

10 acres of land
in S. St. Paul, MN          83         485           0           0         (386)         182
Acquired in 1937

18 acres of land
in Sioux City, IA          400           0           0           0            0          400
Acquired in 1937       -------     -------     -------     -------      -------      -------

                       $ 1,633     $   514     $     0     $     0      $  (406)     $ 1,741
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2007, 2006 and 2005 is as follows (000's omitted):

                                          2007         2006         2005
                                          ----         ----         ----

      Balance at beginning of year      $ 1,763      $ 1,840      $ 2,715
      Acquisitions and Improvements           0            0            0
      Cost of property sold                   0          (53)        (848)
      Depreciation                          (22)         (24)         (27)
      Reclassifications                       0            0            0
                                        -------      -------      -------
      Balance at end of year            $ 1,741      $ 1,763      $ 1,840
                                        -------      -------      -------

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

      A schedule of the Company's property used in stockyard operations at October 31, 2007 is as follows (000's omitted):

                                                 Current Year
                                                 ------------
                                                 (Retirements)
                                                 -------------                      Carrying
                         Historical Cost            Additions                       --------
                         ---------------            ---------            Accum.      Value
                                  Bldgs. &                Bldgs. &       ------     --------
Description (1)         Land      Imprvmts.      Land     Imprvmts.       Depr.     10/31/07
---------------         ----      ---------      ----     ---------      ------     --------
30 acres of land
in St. Joseph, MO      $   902     $   200     $     0     $     0      $  (154)     $   948
Acquired in 1942

30 acres of land
in Sioux Falls, SD         100          89           0           0          (57)         132
Acquired in 1937       -------     -------     -------     -------      -------      -------

                       $ 1,002     $   289     $     0     $     0      $  (211)     $ 1,080
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2007, 2006 and 2005 is as follows (000's omitted):

                                         2007          2006         2005
                                         ----          ----         ----

      Balance at beginning of year      $ 1,100      $ 1,121      $ 1,142
      Acquisitions and Improvements           0            0            0
      Cost of property sold                   0            0            0
      Depreciation                          (20)         (21)         (21)
                                        -------      -------      -------
      Balance at end of year            $ 1,080      $ 1,100      $ 1,121
                                        -------      -------      -------

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

      A schedule of the Company's property held for development or resale at October 31, 2007 is as follows (000's omitted):

                                           Current Year
                                           ------------
                                           (Retirements)
                                           -------------                Carrying
                      Historical Cost        Additions                  --------
                      ---------------        ---------         Accum.     Value
                             Bldgs. &            Bldgs. &      ------   --------
Description (1)       Land   Imprvmts.   Land    Imprvmts.     Depr.    10/31/07
---------------       ----   ---------   ----    ---------     ------   --------

16 acres of land
in St. Joseph, MO     $ 39      N/A        N/A      $  0        N/A       $ 39
Acquired in 1942

2 acres of land
in Sioux City, IA      110      N/A        (57)        0        N/A         53
Acquired in 1937      ----     ----       ----      ----       ----       ----

                      $149     $  0       $(57)     $  0       $  0       $ 92
                      ====     ====       ====      ====       ====       ====

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three years ended October 31, 2007, 2006 and 2005 is as follows (000's omitted):

                                         2007        2006        2005
                                         ----        ----        ----

      Balance at beginning of year      $  149      $  300      $  817
      Acquisitions and Improvements          0           0           0
        Cost of property sold              (57)       (151)       (517)
      Reclassification of property           0           0           0
                                        ------      ------      ------
      Balance at end of year            $   92      $  149      $  300
                                        ------      ------      ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21. PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 9,108,015 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2007 of 9,102,655. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. Payment commenced December 31, 1986. To date, seventy-two of the eighty-four payments have been paid in additional stock resulting in the issuance of 9,108,015 shares recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The quarterly dividends payable September 30, 2007 and December 31, 2007 were passed by the Board of Directors. It is the Company's intention to pay its next dividend on the preferred stock on June 30, 2008 at which time a one year dividend will have accumulated. The dividend planned for June 30, 2008 will also be paid in additional stock.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22. PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $91,000 for fiscal 2007, $149,000 for fiscal 2006 and $399,000 for fiscal 2005.
Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

      The following tables in accordance with FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension Plans sets forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2007 and 2006.

                                                        Plan Year
                                                        ---------
           ($ 000's Omitted)                        2007         2006
           -----------------                        ----         ----

Change in benefit obligation

Benefit obligation at beginning of year            $ 1,828      $ 1,804
Service cost                                             6            5
Interest cost                                          100          100
Plan participants' contributions                         0            0
Amendments                                               0            0
Actuarial (gain) loss                                  (58)          11
Benefits paid                                          (90)         (92)
                                                   -------      -------

Benefit obligation at end of year                  $ 1,786      $ 1,828
                                                   -------      -------

Change in plan assets

Fair value of plan assets at beginning of year     $ 1,354      $ 1,208
Actual return on plan assets                            87          152
Employer contribution                                   91          149
Plan participants' contributions                         0            0
Plan expenses                                          (71)         (63)
Benefits paid                                          (90)         (92)
                                                   -------      -------

Fair value of plan assets at end of year           $ 1,371      $ 1,354
                                                   -------      -------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                       Plan Year
                                                       ---------
           ($ 000's Omitted)                       2007         2006
           -----------------                       ----         ----

Net Amount Recognized

Funded Status                                    $  (415)     $  (474)
                                                 -------      -------

Amounts Recognized in the Consolidated
  Balance Sheets as of October 31, 2007

Current Liabilities                              $   (95)     $    --
Non-current Liabilities                             (320)          --
                                                 -------      -------

Net Amount Recognized                            $  (415)     $    --
                                                 -------      -------

Funded Status and Net Amount Recognized
  in the Consolidated Balance Sheets as of October 31, 2006

Plan Assets Less Than Benefit Obligation         $    --      $  (474)
Unrecognized Net Actuarial Loss                       --        1,828
                                                 -------      -------

Net Amount Recognized                            $    --      $ 1,354
                                                 -------      -------

Amounts Recognized in the Consolidated
 Balance Sheets as of October 31, 2006

Accrued Benefit Liability                        $    --      $  (458)
Accumulated Other Comprehensive Income                --        1,812
                                                 -------      -------

Net Amount Recognized                            $    --      $ 1,354
                                                 -------      -------

Amounts Recognized in Accumulated Other
 Comprehensive Income as of October 31, 2007

Net Loss                                         $ 1,592      $    --
                                                 -------      -------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following table presents the incremental effect of applying FAS 158 on individual line items in the consolidated statement of financial position at October 31, 2007:

                               Before                        After
                            application                   application
                             of FAS 158    Adjustments     of FAS 158
                            -----------    -----------    -----------

Pension Plan Liabilities     $    (401)     $     (14)     $    (415)

Accumulated Other
 Comprehensive Income            1,578             14          1,592
                             ---------      ---------      ---------

                             $   1,177      $       0      $   1,177
                             ---------      ---------      ---------

The accumulated benefit obligation for the pension plan was $1,592 and $1,812 at October 31, 2007 and 2006, respectively.

Information for Pension Plans With an Accumulated
 Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation                          $   1,786      $   1,828

Accumulated Benefit Obligation                            1,772          1,812

Fair Value of Plan Assets                                 1,371          1,354

Components of Net Periodic Benefit Cost

  Service Cost                                        $       6      $       5
  Interest Cost                                             100            101
Expected Return on Plan Assets                             (107)          (108)
Amortization of Prior Service Costs                           0              0
Amortization of Net Loss or (Gain)                          269            256
                                                      ---------      ---------

Net Periodic Benefit Cost                             $     268      $     254
                                                      ---------      ---------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                        Plan Year
                                                        ---------
           ($ 000's Omitted)                         2007       2006
           -----------------                         ----       ----

Additional Information

Decrease in Minimum Liability Included in
 Other Comprehensive Income, Net of $13,666
 Recognized due to FAS 158 for change in
 Accrued Benefit Cost and Funded Status            $   220    $   236

Weighted-Average Assumptions Used to Determine
 Benefit Obligations at October 31

Discount Rate                                         6.00%      5.75%

Rate of Compensation Increase                         5.50%      5.50%

Weighted-Average Assumptions Used to Determine
 Net Periodic Benefit Cost for the Years Ended
 October 31

Discount Rate                                         6.00%      5.75%

Expected Return on Plan Assets                        8.00%      8.00%

Rate of Compensation Increase                         5.50%      5.50%

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plan Assets

The company's pension plan weighted-average asset allocations at October 31, 2007 and 2006, by asset category are as follows:

                                                        Plan Year
                                                        ---------
                                                      2007     2006
                                                      ----     ----
Asset Category
Equity Securities*                                   44.2%     35.6%
Debt Securities                                      41.1%     60.9%
Real Estate                                           0.0%      0.0%
Other                                                14.7%      3.5%
                                                    ------    ------

Total                                               100.0%    100.0%
                                                    ------    ------

* Includes Canal Capital Corporation common stock in the amounts of approximately $1,000 (0.0%) and $2,000 (0.0%) at October 31, 2007 and
      2006, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations. The assets will be reallocated from time to time to meet the target allocations. The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $95,000 to its pension plan in fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2008                       $ 120,000
2009                         122,000
2010                         127,000
2011                         138,000
2012                         133,000
2013 through 2017            745,000

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23. QUARTERLY FINANCIAL DATA

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2007. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                                        QUARTER ENDED
                             JAN. 31,      APRIL 30,       JULY 31,       OCT. 31,
                               2007           2007           2007           2007          TOTAL
                            ---------      ---------      ---------      ---------      ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REAL ESTATE REVENUES        $     206      $     131      $     131      $     130      $     598
REAL ESTATE EXPENSES              101             43             42             53            239
                            ---------      ---------      ---------      ---------      ---------
   OPERATING INCOME         $     105      $      88      $      89      $      77      $     359
                            ---------      ---------      ---------      ---------      ---------

STOCKYARD REVENUES          $   1,000      $     849      $     526      $     656      $   3,031
STOCKYARD EXPENSES                788            778            628            729          2,923
                            ---------      ---------      ---------      ---------      ---------
   OPERATING INCOME         $     212      $      71      $    (102)     $     (73)     $     108
                            ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)           $      (8)     $    (222)     $    (336)     $    (382)     $    (948)
                            =========      =========      =========      =========      =========
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED             $   (0.01)     $   (0.06)     $   (0.08)     $   (0.10)     $   (0.25)
                            =========      =========      =========      =========      =========
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED                 4,327          4,327          4,327          4,327          4,327
                            =========      =========      =========      =========      =========

                                                       QUARTER ENDED
                             JAN. 31,      APRIL 30,       JULY 31,       OCT. 31,
                               2006           2006           2006           2006           TOTAL
                            ---------      ---------      ---------      ---------      ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
REAL ESTATE REVENUES        $     463      $     191      $     137      $     342      $   1,133
REAL ESTATE EXPENSES              271             70             45            137            523
                            ---------      ---------      ---------      ---------      ---------
   OPERATING INCOME         $     192      $     121      $      92      $     205      $     610
                            ---------      ---------      ---------      ---------      ---------

STOCKYARD REVENUES          $   1,047      $     882      $     654      $     688      $   3,271
STOCKYARD EXPENSES                784            709            643            660          2,796
                            ---------      ---------      ---------      ---------      ---------
   OPERATING INCOME         $     263      $     173      $      11      $      28      $     475
                            ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)           $     123      $     (29)     $    (221)     $    (195)     $    (322)
                            =========      =========      =========      =========      =========
NET INCOME (LOSS)
  PER COMMON SHARE:
BASIC & DILUTED             $    0.03      $   (0.01)     $   (0.06)     $   (0.06)     $   (0.10)
                            =========      =========      =========      =========      =========
WEIGHTED AVERAGE NUMBER
 OF SHARES:
BASIC & DILUTED                 4,327          4,327          4,327          4,327          4,327
                            =========      =========      =========      =========      =========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

24. RELATED PARTY TRANSACTIONS

      At October 31, 2007, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $269,000, $270,000 and $279,000 for the years ended October 31, 2007, 2006 and 2005, respectively. At various times during fiscal 2007 certain holders of these notes agreed to defer interest payments in the amount of $88,000. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in the first quarter of fiscal 2008. As of October 31, 2007, the balance due under these notes was $2,687,000 all of which is classified as long-term debt related party.

      In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company's Chairman. The 12 pieces were sold for $100,000 (of which $95,000 was used to repay deferred executive salaries payable) which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management, had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the nature of the current art market; general economic conditions; Canal's cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management, determined that it was in Canal's best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders' equity for the year ended October 31, 2007.

25. SUBSEQUENT EVENTS

      Property Sale - On December 11, 2007 Canal sold approximately 2 acres of land located in South Saint Paul, Minnesota for $200,000 generating operating income of $127,000.

      Mortgage Note Receivable - On December 17, 2007 Canal received a $1,400,000 payment on this note and issued a 90 day note for the balance due of $200,000 at an interest rate of 12% per annum. Canal expects this note to be paid in full in March 2008.

      The proceeds from both the property sale and the mortgage note payment were used to reduce long-term debt, related party by $1.0 million; to repay in full the salaries and interest payable to executive officers; to pay current real estate taxes and to make contributions currently due to the company's defined benefit pension plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29rd day of January, 2008.

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


      Signature                       Title                        Date
      ---------                       -----                        ----


/S/ Michael E. Schultz           President and Chief
------------------------   Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)      January 29, 2008


                               Vice President-Finance
/S/ Reginald Schauder         Secretary and Treasurer
------------------------      (Principal Financial and
Reginald Schauder                 Accounting Officer)          January 29, 2008


/S/ Asher B. Edelman            Chairman of the Board
------------------------          and Director                 January 29, 2008
Asher B. Edelman