Form 10-Q
period 2008-01-31
CANAL CAPITAL CORP
filed 2008-03-12
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2008

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares of Common Stock, $.01 par value, outstanding at February 29, 2008 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2008

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ...........................................     3

Item I.  Condensed Financial Statements:

      Consolidated Balance Sheets - January 31, 2008
         and October 31, 2007 ............................................     4

      Consolidated Statements of Operations and
         Comprehensive (Loss) Income for the Three Month
         Periods ended January 31, 2008 and 2007 .........................     6

      Consolidated Statements of Changes in Stockholders'
         Equity for the One Year and Three Month Periods
         ended October 31, 2007 and January 31, 2008 .....................     8

      Consolidated Statements of Cash Flows for the
         Three Month Periods ended January 31, 2008 and
         2007 ............................................................     9

      Notes to Consolidated Financial Statements .........................    11

Item II.  Management's Discussion and Analysis of
          Financial Condition ............................................    27

      Liquidity and Capital Resources ....................................    35

      Other Factors ......................................................    36

Item III.  Quantitative and Qualitative Disclosures
           About Market Risk .............................................    37

Item IV.   Controls and Procedures .......................................    37

Part II    Other Information .............................................    38

      Items 1 through 6 ..................................................    39

      Signatures and Certifications ......................................    40

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 31, 2008 AND OCTOBER 31, 2007

                                                            JANUARY 31,   OCTOBER 31,
                                                                2008          2007
                                                            (UNAUDITED)    (AUDITED)
                                                            -----------   -----------
ASSETS:

CURRENT ASSETS:

      CASH AND CASH EQUIVALENTS                             $    13,438   $    27,925

      MORTGAGE NOTE RECEIVABLE                                  200,000     1,600,000

      NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JANUARY 31, 2008 AND OCTOBER 31, 2007,            142,601        75,879

      ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $396,522 AT JANUARY 31, 2008 AND
         OCTOBER 31, 2007                                       100,000       100,000

      STOCKYARDS INVENTORY                                       25,022        16,761

      PREPAID EXPENSES                                           73,066        28,839
                                                            -----------   -----------

         TOTAL CURRENT ASSETS                                   554,127     1,849,404
                                                            -----------   -----------

NON-CURRENT ASSETS:

      PROPERTY ON OPERATING LEASES, NET OF
            ACCUMULATED DEPRECIATION OF $411,349
            AND $405,799 AT JANUARY 31, 2008 AND
            OCTOBER 31, 2007, RESPECTIVELY                    1,715,457     1,741,007
                                                            -----------   -----------

      PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
            ACCUMULATED DEPRECIATION OF $215,824 AND
            $210,872 AT JANUARY 31, 2008 AND OCTOBER
            31, 2007, RESPECTIVELY                            1,074,889     1,079,843
                                                            -----------   -----------

   OTHER ASSETS:

      PROPERTY HELD FOR DEVELOPMENT OR RESALE                    91,510        91,510
      RESTRICTED CASH - TRANSIT INSURANCE                        52,599        44,952
      DEPOSITS AND OTHER ASSETS                                   2,700         2,700
                                                            -----------   -----------

                                                                146,809       139,162
                                                            -----------   -----------

                                                            $ 3,491,282   $ 4,809,416
                                                            ===========   ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2008 AND OCTOBER 31, 2007

                                                            JANUARY 31,2008   OCTOBER 31,2007
                                                              (UNAUDITED)        (AUDITED)
                                                            ---------------   ---------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $   253,185       $   269,105
      PENSION PLAN PAYABLE                                         22,512            94,677
      SALARIES AND INTEREST PAYABLE - OFFICERS                     10,000           223,916
      ACCRUED PROFESSIONAL FEES                                   110,458           110,000
      INCOME TAXES PAYABLE                                         10,000            10,000
                                                              -----------       -----------
         TOTAL CURRENT LIABILITIES                                406,155           707,698
                                                              -----------       -----------
NON-CURRENT LIABILITIES:
      LONG-TERM PENSION LIABILITY                                 320,140           320,140
      REAL ESTATE TAXES PAYABLE                                    37,585           108,982
                                                              -----------       -----------
         TOTAL NON-CURRENT LIABILITIES                            357,725           429,122
                                                              -----------       -----------

LONG-TERM DEBT, RELATED PARTY                                   1,687,000         2,687,000
                                                              -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   PREFERRED STOCK, $0.01 PAR VALUE:
      10,000,000 SHARES AUTHORIZED; 9,102,655
      SHARES ISSUED AND OUTSTANDING AT JANUARY 31,
      2008 AND OCTOBER 31, 2007, RESPECTIVELY AND
      AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
      SHARE FOR $ 91,026,550 AT JANUARY 31, 2008
      AND OCTOBER 31, 2007, RESPECTIVELY                           91,027            91,027

   COMMON STOCK, $0.01 PAR VALUE:
      10,000,000 SHARES AUTHORIZED; 5,313,794
      SHARES ISSUED AND 4,326,929 SHARES OUT-
      STANDING AT JANUARY 31, 2008 AND OCTOBER 31,
      2007, RESPECTIVELY                                           53,138            53,138

   ADDITIONAL PAID-IN CAPITAL                                  28,349,341        28,322,341

   ACCUMULATED DEFICIT                                        (14,920,297)      (14,885,103)

   986,865 SHARES OF COMMON STOCK
      HELD IN TREASURY, AT COST                               (11,003,545)      (11,003,545)

   COMPREHENSIVE INCOME:
      PENSION VALUATION RESERVE                                (1,529,262)       (1,592,262)
                                                             ------------      ------------
                                                                1,040,402           985,596
                                                             ------------      ------------

                                                             $  3,491,282      $  4,809,416
                                                             ============      ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

                                                2008          2007
                                             (UNAUDITED)   (UNAUDITED)
                                           -------------   -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
       YARD HANDLING AND AUCTION             $ 800,431      $ 903,066
       FEED AND BEDDING INCOME                  57,694         54,816
       RENTAL & OTHER INCOME                    42,809         41,671
                                             ---------      ---------

                                               900,934        999,553
                                             ---------      ---------
STOCKYARD EXPENSES:
       LABOR AND RELATED COSTS                 374,782        383,284
       OTHER OPERATING AND MAINTENANCE         216,421        198,853
       FEED AND BEDDING EXPENSE                 56,216         45,348
       DEPRECIATION AND AMORTIZATION             4,954          4,954
       TAXES OTHER THAN INCOME TAXES            41,700         45,078
       GENERAL AND ADMINISTRATIVE              108,131        110,446
                                             ---------      ---------

                                               802,204        787,963
                                             ---------      ---------

INCOME FROM STOCKYARD OPERATIONS                98,730        211,590
                                             ---------      ---------

REAL ESTATE OPERATIONS:

   REAL ESTATE REVENUES:
       SALE OF REAL ESTATE                     200,000         75,000
       OUTSIDE REAL ESTATE RENT                122,561        123,175
       EXCHANGE BUILDING RENTAL INCOME           7,718          7,717
                                             ---------      ---------

                                               330,279        205,892
                                             ---------      ---------

   REAL ESTATE EXPENSES:
       COST OF REAL ESTATE SOLD                 72,567         56,711
       LABOR, OPERATING AND MAINTENANCE         17,769         21,523
       DEPRECIATION AND AMORTIZATION             5,550          5,550
       TAXES OTHER THAN INCOME TAXES             5,400          6,600
       GENERAL AND ADMINISTRATIVE               10,940         10,100
                                             ---------      ---------

                                               112,226        100,484
                                             ---------      ---------

INCOME FROM REAL ESTATE OPERATIONS             218,053        105,408
                                             ---------      ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE (LOSS) INCOME
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
                                  Continued ...

                                                       2008           2007
                                                   (UNAUDITED)     (UNAUDITED)
                                                  -------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSE                    (283,850)      (272,161)
                                                   -----------    -----------

INCOME FROM OPERATIONS                                  32,933         44,837
                                                   -----------    -----------

OTHER (EXPENSE) INCOME:

     INTEREST & OTHER INCOME                            23,602         18,000
     INTEREST EXPENSE                                  (63,529)       (67,175)
     ART SALES AND OPERATIONS                           (1,200)        (3,933)
                                                   -----------    -----------

                                                       (41,127)       (53,108)
                                                   -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (8,194)        (8,271)
PROVISION FOR INCOME TAXES                                   0              0
                                                   -----------    -----------

NET LOSS                                                (8,194)        (8,271)

OTHER COMPREHENSIVE INCOME:

     MINIMUM PENSION LIABILITY ADJUSTMENT               63,000         63,000
                                                   -----------    -----------

COMPREHENSIVE INCOME                               $    54,806    $    54,729
                                                   ===========    ===========

NET LOSS PER COMMON SHARE BASIC AND DILUTED        $     (0.01)   $     (0.01)
                                                   ===========    ===========

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       4,326,929      4,326,929
                                                   ===========    ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2007 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2008 (UNAUDITED)

                                         COMMON STOCK          PREFERRED STOCK
                                       NUMBER                NUMBER
                                         OF                    OF
                                       SHARES     AMOUNT     SHARES      AMOUNT

BALANCE, OCTOBER 31, 2006            5,313,794   $ 53,138   8,014,137   $80,141
   NET LOSS                                  0          0           0         0
   PREFERRED STOCK DIVIDEND                  0          0   1,088,518    10,886
   MINIMUM PEN. LIAB. ADJ.                   0          0           0         0
                                     --------------------   -------------------

BALANCE, OCTOBER 31, 2007            5,313,794   $ 53,138   9,102,655   $91,027
   NET LOSS                                  0          0           0         0
   PREFERRED STOCK DIVIDEND                  0          0           0         0
   MINIMUM PEN. LIAB. ADJ.                   0          0           0         0
                                     --------------------   -------------------

BALANCE, JANUARY 31, 2008            5,313,794   $ 53,138   9,102,655   $91,027
                                     ====================   ===================

                                      ADDITIONAL                                    TREASURY
                                        PAID-IN      ACCUMULATED   COMPREHENSIV      STOCK,
                                        CAPITAL        DEFICIT     (LOSS) INCOME     AT COST
BALANCE, OCTOBER 31, 2006            $ 28,224,358   ($13,811,198)   ($1,812,231)  ($11,003,545)
   NET LOSS                                     0       (948,210)             0              0
   PREFERRED STOCK DIVIDEND                97,983       (104,717)             0              0
   DISTRIBUTION                                 0        (20,978)             0              0
   MINIMUM PEN. LIAB. ADJ.                      0              0        219,969              0
                                     ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2007            $ 28,322,341   ($14,885,103)   ($1,592,262)  ($11,003,545)
   NET LOSS                                     0         (8,194)             0              0
   PREFERRED STOCK DIVIDEND                27,000        (27,000)             0              0
   MINIMUM PEN. LIAB. ADJ.                      0              0         63,000              0
                                     ------------   ------------   ------------   ------------
BALANCE, JANUARY 31, 2008            $ 28,349,341   ($14,920,297)   ($1,529,262)  ($11,003,545)
                                     ============   ============   ============   ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

                                                                    JANUARY 2008   JANUARY 2007
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET (LOSS)                                                        $   (8,194)    $  (8,271)
                                                                     ----------     ---------

   ADJUSTMENTS TO RECONCILE NET (LOSS)
      TO NET CASH (USED) IN
      OPERATING ACTIVITIES:

      DEPRECIATION AND AMORTIZATION                                      10,504        10,504

      GAIN ON SALES OF REAL ESTATE                                     (127,433)      (18,289)

      MINIMUM PENSION LIABILITY ADJUSTMENT                               63,000        63,000

DECREASE (INCREASE) IN ASSETS:

      NOTES AND ACCOUNTS RECEIVABLE                                     (66,722)      (25,278)

      STOCKYARDS INVENTORY                                               (8,261)        2,204

      PREPAID EXPENSES                                                  (44,227)      (26,852)

      RESTRICTED CASH - TRANSIT INSURANCE                                (7,647)      (21,667)

INCREASE (DECREASE) IN LIABILITIES:

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             (15,920)      (44,006)

      PENSION PLAN PAYABLE                                              (72,165)            0

      SALARIES AND INTEREST PAYABLE - OFFICERS                         (213,916)       53,252

      ACCRUED PROFESSIONAL FEES                                             458        16,407

      COMMERCIAL RENT TAX PAYABLE                                             0       (61,500)

      REAL ESTATE TAXES PAYABLE                                         (71,397)           65
                                                                     ----------     ---------
         TOTAL ADJUSTMENTS                                             (553,726)      (52,160)
                                                                     ----------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                  (561,920)      (60,431)
                                                                     ----------     ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
                                    Continued ...

                                              JANUARY 2008   JANUARY 2007
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM MORTGAGE NOTE RECEIVABLE         1,400,000            0
  PROCEEDS FROM SALES OF REAL ESTATE               200,000       75,000
  COSTS RELATING TO SALES OF REAL ESTATE           (52,567)     (10,236)
  CAPITAL EXPENDITURES                                   0            0
                                              ------------    ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES        1,547,433       64,764
                                              ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATION       (1,000,000)           0
                                              ------------    ---------

NET CASH USED BY FINANCING ACTIVITIES           (1,000,000)           0
                                              ------------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                      (14,487)       4,333

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR           27,925       38,121
                                              ------------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR      $     13,348    $  42,454
                                              ============    =========

                                                      JANUARY 31,
                                              ---------------------------
                                                  2008           2007
                                              ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                      $ 67,818       $ 67,175
                                                ========       ========
  INCOME TAXES                                  $      0       $      0
                                                ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                     $ 27,000       $ 22,500
                                                ========       ========

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $25,000 and $17,000 at January 31, 2008 and October 31, 2007, respectively.

      Stockyard operations resulted in operating income of $99,000 and $212,000 for the three month periods ended January 31, 2008 and 2007, respectively. Additionally, stockyard operations contributed $901,000 and $1,000,000 to Canal's revenues for the three month periods ended January 31, 2008 and 2007, respectively.

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

      Real estate operations resulted in operating income of $218,000 and $105,000 for the three month periods ended January 31, 2008 and 2007, respectively. Included in the 2008 real estate operating income is a $127,000 gain on the sale of approximately 1 acre of land and the associated improvements located in South Saint Paul, Minnesota. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Additionally, real estate operations contributed $330,000 and $206,000 to Canal's revenues for the three month periods ended January 31, 2008 and 2007, respectively.

      As of January 31, 2008, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Investment in Joint Ventures -- Investment in which ownership interest range from 20% to 50% or less owned joint venture are accounted for under the equity method. The joint venture is not, in the aggregate, material in relation to the financial position or results of operations of Canal. The carrying amount of such investment was $111,000 at January 31,2007 and was included in other assets. During the 2007 fiscal year the Company sold its investment back to the Joint Venture at the Company's original purchase price of $25,000 and recorded a loss of approximately $86,000 on the sale. The operating results of joint ventures accounted for on the equity method, for fiscal year 2007 was not material to financial statement presentation and were therefore included in other income from real estate operations.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $0 and interest payments of $64,000 and $67,000 for the three month period ended January 31, 2008 and 2007, respectively.

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

      M) Recent Accounting Pronouncements -- In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard, yet believes it will not have any material impact on the Company's Financial Statements.

      In September 2006, the SEC staff issued Staff Accounting Bulletin(SAB) Topic 1M (SAB 108), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which is effective for the 2007 year. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purpose of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements - Materiality," (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have any impact on the Company's financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company is required to apply the provisions of this interpretation beginning on November 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax provisions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company is currently assessing the potential impacts of implementing this standard, yet believes it will not have any material impact on the Company's Financial Statements.

      3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2008 and the results of its operations and its cash flows for the three month period ended January 31, 2008. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2007 and the notes thereto which are contained in Canal's 2007 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2008.

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

5.    STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at January 31, 2008 or 2007.

6.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2008, the balance due under these notes was $1,687,000, all of which is classified as long-term debt-related party.

      At January 31, 2008, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                       January 31,   October 31,
($ 000's Omitted)                                          2008          2007
-----------------                                      -----------   -----------

Variable rate mortgage notes due
   May 15, 2009 - related party ....................     $ 1,687       $ 2,687
Less -- current maturities .........................           0             0
                                                         -------       -------
Long-term debt                                           $ 1,687       $ 2,687
                                                         -------       -------

      The following table summarizes the Company's commitments as of January 31, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                        More
                                       Less Than    1 - 3     3 - 5     Than
                              Total      1 year     Years     Years    5 Yrs.
                             -------   ---------   -------   -------   ------

Pension Plan Liability (a)   $   343      $ 23     $   232     $ 88      $ 0
Mortgage Notes Payable (b)     1,687         0       1,687        0        0
                             -------      ----     -------     ----      ---

                             $ 2,030      $ 23     $ 1,919     $ 88      $ 0
                             -------      ----     -------     ----      ---

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

7.    RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $53,000 and $45,000 at January 31, 2008 and October 31, 2007, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.    INCOME TAXES

      At January 31, 2008, the Company has net operating loss carryforwards of approximately $11,000,000 that expire through 2027. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

9.    ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first three months of fiscal 2008 or 2007. Canal's art operations have generated operating losses of approximately $1,000 and $4,000 in the three month periods ended January 31, 2008 and 2007, respectively.

      Antiquities art represented 100% ($100,000) of total art inventory at both January 31, 2008 and October 31, 2007.

      The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2007 Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007.

10.   PROPERTY ON OPERATING LEASES

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

      A schedule of the Company's property on operating leases at January 31, 2008 is as follows (000's omitted):

                                            Current Year
                                            (Retirements
                        Historical Cost       Additions
                      ------------------  ----------------          Carrying
                                Bldgs. &          Bldgs. &  Accum.    Value
Description (1)        Land    Imprvmts.  Land   Imprvmts.   Depr.  01/31/08
---------------       -------  ---------  -----  ---------  ------  --------
New York office
Leasehold assets      $     0    $   8    $   0     $ 0     $   (8)  $    0

9 acres of land
in Omaha, NE            1,150       21        0       0        (13)   1,158
Acquired in 1976

10 acres of land
in S. St. Paul, MN         83      485      (20)      0       (391)     157
Acquired in 1937

18 acres of land
in Sioux City, IA         400        0        0       0          0      400
Acquired in 1937
                      -------    -----    -----     ---     ------   ------
                      $ 1,633    $ 514    $ (20)    $ 0     $ (412)  $1,715
                      =======    =====    =====     ===     ======   ======

      A schedule of the Company's reconciliation of property on operating leases carried for the nine months ended January 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                                     January 31,   October 31,
                                                        2008           2007
                                                     -----------   -----------
      Balance at beginning of year                     $ 1,741       $ 1,763
      Acquisitions and Improvements                          0             0
      Cost of property sold                                (20)            0
      Depreciation                                          (6)          (22)
      Reclassifications                                      0             0
                                                       -------       -------
      Balance at end of the period                     $ 1,715       $ 1,741
                                                       -------       -------

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

      A schedule of the Company's property used in stockyard operations at January 31, 2008 is as follows (000's omitted):

                                           Current Year
                                           (Retirements)
                      Historical Cost        Additions
                    ------------------   ----------------            Carrying
                              Bldgs. &           Bldgs. &   Accum.     Value
Description (1)      Land    Imprvmts.   Land   Imprvmts.    Depr.   01/31/08
-----------------   ------   ---------   ----   ---------   ------   --------

30 acres of land
in St. Joseph, MO   $  902     $ 200      $ 0      $ 0      $ (157)   $   945
Acquired in 1942

30 acres of land
in Sioux Falls, SD     100        89        0        0         (59)       130
Acquired in 1937
                    ------     -----      ---      ---      ------    -------
                    $1,002     $ 289      $ 0      $ 0      $ (216)   $ 1,075
                    ======     =====      ===      ===      ======    =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three months ended January 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                       January 31,    October 31,
                                          2008           2007
                                      ------------   ------------

      Balance at beginning of year      $ 1,080        $ 1,100
      Acquisitions and Improvements           0              0
      Cost of property sold                   0              0
      Depreciation                           (5)           (20)
                                        --------       --------
      Balance at end of the period      $ 1,075        $ 1,080
                                        --------       --------

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

      A schedule of the Company's property held for development or resale at January 31, 2008 is as follows (000's omitted):

                                         Current Year
                                        (Retirements)
                     Historical Cost       Additions
                    ----------------   ----------------           Carrying
                           Bldgs. &           Bldgs. &    Accum.   Value
Description (1)      Land  Imprvmts.   Land   Imprvmts.   Depr.   01/31/08
-----------------   -----  ---------   ----   ---------   -----   --------

16 acres of land
in St. Joseph, MO    $ 39      N/A      $ 0       N/A       N/A     $ 39
Acquired in 1942

2 acres of land
in Sioux City, IA      53      N/A      $ 0       N/A       N/A       53
Acquired in 1937
                     ----    -----      ---     -----     -----     ----
                     $ 92    $   0      $ 0     $   0     $   0     $ 92
                     ====    =====      ===     =====     =====     ====

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three months ended January 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                      January 31,   October 31,
                                         2008           2007
                                      -----------   -----------

      Balance at beginning of year        $ 92         $ 149
      Acquisitions and Improvements          0             0
      Cost of property sold                  0           (57)
      Reclassification of property           0             0
                                          ----         -----
      Balance at end of the period        $ 92         $  92
                                          ----         -----

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

13.   LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,800. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2008 are $16,000, $24,000 and $18,000 in fiscal 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $5,000 in each of the three month periods ended January 31, 2008 and 2007, respectively.

14.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of January 31, 2008 and October 31, 2007.

15.   MINIMUM FUTURE RENTALS ON OPERATING LEASES

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

16.   RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At January 31, 2008, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $64,000 and $67,000 and for the three month periods ended January 31, 2008 and 2007, respectively. At various times during fiscal 2008 and 2007 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2008 and 2007 plus accrued interest at a rate of 10% per annum, has been repaid as funds became available. As of January 31, 2008, the balance due under these notes was $1,687,000 all of which is classified as long-term debt related party.

17.   PENSION VALUATION RESERVE

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

      The components of net periodic benefit cost are as follows:

                                      Three Months Ended
                                      1/31/08    1/31/07
                                      ------------------

Service cost                            1,500      1,500

Interest cost                          25,000     25,000

Expected return on plan assets        (27,000)   (27,000)

Amortization of prior service cost          0          0

Recognized net actuarial loss          63,500     63,500
                                      -------    -------

Net periodic benefit cost              63,000     63,000
                                      =======    =======

For the three months ended January 31, 2008 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

In fiscal 2008 the Company has made a contribution of approximately $72,000 into the pension plan. The Company expects to make the balance of its fiscal 2008 required contributions of approximately $23,000 into its pension plan before the end of fiscal 2008.

18.   401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $5,000 for each of the three month periods ended January 31, 2008 and 2007.

19.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2008.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JANUARY 31, 2008

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

      Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $0.9 million to Canal's revenues for the first three months of fiscal 2008.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.2 million, while contributing $0.3 million to Canal's revenues for the three months ended January 31, 2008. In the first three months of fiscal 2008, Canal sold a one acre parcel of land with the associated improvements located in South Saint Paul, Minnesota for $200,000, generating operating income of $127,000.

      As of January 31, 2008, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2008.

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

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2008 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                       Three Months Ended January 31,
                                       ------------------------------
                                           2008             2007
                                         --------         --------
                                              (In Thousands)
Revenues:

Stockyard Revenue                        $   901          $ 1,000
Real Estate Revenue                          330              206
                                         -------          -------
   Total Revenue                           1,231            1,206
                                         -------          -------

Costs and Expenses:

Stockyard Expenses                           802              788
Real Estate Expenses                         112              101
General and Administrative Expenses          284              272
                                         -------          -------
   Total Costs and Expenses                1,198            1,161
                                         -------          -------

Income from Operations                        33               45

Other Income                                  24               18
Other Expenses                               (65)             (71)
                                         -------          -------

Net Loss                                 $    (8)         $    (8)
                                         -------          -------

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

      Canal recognized a net loss of approximately $8,000 in the first three months of fiscal 2008 as compared to a net loss of $8,000 for the same period in fiscal 2007. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2008, and 2007) of $27,000 and $23,000 in 2008 and 2007, respectively. The results attributable to common stockholders were a net loss of $35,000 in 2008 and a net loss of $31,000 in 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues for the first three months of fiscal 2008 increased by $25,000 to $1,231,000 as compared with 2007 revenues of $1,206,000. The fiscal 2008 increase in revenues is due primarily to a $125,000 increase in sales of real estate off set to a certain extent by a $113,000 decrease in stockyard revenues due to the loss of two commission firms at our Sioux Falls, South Dakota location.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2008 AND 2007

Stockyard Revenues

      Stockyard revenues for the three months ended January 31, 2008 of $901,000 accounted for 73.2% of the fiscal 2008 revenues as compared to stockyard revenues of $1,000,000 or 82.9% for the same period in fiscal 2007. The 2008 decrease in stockyard revenues was due primarily to the severity of the weather experienced in the mid-west in December. Stockyard revenues are comprised of yard handling and auction (88.8% and 90.3%), feed and bedding income (6.4% and 5.5%) and rental and other income (4.8% and 4.2%) for the three month periods ended January 31, 2008 and 2007, respectively. The 2008 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the $125,000 increase in sales of real estate in the first fiscal quarter of 2008.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2008 of $802,000 increased by $14,000 (1.8%) from stockyard expenses of $788,000 for the same period in fiscal 2007. Stockyard expenses are comprised of labor and related costs (46.7% and 48.6%), other operating and maintenance (27.0% and 25.2%), feed and bedding expense (7.0% and 5.8%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (5.2% and 5.7%) and general and administrative expense (13.5% and 14.0%) for the three month periods ended January 31, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2008 of $330,000 accounted for 26.8% of the fiscal 2008 revenues as compared to real estate revenues of $206,000 or 17.1% for the same period in fiscal 2007. The fiscal 2008 increase in real estate revenues as a percentage of total revenues is due primarily to the $125,000 increase in sales of real estate in the first fiscal quarter of 2008. Real estate revenues are comprised of sale of real estate (60.6% and 36.4%), rentals and other lease income from the rental of vacant land and certain structures

(37.1% and 59.8%) and rental income from commercial office space in its Exchange Buildings (2.3% and 3.8%) for the three months ended January 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate in the first fiscal quarter of 2008 discussed above.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2008 of $112,000 increased by $12,000 (11.7%) from real estate expenses of $100,000 for the same period in fiscal 2007. The increase in real estate expenses is consistent with the 2008 increase in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (64.7% and 56.4%), labor, operating and maintenance (15.8% and 21.4%), depreciation and amortization (4.9% and 5.5%), taxes other than income taxes (4.8% and 6.6%) and general and administrative expenses (9.8% and 10.1%) for the three months ended January 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are consistent with the increase in the cost of real estate sold in the first fiscal quarter of 2008.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2008 of $284,000 increased by $12,000 (4.3%) as compared to $272,000 for the same period in fiscal 2007. The major components of general and administrative expenses are officers salaries (41.7% and 43.5%), pension expense (22.2% and 23.1%), insurance expense (6.3% and 4.6%), office salaries (8.3% and 8.6%), travel expense (4.0% and 3.8%), rent (2.0% and 1.6%) and professional fees (2.5% and 4.9%) for the three month periods ended January 31, 2008 and 2007, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the three months ended January 31, 2008 of $24,000 increased by $6,000 (33.3%) from $18,000 for the same period in fiscal 2007. Interest and other income is comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2008 increase in interest and other income is due primarily to the increased interest rate on the mortgage note receivable.

Interest Expense

      Interest expense for the three months ended January 31, 2008 of $64,000 decreased slightly (5.4%) from $67,000 for the same period in fiscal 2007. the decrease is due primarily to Canal's $1,000,000 partial repayment of this debt in December 2007. The principal balances outstanding at January 31, 2008 and October 31, 2007 was $1,687,000 and $2,687,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense) Income from Art Sales

      Other expense from art sales for the three months ended July 31, 2008 of $1,000 decreased by $3,000 from $4,000 for the same period in fiscal 2007. Canal had no art sales in the first three months of fiscal 2008 or 2007. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $1,000 and $4,000 for the three month periods ended January 31, 2008 and 2007, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of

1940; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2008, the balance due under these notes was $1,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $13,000 at January 31, 2008 decreased $15,000 or 51.9% from $28,000 at October 31, 2007. Net cash used by operations in fiscal 2008 was $562,000. Substantially all of the 2008 net proceeds from the sales of real estate of $200,000 was used in operations. During fiscal 2008 Canal decreased the balance of its liabilities by a total of $1,373,000.

      At January 31, 2008 the Company's current assets exceed current liabilities by $0.1 million which was a decrease of $1.0 million as compared to October 31, 2007 when the Company's current assets exceeded current liabilities by $1.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2008 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM  III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2008, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At January 31, 2008, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

               As of       Fixed rate      Average       Fair
            January 31,      ($ US)     Interest Rate    Value
            ------------   ----------   -------------   -------
             2007           $     0         N/A
             2008                 0         N/A
             2009             1,687          10%
             2010                 0         N/A
             2011                 0         N/A
             Thereafter           0         N/A
                            -------
             Total          $ 1,687                     N/A (A)
                            -------                     -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM  IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2008 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1:      Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2007 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2008.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4:       Submission of Matters to a Vote of Security Holders:  None.

Item 5:       Other Information:   None.

Item 6:       Exhibits and Reports on Form 8-K:

              (A)     Not applicable.

              (B)     None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2008.

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

      Signature                         Title                      Date
      ---------                         -----                      ----

/S/ Michael E. Schultz             President and Chief
--------------------------   Executive Officer and Director
Michael E. Schultz            (Principal Executive Officer)    March 12, 2008

                                Vice President-Finance
/S/ Reginald Schauder           Secretary and Treasurer
--------------------------     (Principal Financial and
Reginald Schauder                 Accounting Officer)          March 12, 2008

/S/ Asher B. Edelman
--------------------------        Chairman of the Board
Asher B. Edelman                     and Director              March 12, 2008