Form 10-Q
period 2008-04-30
CANAL CAPITAL CORP
filed 2008-06-11
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2008

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of Common Stock, $.01 par value, outstanding at May 31, 2008 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2008

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information .........................................       3

Item I. Condensed Financial Statements:

         Consolidated Balance Sheets - April 30, 2008
            and October 31, 2007 .......................................       4

         Consolidated Statements of Operations and
            Comprehensive Loss for the Six Month
            Periods ended April 30, 2008 and 2007 ......................       6

         Consolidated Statements of Changes in Stockholders'
            Equity for the One Year and Six Month Periods
            ended October 31, 2007 and April 30, 2008 ..................      10

         Consolidated Statements of Cash Flows for the
            Six Month Periods ended April 30, 2008 and
            2007 .......................................................      11

         Notes to Consolidated Financial Statements ....................      13

Item II. Management's Discussion and Analysis of Financial Condition ...      29

         Liquidity and Capital Resources ...............................      38

         Other Factors .................................................      40

Item III. Quantitative and Qualitative Disclosures About Market Risk ...      40

Item IV. Controls and Procedures .......................................      41

Part II Other Information ..............................................      42

         Items 1 through 6 .............................................      43

         Signatures and Certifications .................................      44

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2008 AND OCTOBER 31, 2007

                                                            APRIL 30,       OCTOBER 31,
                                                              2008             2007
                                                           (UNAUDITED)       (AUDITED)
                                                           -----------       ---------
ASSETS:
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                           $     5,261      $    27,925

       MORTGAGE NOTE RECEIVABLE                                      0        1,600,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH APRIL 30, 2008 AND OCTOBER 31, 2007,             126,711           75,879

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $396,522 AT APRIL 30, 2008 AND
         OCTOBER 31, 2007                                      100,000          100,000

       STOCKYARDS INVENTORY                                      8,962           16,761

       PREPAID EXPENSES                                         80,904           28,839
                                                           -----------      -----------

            TOTAL CURRENT ASSETS                               321,838        1,849,404
                                                           -----------      -----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $416,899
             AND $405,799 AT APRIL 30, 2008 AND
             OCTOBER 31, 2007, RESPECTIVELY                  1,714,646        1,741,007
                                                           -----------      -----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $220,778 AND
             $210,872 AT JANUARY 31, 2008 AND OCTOBER
             31, 2007, RESPECTIVELY                          1,069,935        1,079,843
                                                           -----------      -----------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                  91,510           91,510
       RESTRICTED CASH - TRANSIT INSURANCE                      49,791           44,952
       DEPOSITS AND OTHER ASSETS                                 2,700            2,700
                                                           -----------      -----------

                                                               144,001          139,162
                                                           -----------      -----------

                                                           $ 3,250,420      $ 4,809,416
                                                           ===========      ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2008 AND OCTOBER 31, 2007

                                                       APRIL 30, 2008    OCTOBER 31, 2007
                                                         (UNAUDITED)        (AUDITED)
                                                       --------------    ----------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    188,137       $    269,105
       PENSION PLAN PAYABLE                                        0             94,677
       SALARIES AND INTEREST PAYABLE - OFFICERS               10,000            223,916
       ACCRUED PROFESSIONAL FEES                              56,541            110,000
       INCOME TAXES PAYABLE                                   10,000             10,000
                                                        ------------       ------------
         TOTAL CURRENT LIABILITIES                           264,678            707,698
                                                        ------------       ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                           320,140            320,140
       REAL ESTATE TAXES PAYABLE                              65,485            108,982
                                                        ------------       ------------
         TOTAL NON-CURRENT LIABILITIES                       385,625            429,122
                                                        ------------       ------------

LONG-TERM DEBT, RELATED PARTY                              1,687,000          2,687,000
                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 9,102,655
       SHARES ISSUED AND OUTSTANDING AT APRIL 30,
       2008 AND OCTOBER 31, 2007, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
       SHARE FOR $ 91,026,550 AT APRIL 30, 2008
       AND OCTOBER 31, 2007, RESPECTIVELY                     91,027             91,027

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2008 AND OCTOBER 31,
       2007, RESPECTIVELY                                     53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                              28,376,341         28,322,341

  ACCUMULATED DEFICIT                                    (15,137,582)       (14,885,103)

  986,865 SHARES OF COMMON STOCK
    HELD IN TREASURY, AT COST                            (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                             (1,466,262)        (1,592,262)
                                                        ------------       ------------
                                                             913,117            985,596
                                                        ------------       ------------

                                                        $  3,250,420       $  4,809,416
                                                        ============       ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

                                                        2008            2007
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                       $ 1,526,329      $ 1,653,423
    FEED AND BEDDING INCOME                             111,067          113,223
    RENTAL & OTHER INCOME                                88,132           82,006
                                                    -----------      -----------

                                                      1,725,528        1,848,652
                                                    -----------      -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             733,725          743,425
    OTHER OPERATING AND MAINTENANCE                     444,988          406,575
    FEED AND BEDDING EXPENSE                            103,540          101,294
    DEPRECIATION AND AMORTIZATION                         9,909            9,909
    TAXES OTHER THAN INCOME TAXES                        87,363           89,970
    GENERAL AND ADMINISTRATIVE                          221,110          215,298
                                                    -----------      -----------

                                                      1,600,635        1,566,471
                                                    -----------      -----------

INCOME FROM STOCKYARD OPERATIONS                        124,893          282,181
                                                    -----------      -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                 200,000           75,000
    OUTSIDE REAL ESTATE RENT                            247,288          246,320
    EXCHANGE BUILDING RENTAL INCOME                      16,635           15,435
                                                    -----------      -----------

                                                        463,923          336,755
                                                    -----------      -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                             72,567           56,711
    LABOR, OPERATING AND MAINTENANCE                     37,971           40,842
    DEPRECIATION AND AMORTIZATION                        11,100           11,100
    TAXES OTHER THAN INCOME TAXES                        10,800           13,200
    GENERAL AND ADMINISTRATIVE                           22,040           21,200
                                                    -----------      -----------

                                                        154,478          143,053
                                                    -----------      -----------

INCOME FROM REAL ESTATE OPERATIONS                      309,445          193,702
                                                    -----------      -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
                FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                                  Continued ...

                                                     2008               2007
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (551,360)          (549,187)
                                                 -----------        -----------

LOSS FROM OPERATIONS                                (117,022)           (73,304)
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                             26,784             36,000
  INTEREST EXPENSE                                  (105,841)          (134,642)
  ART SALES AND OPERATIONS                            (2,400)            27,593
  LOSS ON SALE OF INVESTMENT                               0            (86,020)
                                                 -----------        -----------

                                                     (81,457)          (157,069)
                                                 -----------        -----------
LOSS BEFORE PROVISION FOR INCOME
  TAXES                                             (198,479)          (230,373)
PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET LOSS                                            (198,479)          (230,373)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT               126,000            126,000
                                                 -----------        -----------

COMPREHENSIVE LOSS                               $   (72,479)       $  (104,373)
                                                 ===========        ===========

NET LOSS PER COMMON SHARE BASIC
  AND DILUTED                                    $     (0.06)       $     (0.06)
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,326,929          4,326,929
                                                 ===========        ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND 2007

                                                        2008            2007
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                       $   725,898      $   750,357
    FEED AND BEDDING INCOME                              53,373           58,407
    RENTAL & OTHER INCOME                                45,323           40,335
                                                    -----------      -----------

                                                        824,594          849,099
                                                    -----------      -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                             358,943          360,141
    OTHER OPERATING AND MAINTENANCE                     228,567          207,722
    FEED AND BEDDING EXPENSE                             47,324           55,946
    DEPRECIATION AND AMORTIZATION                         4,955            4,955
    TAXES OTHER THAN INCOME TAXES                        45,663           44,892
    GENERAL AND ADMINISTRATIVE                          112,979          104,852
                                                    -----------      -----------

                                                        798,431          778,508
                                                    -----------      -----------

INCOME FROM STOCKYARD OPERATIONS                         26,163           70,591
                                                    -----------      -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                       0                0
    OUTSIDE REAL ESTATE RENT                            124,727          123,145
    EXCHANGE BUILDING RENTAL INCOME                       8,917            7,718
                                                    -----------      -----------

                                                        133,644          130,863
                                                    -----------      -----------

REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                  0                0
    LABOR, OPERATING AND MAINTENANCE                     20,202           19,319
    DEPRECIATION AND AMORTIZATION                         5,550            5,550
    TAXES OTHER THAN INCOME TAXES                         5,400            6,600
    GENERAL AND ADMINISTRATIVE                           11,100           11,100
                                                    -----------      -----------

                                                         42,252           42,569
                                                    -----------      -----------

INCOME FROM REAL ESTATE OPERATIONS                       91,392           88,294
                                                    -----------      -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND 2007
                                  Continued ...

                                                     2008               2007
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (267,510)          (277,026)
                                                 -----------        -----------

LOSS FROM OPERATIONS                                (149,955)          (118,141)
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:

  INTEREST & OTHER INCOME                              3,182             18,000
  INTEREST EXPENSE                                   (42,312)           (67,467)
  ART SALES AND OPERATIONS                            (1,200)            31,526
  LOSS ON SALE OF INVESTMENT                               0            (86,020)
                                                 -----------        -----------

                                                     (40,330)          (103,961)
                                                 -----------        -----------

LOSS BEFORE PROVISION FOR INCOME
  TAXES                                             (190,285)          (222,102)
PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------        -----------

NET LOSS                                            (190,285)          (222,102)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                63,000             63,000
                                                 -----------        -----------

COMPREHENSIVE LOSS                               $  (127,285)       $  (159,102)
                                                 ===========        ===========

NET LOSS PER COMMON SHARE BASIC
  AND DILUTED                                    $     (0.05)       $     (0.06)
                                                 ===========        ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,326,929          4,326,929
                                                 ===========        ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2007 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2008 (UNAUDITED)

                                       COMMON STOCK                    PREFERRED STOCK
                                   NUMBER                           NUMBER
                                     OF                               OF
                                   SHARES           AMOUNT          SHARES          AMOUNT
BALANCE, OCTOBER 31, 2006        5,313,794      $    53,138        8,014,137      $    80,141
 NET LOSS                                0                0                0                0
 PREFERRED STOCK DIVIDEND                0                0        1,088,518           10,886
 MINIMUM PEN. LIAB. ADJ.                 0                0                0                0
                                 --------------------------      ----------------------------

BALANCE, OCTOBER 31, 2007        5,313,794      $    53,138        9,102,655      $    91,027
 NET LOSS                                0                0                0                0
 PREFERRED STOCK DIVIDEND                0                0                0                0
 MINIMUM PEN. LIAB. ADJ.                 0                0                0                0
                                 --------------------------      ----------------------------

BALANCE, APRIL 30, 2008          5,313,794      $    53,138        9,102,655      $    91,027
                                 ==========================      ============================

                                ADDITIONAL                                            TREASURY
                                 PAID-IN         ACCUMULATED      COMPREHENSIVE        STOCK,
                                 CAPITAL           DEFICIT             LOSS            AT COST
BALANCE, OCTOBER 31, 2006      $28,224,358      ($13,811,198)      ($1,812,231)      ($11,003,545)
 NET LOSS                                0          (948,210)                0                  0
 PREFERRED STOCK DIVIDEND           97,983          (104,717)                0                  0
 DISTRIBUTION                            0           (20,978)                0                  0
 MINIMUM PEN. LIAB. ADJ.                 0                 0           219,969                  0
                               -----------      ------------       -----------       ------------

BALANCE, OCTOBER 31, 2007      $28,322,341      ($14,885,103)      ($1,592,262)      ($11,003,545)
 NET LOSS                                0          (198,479)                0                  0
 PREFERRED STOCK DIVIDEND           54,000           (54,000)                0                  0
 MINIMUM PEN. LIAB. ADJ.                 0                 0           126,000                  0
                               -----------      ------------       -----------       ------------
BALANCE, APRIL 30, 2008        $28,376,341      ($15,137,582)      ($1,466,262)      ($11,003,545)
                               ===========      ============       ===========       ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

                                                     APRIL 2008       APRIL 2007
                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                          $  (198,479)      $(230,373)
                                                    -----------       ---------

  ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                         21,009          21,009

   GAIN ON SALES OF REAL ESTATE                        (127,433)        (18,289)

   GAIN ON ART SALES (NET OF RESERVE)                         0         (35,600)

   LOSS ON SALE OF INVESTMENT                                 0          86,020

   MINIMUM PENSION LIABILITY ADJUSTMENT                 126,000         126,000

DECREASE (INCREASE) IN ASSETS:

   MORTGAGE NOTE RECEIVABLE - PROCEEDS                1,600,000          50,000

   NOTES AND ACCOUNTS RECEIVABLE                        (50,832)        (34,408)

   STOCKYARDS INVENTORY                                   7,799           5,086

   PREPAID EXPENSES                                     (52,065)        (57,720)

   RESTRICTED CASH - TRANSIT INSURANCE                   (4,839)        (32,160)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (80,968)         15,716

   PENSION PLAN PAYABLE                                 (94,677)        (35,059)

   SALARIES AND INTEREST PAYABLE - OFFICERS            (213,916)         24,127

   ACCRUED PROFESSIONAL FEES                            (53,459)        (33,959)

   COMMERCIAL RENT TAX PAYABLE                                0         (61,500)

   REAL ESTATE TAXES PAYABLE                            (43,497)         24,725
                                                    -----------       ---------
        TOTAL ADJUSTMENTS                             1,033,122          43,988
                                                    -----------       ---------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                            834,643        (186,385)
                                                    -----------       ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                                  Continued ...

                                                     APRIL 2008       APRIL 2007
                                                     ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                    200,000          75,000
  POOCEEDS FRON SALE OF ART                                   0          58,500
  PROCEEDS FROM SALE OF INVESTMENT                            0          25,000
  COSTS RELATING TO SALES OF REAL ESTATE                (52,567)        (10,236)
  CAPITAL EXPENDITURES                                   (4,740)              0
                                                    -----------       ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES               142,693         148,264
                                                    -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATION            (1,000,000)              0
                                                    -----------       ---------

NET CASH USED BY FINANCING ACTIVITIES                (1,000,000)              0
                                                    -----------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (22,664)        (38,121)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR                27,925          38,121
                                                    -----------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $     5,261       $       0
                                                    ===========       =========

                                                              APRIL 30,
                                                              ---------
                                                       2008              2007
                                                       ----              ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                          $   105,841       $ 134,642
                                                    ===========       =========
  INCOME TAXES                                      $         0       $   8,000
                                                    ===========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                         $    54,000       $  45,000
                                                    ===========       =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2008

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $9,000 and $17,000 at April 30, 2008 and October 31, 2007, respectively.

      Stockyard operations resulted in operating income of $125,000 and $282,000 for the six month periods ended April 30, 2008 and 2007, respectively. Additionally, stockyard operations contributed $1,726,000 and $1,849,000 to Canal's revenues for the six month periods ended April 30, 2008 and 2007, respectively.

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

      Real estate operations resulted in operating income of $309,000 and $194,000 for the six month periods ended April 30, 2008 and 2007, respectively. Included in the 2008 real estate operating income is a $127,000 gain on the sale of approximately 1 acre of land and the associated improvements located in South Saint Paul, Minnesota. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Additionally, real estate operations contributed $464,000 and $337,000 to Canal's revenues for the six month periods ended April 30, 2008 and 2007, respectively.

      As of April 30, 2008, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $8,000 and interest payments of $106,000 and $135,000 for the six month period ended April 30, 2008 and 2007, respectively.

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

      3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2008 and the results of its operations and its cash flows for the six month period ended April 30, 2008. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2007 and the notes thereto which are contained in Canal's 2007 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2008.

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

      In March, 2007 Canal received a $50,000 payment on this note as the result of the mortgagee having sold a small piece (0.1 acres of land) of the underlying collateral. On October 31, 2007 Canal received a $100,000 payment on this note, at which time Canal extended the due date to December 17, 2007 at an interest rate of 10% per annum. On December 17, 2007 Canal received a $1,400,000 payment on this note and issued a 90 day note for the balance due of $200,000 at an interest rate of 12% per annum. This note was paid in full in March 2008.

5. STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at April 30, 2008 or 2007.

6. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2008, the balance due under these notes was $1,687,000, all of which is classified as long-term debt-related party.

      At April 30, 2008, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                         April 30,   October 31,
($ 000's Omitted)                                          2008         2007
-----------------                                          ----         ----

Variable rate mortgage notes due
  May 15, 2009 - related party ...................       $  1,687     $  2,687
Less -- current maturities .......................              0            0
                                                         --------     --------
Long-term debt ...................................       $  1,687     $  2,687
                                                         --------     --------

      The following table summarizes the Company's commitments as of April 30, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                      More
                                       Less Than    1 - 3     3 - 5     Than
                              Total     1 year      Years     Years    5 Yrs.
                              -----    ---------    -----     -----    ------

Pension Plan Liability (a)   $   320    $    0     $   232    $   88    $  0
Mortgage Notes Payable (b)     1,687         0       1,687         0       0
                             -------    ------     -------    ------    ----

                             $ 2,007    $    0     $ 1,919    $   88    $  0
                             -------    ------     -------    ------    ----

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

7.    RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $50,000 and $45,000 at April 30, 2008 and October 31, 2007, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.    INCOME TAXES

      At April 30, 2008, the Company has net operating loss carryforwards of approximately $11,000,000 that expire through 2027. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

9.    ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first six months of fiscal 2008 as compared to the sale of one piece of contemporary art in fiscal 2007. Canal's art operations have generated an operating loss and operating income of approximately $2,000 and $28,000 in the six month periods ended April 30, 2008 and 2007, respectively.

      Antiquities art represented 100% ($100,000) of total art inventory at both April 30, 2008 and October 31, 2007.

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

      A schedule of the Company's property on operating leases at April 30, 2008 is as follows (000's omitted):

                                                     Current Year
                                                     (Retirements
                          Historical Cost              Additions                             Carrying
                          ---------------             ------------                           --------
                                      Bldgs. &                   Bldgs. &       Accum.        Value
------------------------------------------------------------------------------------------------------
Description (1)          Land        Imprvmts.      Land         Imprvmts.      Depr.        04/30/08
---------------          ----        ---------      ----         ---------      -----        --------
New York office
Leasehold assets        $     0      $     8       $     0       $     5       $    (8)      $     5

9 acres of land
in Omaha, NE              1,150           21             0             0           (13)        1,158
Acquired in 1976

10 acres of land
in S. St. Paul, MN           83          485           (20)            0          (396)          152
Acquired in 1937

18 acres of land
in Sioux City, IA           400            0             0             0             0           400
                        -------      -------       -------       -------       -------       -------
Acquired in 1937
                        $ 1,633      $   514       $   (20)      $     5       $  (417)      $ 1,715
                        =======      =======       =======       =======       =======       =======

      A schedule of the Company's reconciliation of property on operating leases carried for the six months ended April 30, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                         April 30,     October 31,
                                           2008            2007
                                           ----            ----

      Balance at beginning of year       $   1,741       $   1,763
      Acquisitions and Improvements              5               0
      Cost of property sold                    (20)              0
      Depreciation                             (11)            (22)
      Reclassifications                          0               0
                                         ---------       ---------
      Balance at end of the period       $   1,715       $   1,741
                                         ---------       ---------

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

      A schedule of the Company's property used in stockyard operations at April 30, 2008 is as follows (000's omitted):

                                                        Current Year
                                                        (Retirements)
                          Historical Cost                 Additions
                          ---------------              --------------                           Carrying
                                     Bldgs. &                     Bldgs. &         Accum.         Value
Description (1)            Land      Imprvmts.        Land        Imprvmts.        Depr.        04/30/08
---------------            ----      ---------        ----        ---------        -----        --------
30 acres of land
in St. Joseph, MO       $    902      $    200      $      0      $      0       $   (160)      $    942
Acquired in 1942

30 acres of land
in Sioux Falls, SD           100            89             0             0            (61)           128
                        --------      --------      --------      --------       --------       --------
Acquired in 1937
                        $  1,002      $    289      $      0      $      0       $   (221)      $  1,070
                        ========      ========      ========      ========       ========       ========

         A schedule of the Company's reconciliation of property used in stockyard operations carried for the six months ended April 30, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                         April 30,      October 31,
                                           2008            2007
                                           ----            ----

      Balance at beginning of year       $   1,080       $   1,100
      Acquisitions and Improvements              0               0
      Cost of property sold                      0               0
      Depreciation                             (10)            (20)
                                         ---------       ---------
      Balance at end of the period       $   1,070          $1,080
                                         ---------       ---------

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

      A schedule of the Company's property held for development or resale at April 30, 2008 is as follows (000's omitted):

                                          Current Year
                                         (Retirements)
                      Historical Cost      Additions
                      ---------------    -------------                Carrying
                              Bldgs. &            Bldgs. &    Accum.    Value
Description (1)       Land    Imprvmts.   Land    Imprvmts.   Depr.   04/30/08
---------------       ----    ---------   ----    ---------   -----   --------

16 acres of land
in St. Joseph, MO     $  39       N/A     $   0       N/A       N/A     $  39
Acquired in 1942

2 acres of land
in Sioux City, IA        53       N/A     $   0       N/A       N/A        53
                      -----     -----     -----     -----     -----     -----
Acquired in 1937
                      $  92     $   0     $   0     $   0     $   0     $  92
                      =====     =====     =====     =====     =====     =====

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the six months ended April 30, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                       April 30,   October 31,
                                         2008          2007
                                         ----          ----

      Balance at beginning of year      $     92     $    149
      Acquisitions and Improvements            0            0
      Cost of property sold                    0          (57)
      Reclassification of property             0            0
                                        --------     --------
      Balance at end of the period      $     92     $     92
                                        --------     --------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

13.   LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,800. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of April 30, 2008 are $16,000, $24,000 and $18,000 in fiscal 2008, 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $11,000 and $9,000 for the six month periods ended April 30, 2008 and 2007, respectively.

14.   IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of April 30, 2008 and October 31, 2007.

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

16.   RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At April 30, 2008, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $106,000 and $135,000 and for the six month periods ended April 30, 2008 and 2007, respectively. At various times during fiscal 2008 and 2007 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2008 and 2007 plus accrued interest at a rate of 10% per annum, has been repaid as funds became available. As of April 30, 2008, the balance due under these notes was $1,687,000 all of which is classified as long-term debt related party.

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

      The components of net periodic benefit cost are as follows:

                                        Six Months Ended
                                       4/30/08     4/30/07
                                       -------------------

Service cost                             3,000      2,900

Interest cost                           50,000     50,100

Expected return on plan assets         (54,000)   (53,500)

Amortization of prior service cost           0          0

Recognized net actuarial loss          135,000    134,500
                                       -------    -------

Net periodic benefit cost              134,000    134,000
                                       =======    =======

For the six months ended April 30, 2008 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company has made its fiscal 2008 required contribution of approximately $95,000 into its pension plan.

18.   401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $10,000 for each of the six month periods ended April 30, 2008 and 2007.

19.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2008.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2008

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

      Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $1.7 million to Canal's revenues for the first six months of fiscal 2008.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.3 million, while contributing $0.5 million to Canal's revenues for the six months ended April 30, 2008. In the first six months of fiscal 2008, Canal sold a one acre parcel of land with the associated improvements located in South Saint Paul, Minnesota for $200,000, generating operating income of $127,000.

      As of April 30, 2008, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2008.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                          Six Months Ended April 30,
                                          --------------------------
                                             2008         2007
                                             ----         ----
                                                (In Thousands)
Revenues:

Stockyard Revenue                           $ 1,725      $ 1,848
Real Estate Revenue                             464          337
                                            -------      -------
    Total Revenue                             2,189        2,185
                                            -------      -------

Costs and Expenses:

Stockyard Expenses                            1,601        1,566
Real Estate Expenses                            154          143
General and Administrative Expenses             551          549
                                            -------      -------
     Total Costs and Expenses                 2,306        2,258
                                            -------      -------

Income from Operations                         (117)         (73)

Other Income                                     27           64
Other Expenses                                 (108)        (221)
                                            -------      -------

Net Loss                                    $  (198)     $  (230)
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

      Canal recognized a net loss of approximately $198,000 in the first six months of fiscal 2008 as compared to a net loss of $230,000 for the same period in fiscal 2007. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2008, and 2007) of $54,000 and $45,000 in 2008 and 2007, respectively. The results attributable to common stockholders were a net loss of $252,000 in 2008 and a net loss of $275,000 in 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues for the first six months of fiscal 2008 increased by $4,000 to $2,189,000 as compared with 2007 revenues of $2,185,000. The fiscal 2008 increase in revenues is due primarily to a $125,000 increase in sales of real estate off set to a certain extent by a $123,000 decrease in stockyard revenues due to the loss of two commission firms at our Sioux Falls, South Dakota location.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2008 AND 2007

Stockyard Revenues

      Stockyard revenues for the six months ended April 30, 2008 of $1,726,000 accounted for 78.8% of the fiscal 2008 revenues as compared to stockyard revenues of $1,848,000 or 84.6% for the same period in fiscal 2007. The 2008 decrease in stockyard revenues was due primarily to the severity of the weather experienced in the mid-west in December, 2008. Stockyard revenues are comprised of yard handling and auction (88.5% and 89.4%), feed and bedding income (6.4% and 6.1%) and rental and other income (5.1% and 4.5%) for the six month periods ended April 30, 2008 and 2007, respectively. The 2008 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the $125,000 increase in sales of real estate in the first fiscal quarter of 2008.

Stockyard  revenues  for the  three  months  ended  April 30,  2008 of  $825,000 accounted for 86.1% of the fiscal 2008 revenues as compared to stockyard revenues of $849,000 or 86.7% for the same period in fiscal 2007. The 2008 decrease in stockyard revenues was due primarily to the severity of the weather experienced in the mid-west in December, 2008. Stockyard revenues are comprised of yard handling and auction (88.0% and 88.4%), feed and bedding income (6.5% and 6.9%) and rental and other income (5.5% and 4.7%) for the three month periods ended April 30, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2008 of $1,601,000 increased by $35,000 (2.2%) from stockyard expenses of $1,566,000 for the same period in fiscal 2007. Stockyard expenses are comprised of labor and related costs (45.8% and 47.5%), other operating and maintenance (27.8% and 26.0%), feed and bedding expense (6.5% and 6.5%), depreciation and amortization (0.6% and 0.6%), taxes other than income taxes (5.5% and 5.7%) and general and administrative expense (13.8% and 13.7%) for the six month periods ended April 30, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended April 30, 2008 of $798,000 increased by $19,000 (2.6%) from stockyard expenses of $779,000 for the same period in fiscal 2007. Stockyard expenses are comprised of labor and related costs (45.0% and 46.3%), other operating and maintenance (28.6% and 26.7%), feed and bedding expense (5.9% and 7.2%), depreciation and amortization (0.6% and 0.6%), taxes other than income taxes (5.7% and 5.8%) and general and administrative expense (14.2% and 13.4%) for the three month periods ended April 30, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2008 of $464,000 accounted for 21.2% of the fiscal 2008 revenues as compared to real estate revenues of $337,000 or 15.4% for the same period in fiscal 2007. The fiscal 2008 increase in real estate revenues is due primarily to the $125,000 increase in sales of real estate in the first fiscal quarter of 2008. Real estate revenues are comprised of sale of real estate (43.1% and 22.3%), rentals and other lease income from the rental of vacant land and certain structures (53.3% and 73.1%) and rental income from commercial office space in its Exchange Buildings (3.6% and 4.6%) for the six months ended April 30, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate in the first fiscal quarter of 2008 discussed above.

      Real estate revenues for the three months ended April 30, 2008 of $134,000 accounted for 13.9% of the fiscal 2008 revenues as compared to real estate revenues of $131,000 or 13.3% for the same period in fiscal 2007. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (93.3% and 94.1%) and rental income from commercial office space in its Exchange Buildings (6.7% and 5.9%) for the three months ended April 30, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2008 of $154,000 increased by $11,000 (8.0%) from real estate expenses of $143,000 for the same period in fiscal 2007. The increase in real estate expenses is consistent with the 2008 increase in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (47.0% and 39.6%), labor, operating and maintenance (24.6% and 28.6%), depreciation and amortization (7.2% and 7.8%), taxes other than income taxes (7.0% and 9.2%) and general and administrative expenses (14.2% and 14.8%) for the six months ended April 30, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are consistent with the increase in the cost of real estate sold in the first fiscal quarter of 2008.

      Real estate expenses for the three months ended April 30, 2008 of $42,000 were generally unchanged from real estate expenses of $43,000 for the same period in fiscal 2007. Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (47.8% and 45.4%), depreciation and amortization (13.1% and 13.0%), taxes other than income taxes (12.8% and 15.5%) and general and administrative expenses (26.3% and 26.1%) for the three months ended April 30, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2008 of $551,000 increased by $2,000 (4.0%) as compared to $549,000 for the same period in fiscal 2007. The major components of general and administrative expenses are officers salaries (43.0% and 43.2%), pension expense (22.9% and 22.9%), insurance expense (6.5% and 4.6%), office salaries (8.5% and 8.6%), travel expense (3.5% and 3.3%), rent (2.0% and 1.6%) and professional fees (2.6% and 4.8%) for the six month periods ended April 30, 2008 and 2007, respectively. There are no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended April 30, 2008 of $268,000 decreased by $9,000 (3.4%) as compared to $277,000 for the same period in fiscal 2007. The major components of general and administrative expenses are officers salaries (44.3% and 42.8%), pension expense (23.6% and 22.7%), insurance expense (6.7% and 4.5%), office salaries (8.8% and 8.5%), travel expense (3.1% and 2.8%), rent (2.1% and 1.6%) and professional fees (2.7% and 4.8%) for the three month periods ended April 30, 2008 and 2007, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2008 of $27,000 decreased by $9,000 (25.6%) from $36,000 for the same period in fiscal 2007. Interest and other income is comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2008 decrease in interest and other income is due primarily to the principal reduction of this mortgage note receivable, which was repaid in full in March, 2008.

Interest Expense

      Interest expense for the six months ended April 30, 2008 of $106,000 decreased by $29,000 (21.4%) from $135,000 for the same period in fiscal 2007. The 2008 decrease is due primarily to Canal's $1,000,000 partial repayment of this debt in December 2007. The principal balances outstanding at April 30, 2008 and October 31, 2007 was $1,687,000 and $2,687,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense) Income from Art Sales

      Other expense from art sales for the six months ended April 30, 2008 was $2,000, while the same period in fiscal 2007 generated income from art sales of $28,000. Canal had no art sales in the first six months of fiscal 2008 as compared to the sale of one piece of contemporary art in the same period of fiscal 2007. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $2,000 and $8,000 for the six month periods ended April 30, 2008 and 2007, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2008, the balance due under these notes was $1,687,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $5,000 at April 30, 2008 decreased $23,000 or 81.2% from $28,000 at October 31, 2007. Net cash used by operations in fiscal 2008 was $765,000. Substantially all of the 2008 net proceeds from the sales of real estate of $200,000 was used in operations. During fiscal 2008 Canal decreased the balance of its liabilities by a total of $1,487,000.

      At April 30, 2008 the Company's current assets exceed current liabilities by $0.1 million which was a decrease of $1.0 million as compared to October 31, 2007 when the Company's current assets exceeded current liabilities by $1.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2008 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2008, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At April 30, 2008, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average         Fair
          April 30,         ($ US)       Interest Rate      Value
        -----------       ----------     -------------      -----
            2007           $     0            N/A
            2008                 0            N/A
            2009             1,687            10%
            2010                 0            N/A
            2011                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 1,687                          N/A (A)
                           -------                          -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2008 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2007 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2008.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6: Exhibits and Reports on Form 8-K: (A) Not applicable.
                                          (B) None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of June, 2008.

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

      Signature                      Title                    Date
      ---------                      -----                    ----

                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)     June 10, 2008
Michael E. Schultz


                            Vice President-Finance
/S/ Reginald Schauder       Secretary and Treasurer
----------------------      (Principal Financial and
Reginald Schauder             Accounting Officer)           June 10, 2008


/S/ Asher B. Edelman          Chairman of the Board
----------------------          and Director                June 10, 2008
Asher B. Edelman