Form 10-Q
period 2008-07-31
CANAL CAPITAL CORP
filed 2008-09-12
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2008

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

      The number of shares of Common Stock, $.01 par value, outstanding at August 31, 2008 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                             FORM 10-Q JULY 31, 2008

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ............................................    3

Item I. Condensed Financial Statements:

     Consolidated Balance Sheets - July 31, 2008
       and October 31, 2007 ...............................................    4

     Consolidated Statements of Operations and
       Comprehensive Income (Loss) for the Nine Month
       Periods ended July 31, 2008 and 2007 ...............................    6

     Consolidated Statements of Changes in Stockholders'
       Equity for the One Year and Nine Month Periods
       ended October 31, 2007 and July 31, 2008 ...........................   10

     Consolidated Statements of Cash Flows for the
       Nine Month Periods ended July 31, 2008 and 2007 ....................   11

     Notes to Consolidated Financial Statements ...........................   13

Item II. Management's Discussion and Analysis of Financial Condition ......   29

     Liquidity and Capital Resources ......................................   38

     Other Factors ........................................................   40

Item III. Quantitative and Qualitative Disclosures About Market Risk ......   40

Item IV.  Controls and Procedures .........................................   41

Part II   Other Information ...............................................   42

     Items 1 through 6 ....................................................   43

     Signatures and Certifications ........................................   44

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2008 AND OCTOBER 31, 2007

                                                            JULY 31,        OCTOBER 31,
                                                             2008              2007
                                                          (UNAUDITED)        (AUDITED)
                                                         -------------     -------------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                         $      16,414     $      27,925

       MORTGAGE NOTE RECEIVABLE                                      0         1,600,000

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JULY 31, 2008 AND OCTOBER 31, 2007,              147,142            75,879

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $396,522 AT JULY 31, 2008 AND
         OCTOBER 31, 2007                                      100,000           100,000

       STOCKYARDS INVENTORY                                     23,901            16,761

       PREPAID EXPENSES                                         33,375            28,839
                                                         -------------     -------------

            TOTAL CURRENT ASSETS                               320,832         1,849,404
                                                         -------------     -------------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
          ACCUMULATED DEPRECIATION OF $422,449
          AND $405,799 AT JULY 31, 2008 AND
          OCTOBER 31, 2007, RESPECTIVELY                     1,651,357         1,741,007
                                                         -------------     -------------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
          ACCUMULATED DEPRECIATION OF $225,733 AND
          $210,872 AT JULY 31, 2008 AND OCTOBER
          31, 2007, RESPECTIVELY                             1,099,975         1,079,843
                                                         -------------     -------------

OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                  91,510            91,510
       RESTRICTED CASH - TRANSIT INSURANCE                      32,232            44,952
       DEPOSITS AND OTHER ASSETS                                 2,700             2,700
                                                         -------------     -------------

                                                               126,442           139,162
                                                         -------------     -------------

                                                         $   3,198,606     $   4,809,416
                                                         =============     =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2008 AND OCTOBER 31, 2007

                                                       JULY 31,2008    OCTOBER 31,2007
                                                        (UNAUDITED)       (AUDITED)
                                                       ------------    ---------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $    212,247      $    269,105
       PENSION PLAN PAYABLE                                       0            94,677
       SALARIES AND INTEREST PAYABLE - OFFICERS                   0           223,916
       ACCRUED PROFESSIONAL FEES                             91,229           110,000
       INCOME TAXES PAYABLE                                  10,000            10,000
                                                       ------------      ------------
         TOTAL CURRENT LIABILITIES                          313,476           707,698
                                                       ------------      ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                          320,140           320,140
       REAL ESTATE TAXES PAYABLE                             91,550           108,982
                                                       ------------      ------------
         TOTAL NON-CURRENT LIABILITIES                      411,690           429,122
                                                       ------------      ------------

LONG-TERM DEBT, RELATED PARTY                             1,122,000         2,687,000
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 9,102,655
       SHARES ISSUED AND OUTSTANDING AT JULY 31,
       2008 AND OCTOBER 31, 2007, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
       SHARE FOR $ 91,026,550 AT JULY 31, 2008
       AND OCTOBER 31, 2007, RESPECTIVELY                    91,027            91,027

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JULY 31, 2008 AND OCTOBER 31,
       2007, RESPECTIVELY                                    53,138            53,138

  ADDITIONAL PAID-IN CAPITAL                             28,403,341        28,322,341

  ACCUMULATED DEFICIT                                   (14,789,259)      (14,885,103)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                        (11,003,545)      (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                            (1,403,262)       (1,592,262)
                                                       ------------      ------------
                                                          1,351,440           985,596
                                                       ------------      ------------

                                                       $  3,198,606      $  4,809,416
                                                       ============      ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007

                                                      2008              2007
                                                   (UNAUDITED)       (UNAUDITED)
                                                   -----------       -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                      $ 1,956,697       $ 2,105,961
    FEED AND BEDDING INCOME                            150,811           146,033
    RENTAL & OTHER INCOME                              123,738           122,401
                                                   -----------       -----------

                                                     2,231,246         2,374,395
                                                   -----------       -----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                          1,074,354         1,052,785
    OTHER OPERATING AND MAINTENANCE                    640,092           584,272
    FEED AND BEDDING EXPENSE                           139,123           132,285
    DEPRECIATION AND AMORTIZATION                       14,863            14,863
    TAXES OTHER THAN INCOME TAXES                      128,921           131,235
    GENERAL AND ADMINISTRATIVE                         286,159           278,952
                                                   -----------       -----------

                                                     2,283,512         2,194,392
                                                   -----------       -----------

(LOSS) INCOME FROM STOCKYARD OPERATIONS                (52,266)          180,003
                                                   -----------       -----------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              1,190,000            75,000
    OUTSIDE REAL ESTATE RENT                           359,461           369,495
    EXCHANGE BUILDING RENTAL INCOME                     24,353            23,152
                                                   -----------       -----------

                                                     1,573,814           467,647
                                                   -----------       -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                           277,367            56,711
    LABOR, OPERATING AND MAINTENANCE                    58,639            59,815
    DEPRECIATION AND AMORTIZATION                       16,650            16,650
    TAXES OTHER THAN INCOME TAXES                       16,200            19,800
    GENERAL AND ADMINISTRATIVE                          33,140            31,800
                                                   -----------       -----------

                                                       401,996           184,776
                                                   -----------       -----------
INCOME FROM REAL ESTATE OPERATIONS                   1,171,818           282,871
                                                   -----------       -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
                                  Continued ...

                                                     2008               2007
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (819,849)         (818,763)
                                                  -----------       -----------

INCOME (LOSS) FROM OPERATIONS                         299,703          (355,889)
                                                  -----------       -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                              26,784            54,000
  INTEREST EXPENSE                                   (146,043)         (201,818)
  ART SALES AND OPERATIONS                             (3,600)           23,343
  LOSS ON SALE OF INVESTMENT                                0           (86,020)
                                                  -----------       -----------

                                                     (122,859)         (210,495)
                                                  -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        176,844          (566,384)
PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                     176,844          (566,384)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                189,000           189,000
                                                  -----------       -----------

COMPREHENSIVE INCOME (LOSS)                       $   365,844       $  (377,384)
                                                  ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                               $      0.02       $     (0.15)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,326,929         4,326,929
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

                                                    2008                2007
                                                 (UNAUDITED)         (UNAUDITED)
                                                 -----------        -----------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                    $   430,368        $   452,538
    FEED AND BEDDING INCOME                           39,744             32,810
    RENTAL & OTHER INCOME                             35,606             40,395
                                                 -----------        -----------

                                                     505,718            525,743
                                                 -----------        -----------
STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                          340,629            309,360
    OTHER OPERATING AND MAINTENANCE                  195,104            177,697
    FEED AND BEDDING EXPENSE                          35,583             30,991
    DEPRECIATION AND AMORTIZATION                      4,954              4,954
    TAXES OTHER THAN INCOME TAXES                     41,558             41,265
    GENERAL AND ADMINISTRATIVE                        65,049             63,654
                                                 -----------        -----------

                                                     682,877            627,921
                                                 -----------        -----------

LOSS FROM STOCKYARD OPERATIONS                      (177,159)          (102,178)
                                                 -----------        -----------

REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              990,000                  0
    OUTSIDE REAL ESTATE RENT                         112,173            123,175
    EXCHANGE BUILDING RENTAL INCOME                    7,718              7,717
                                                 -----------        -----------

                                                   1,109,891            130,892
                                                 -----------        -----------
 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                         204,800                  0
    LABOR, OPERATING AND MAINTENANCE                  20,668             18,973
    DEPRECIATION AND AMORTIZATION                      5,550              5,550
    TAXES OTHER THAN INCOME TAXES                      5,400              6,600
    GENERAL AND ADMINISTRATIVE                        11,100             10,600
                                                 -----------        -----------

                                                     247,518             41,723
                                                 -----------        -----------

INCOME FROM REAL ESTATE OPERATIONS                   862,373             89,169
                                                 -----------        -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
                                  Continued ...

                                                      2008              2007
                                                  (UNAUDITED)       (UNAUDITED)
                                                  -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSE                   (268,489)         (269,576)
                                                  -----------       -----------

IMCOME (LOSS) FROM OPERATIONS                         416,725          (282,585)
                                                  -----------       -----------


OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                                   0            18,000
  INTEREST EXPENSE                                    (40,202)          (67,176)
  ART SALES AND OPERATIONS                             (1,200)           (4,250)
  OTHER EXPENSE                                             0                 0
                                                  -----------       -----------

                                                      (41,402)          (53,426)
                                                  -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        375,323          (336,011)
PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                     375,323          (336,011)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                 63,000            63,000
                                                  -----------       -----------

COMPREHENSIVE INCOME (LOSS)                       $   438,323       $  (273,011)
                                                  ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                               $      0.08       $     (0.06)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,326,929         4,326,929
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2007 (AUDITED) AND
               FOR THE NINE MONTHS ENDED JULY 31, 2008 (UNAUDITED)

                                    COMMON STOCK             PREFERRED STOCK
                               NUMBER                      NUMBER
                                 OF                          OF
                               SHARES         AMOUNT       SHARES         AMOUNT
BALANCE, OCTOBER 31, 2006     5,313,794     $  53,138     8,014,137     $  80,141
 NET LOSS                             0             0             0             0
 PREFERRED STOCK DIVIDEND             0             0     1,088,518        10,886
 MINIMUM PEN. LIAB. ADJ.              0             0             0             0
                              -----------------------     -----------------------

BALANCE, OCTOBER 31, 2007     5,313,794     $  53,138     9,102,655     $  91,027
 NET INCOME                           0             0             0             0
 PREFERRED STOCK DIVIDEND             0             0             0             0
 MINIMUM PEN. LIAB. ADJ.              0             0             0             0
                              -----------------------     -----------------------

BALANCE, JULY 31, 2008        5,313,794     $  53,138     9,102,655     $  91,027
                              =======================     =======================

                              ADDITIONAL                                            TREASURY
                                PAID-IN        ACCUMULATED       COMPREHENSIVE        STOCK,
                                CAPITAL          DEFICIT             LOSS            AT COST
BALANCE, OCTOBER 31, 2006     $ 28,224,358     ($13,811,198)     ($1,812,231)     ($11,003,545)
 NET LOSS                                0         (948,210)               0                 0
 PREFERRED STOCK DIVIDEND           97,983         (104,717)               0                 0
 DISTRIBUTION                            0          (20,978)               0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0          219,969                 0
                              ------------     ------------      ------------     ------------

BALANCE, OCTOBER 31, 2007     $ 28,322,341     ($14,885,103)     ($1,592,262)     ($11,003,545)
 NET INCOME                              0          176,844                0                 0
 PREFERRED STOCK DIVIDEND           81,000          (81,000)               0                 0
 MINIMUM PEN. LIAB. ADJ.                 0                0          189,000                 0
                              ------------     ------------      ------------     ------------
BALANCE, JULY 31, 2008        $ 28,403,341     ($14,789,259)     ($1,403,262)     ($11,003,545)
                              ============     ============      ============     ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007

                                                    JULY 2008        JULY 2007
                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                $   176,844      $  (566,384)
                                                   -----------      -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                        31,513           31,513

   GAIN ON SALES OF REAL ESTATE                       (912,633)         (18,289)

   GAIN ON ART SALES (NET OF RESERVE)                        0          (35,600)

   LOSS ON SALE OF INVESTMENT                                0           86,020

   MINIMUM PENSION LIABILITY ADJUSTMENT                189,000          189,000

   PREFERRED STOCK ISSUED IN LIEU OF
     OFFICER COMPENSATION                                    0            4,150

DECREASE (INCREASE) IN ASSETS:

   MORTGAGE NOTE RECEIVABLE - PROCEEDS               1,600,000           50,000

   NOTES AND ACCOUNTS RECEIVABLE                       (71,263)          60,029

   STOCKYARDS INVENTORY                                 (7,140)         (12,171)

   PREPAID EXPENSES                                     (4,536)         (46,575)

   RESTRICTED CASH - TRANSIT INSURANCE                  12,720           (2,878)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (56,858)         (25,156)

   PENSION PLAN PAYABLE                                (94,677)         (35,059)

   SALARIES AND INTEREST PAYABLE - OFFICERS           (223,916)         158,502

   ACCRUED PROFESSIONAL FEES                           (18,771)         (15,814)

   COMMERCIAL RENT TAX PAYABLE                               0          (61,500)

   REAL ESTATE TAXES PAYABLE                           (17,432)          53,825
                                                   -----------      -----------
        TOTAL ADJUSTMENTS                              426,007          379,997
                                                   -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                           602,851         (186,387)
                                                   -----------      -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
                                  Continued ...

                                                    JULY 2008        JULY 2007
                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                 1,190,000           75,000
  POOCEEDS FROM SALE OF ART                                  0           58,500
  PROCEEDS FROM SALE OF INVESTMENT                           0           25,000
  COSTS RELATING TO SALES OF REAL ESTATE              (204,367)         (10,234)
  CAPITAL EXPENDITURES                                 (34,995)               0
                                                   -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES              950,638          148,266
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATION           (1,565,000)               0
                                                   -----------      -----------

NET CASH USED BY FINANCING ACTIVITIES               (1,565,000)               0
                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (11,511)         (38,121)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               27,925           38,121
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $    16,414      $         0
                                                   ===========      ===========

                                                             JULY 31,
                                                             --------
                                                       2008             2007
                                                       ----             ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                         $   146,083      $   201,818
                                                   ===========      ===========
  INCOME TAXES                                     $         0      $     8,000
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                        $    81,000      $    83,717
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JULY 31, 2008

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $24,000 and $17,000 at July 31, 2008 and October 31, 2007, respectively.

      Stockyard operations resulted in an operating loss of $52,000 and operating income of $180,000 for the nine month periods ended July 31, 2008 and 2007, respectively. Additionally, stockyard operations contributed $2,231,000 and $2,374,000 to Canal's revenues for the nine month periods ended July 31, 2008 and 2007, respectively.

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

      Real estate operations resulted in operating income of $1,172,000 and $283,000 for the nine month periods ended July 31, 2008 and 2007, respectively. Included in the 2008 real estate operating income is a $913,000 gain on the sale of two properties consisting of approximately 8 acres of land and the associated improvements located in South Saint Paul, Minnesota. Included in the 2007 real estate operating income is a $18,000 gain on the sale of approximately 2 acres of vacant land located in Sioux City, Iowa. Additionally, real estate operations contributed $1,574,000 and $468,000 to Canal's revenues for the nine month periods ended July 31, 2008 and 2007, respectively.

      As of July 31, 2008, there are approximately 18 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      J) Statements of Cash Flows -- The Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made federal and state income tax payments of $0 and $8,000 and interest payments of $146,000 and $202,000 for the nine month period ended July 31, 2008 and 2007, respectively.

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

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company is required to apply the provisions of this interpretation beginning on November 1, 2007. The provisions of FIN 48 will be applied to all existing uncertain income tax provisions on the effective date. Upon the implementation of FIN 48, the cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings. The Company has determined that the implementation of this standard did not have a material impact on the Company's Financial Statements.

3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2008 and the results of its operations and its cash flows for the nine month period ended July 31, 2008. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2007 and the notes thereto which are contained in Canal's 2007 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2008.

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

5. STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at July 31, 2008 or 2007.

6.  BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of July 31, 2008, the balance due under these notes was $1,122,000, all of which is classified as long-term debt-related party.

      At July 31, 2008, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                         July 31,    October 31,
($ 000's Omitted)                                          2008         2007
-----------------                                          ----         ----

Variable rate mortgage notes due
  May 15, 2009 - related party .....................     $  1,122     $  2,687
Less -- current maturities .........................            0            0
                                                         --------     --------
Long-term debt .....................................     $  1,122     $  2,687
                                                         --------     --------

      The following table summarizes the Company's commitments as of July 31, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                          More
                                       Less Than   1 - 3       3 - 5      Than
                              Total     1 year     Years       Years     5 Yrs.
                             ------     ------     ------     ------     ------
Pension Plan Liability (a)   $  320     $    0     $  232     $   88     $    0
Mortgage Notes Payable (b)    1,122          0      1,122          0          0
                             ------     ------     ------     ------     ------

                             $1,442     $    0     $1,354     $   88     $    0
                             ------     ------     ------     ------     ------

      (a)   See Note 16.

      (b) The mortgage notes are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

7. RESTRICTED CASH - TRANSIT INSURANCE

      Transit insurance covers livestock for the period that they are in transit to and physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $32,000 and $45,000 at July 31, 2008 and October 31, 2007, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8. INCOME TAXES

      At July 31, 2008, the Company has net operating loss carryforwards of approximately $11,000,000 that expire through 2027. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

9. ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through direct sales, consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first nine months of fiscal 2008 as compared to the sale of one piece of contemporary art in fiscal 2007. Canal's art operations have generated an operating loss and operating income of approximately $4,000 and $27,000 in the nine month periods ended July 31, 2008 and 2007, respectively.

      Antiquities art represented 100% ($100,000) of total art inventory at both July 31, 2008 and October 31, 2007.

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

10. PROPERTY ON OPERATING LEASES

      Property on operating leases consist of approximately 30 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at July 31, 2008 is as follows (000's omitted):

                                                    Current Year
                                                    (Retirements
                           Historical Cost            Additions
                        --------------------      -------------------                 Carrying
                                   Bldgs. &                  Bldgs. &       Accum.      Value
Description (1)         Land       Imprvmts.      Land       Imprvmts.      Depr.     07/31/08
---------------         ----       ---------      ----       ---------      -----     --------
New York office
Leasehold assets       $     0     $     8      $     0      $     0      $    (8)     $     0

9 acres of land
in Omaha, NE             1,150          21            0            0          (14)       1,157
Acquired in 1976

3 acres of land
in S. St. Paul, MN          83         485          (73)           0         (401)          94
Acquired in 1937

18 acres of land
in Sioux City, IA          400           0            0            0            0          400
Acquired in 1937       -------     -------      -------      -------      -------      -------

                       $ 1,633     $   514      $   (73)     $     0      $  (423)     $ 1,651
                       =======     =======      =======      =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the nine months ended July 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                           July 31,      October 31,
                                            2008             2007
                                            ----             ----
      Balance at beginning of year         $ 1,741         $ 1,763
      Acquisitions and Improvements              0               0
      Cost of property sold                    (73)              0
      Depreciation                             (17)            (22)
      Reclassifications                          0               0
                                           -------         -------
      Balance at end of the period         $ 1,651         $ 1,741
                                           -------         -------

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

      A schedule of the Company's property used in stockyard operations at July 31, 2008 is as follows (000's omitted):

                                                  Current Year
                                                  (Retirements)
                          Historical Cost           Additions
                         ------------------     -------------------                 Carrying
                                  Bldgs. &                Bldgs. &       Accum.       Value
Description (1)          Land     Imprvmts.     Land      Imprvmts.       Depr.     07/31/08
---------------          ----     ---------     ----      ---------       -----     --------
30 acres of land
in St. Joseph, MO      $   902     $   200     $     0     $    35      $  (162)     $   975
Acquired in 1942

30 acres of land
in Sioux Falls, SD         100          89           0           0          (64)         125
Acquired in 1937       -------     -------     -------     -------      -------      -------
                       $ 1,002     $   289     $     0     $    35      $  (226)     $ 1,100
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the nine months ended July 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                           July 31,      October 31,
                                            2008            2007
                                            ----            ----

      Balance at beginning of year         $ 1,080         $ 1,100
      Acquisitions and Improvements             35               0
      Cost of property sold                      0               0
      Depreciation                             (15)            (20)
                                           -------         -------
      Balance at end of the period         $ 1,100         $ 1,080
                                           -------         -------

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

      A schedule of the Company's property held for development or resale at July 31, 2008 is as follows (000's omitted):

                                                Current Year
                                                (Retirements)
                        Historical Cost            Additions
                        ---------------          ------------                    Carrying
                                 Bldgs. &                Bldgs. &     Accum.       Value
Description (1)        Land      Imprvmts.      Land     Imprvmts.     Depr.     07/31/08
---------------        ----      ---------      ----     ---------     -----     --------
16 acres of land
in St. Joseph, MO     $    39         N/A     $     0         N/A         N/A     $    39
Acquired in 1942

2 acres of land
in Sioux City, IA          53         N/A     $     0         N/A         N/A          53
Acquired in 1937      -------     -------     -------     -------     -------     -------

                      $    92     $     0     $     0     $     0     $     0     $    92
                      =======     =======     =======     =======     =======     =======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the nine months ended July 31, 2008 and the year ended October 31, 2007 is as follows (000's omitted):

                                            July 31,       October 31,
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

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of July 31, 2008 are $16,000, $24,000 and $18,000 in fiscal 2008,
2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $17,000 and $14,000 for the nine month periods ended July 31, 2008 and 2007, respectively.

14. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of July 31, 2008 and October 31, 2007.

15. MINIMUM FUTURE RENTALS ON OPERATING LEASES

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $450,000, $475,000, $500,000, $525,000 and $550,000 for fiscal years 2008, 2009, 2010, 2011 and
2012, respectively.

16. RELATED PARTY TRANSACTIONS

      Interest  Expense  Related  Party  - At  July  31,  2008,  all of  Canal's
Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2009. Canal has incurred interest expense on these notes of $146,000 and $202,000 and for the nine month periods ended July 31, 2008 and 2007, respectively. At various times during fiscal 2008 and 2007 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2008 and 2007 plus accrued interest at a rate of 10% per annum, has been repaid as funds became available. As of July 31, 2008, the balance due under these notes was $1,122,000 all of which is classified as long-term debt related party.

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

      The components of net periodic benefit cost are as follows:

                                          Nine Months Ended
                                        7/31/08       7/31/07
                                        ---------------------

Service cost                              4,000         4,300

Interest cost                            75,000        75,200

Expected return on plan assets          (80,000)      (80,300)

Amortization of prior service cost            0             0

Recognized net actuarial loss           202,000       201,800
                                       --------      --------

Net periodic benefit cost               201,000       201,000
                                       ========      ========

For the nine months ended July 31, 2008 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company has made its fiscal 2008 required contribution of approximately $95,000 into its pension plan.

18. 401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $15,000 for each of the nine month periods ended July 31, 2008 and 2007.

19. LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2008.

      The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2008

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

      Stockyard operations resulted in an operating loss of approximately $0.1 million while contributing approximately $2.2 million to Canal's revenues for the first nine months of fiscal 2008.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.2 million, while contributing $1.6 million to Canal's revenues for the nine months ended July 31, 2008. In the first nine months of fiscal 2008, Canal sold 2 properties consisting of approximately 8 acres of land with the associated improvements located in South Saint Paul, Minnesota for $1,190,000, generating operating income of $913,000.

      As of July 31, 2008, there are approximately 18 acres of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2008.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                                     Nine Months Ended July 31,
                                                     --------------------------
                                                        2008            2007
                                                        ----            ----
                                                            (In Thousands)
Revenues:

Stockyard Revenue                                    $   2,231        $   2,374
Real Estate Revenue                                      1,574              468
                                                     ---------        ---------
    Total Revenue                                        3,805            2,842
                                                     ---------        ---------

Costs and Expenses:

Stockyard Expenses                                       2,283            2,194
Real Estate Expenses                                       402              185
General and Administrative Expenses                        820              819
                                                     ---------        ---------
     Total Costs and Expenses                            3,505            3,198
                                                     ---------        ---------

Income from Operations                                     300             (356)

Other Income                                                27               77
Other Expenses                                            (150)            (287)
                                                     ---------        ---------

Net Loss                                             $     177        $    (566)
                                                     ---------        ---------

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

      Canal recognized net income of approximately $177,000 in the first nine months of fiscal 2008 as compared to a net loss of $566,000 for the same period in fiscal 2007. After recognition of preferred stock dividend payments (paid in additional shares of preferred stock for each of fiscal 2008, and 2007) of $81,000 and $84,000 in 2008 and 2007, respectively, the results attributable to common stockholders were net income of $96,000 in 2008 and a net loss of $650,000 in 2007.

      Canal's revenues from continuing operations consist of revenues from its stockyard and real estate operations. Revenues for the first nine months of fiscal 2008 increased by $963,000 to $3,805,000 as compared with 2007 revenues of $2,842,000. The fiscal 2008 increase in revenues is due primarily to a $1,115,000 increase in sales of real estate off set to a certain extent by a $143,000 decrease in stockyard revenues due to the loss of two commission firms at our Sioux Falls, South Dakota location.

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2008 AND 2007

Stockyard Revenues

      Stockyard revenues for the nine months ended July 31, 2008 of $2,231,000 accounted for 58.6% of the fiscal 2008 revenues as compared to stockyard revenues of $2,374,000 or 83.5% for the same period in fiscal 2007. The 2008 decrease in stockyard revenues was due primarily to the severity of the weather experienced in the mid-west this past winter. Stockyard revenues are comprised of yard handling and auction (87.7% and 88.7%), feed and bedding income (6.8% and 6.2%) and rental and other income (5.5% and 5.1%) for the nine month periods ended July 31, 2008 and 2007, respectively. The 2008 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the $1,115,000 increase in sales of real estate in the first nine months of fiscal 2008.

Stockyard  revenues  for the  three  months  ended  July  31,  2008 of  $506,000 accounted for 31.3% of the fiscal 2008 revenues as compared to stockyard revenues of $576,000 or 80.1% for the same period in fiscal 2007. The 2008 decrease in stockyard revenues was due primarily to the severity of the weather experienced in the mid-west this past winter. Stockyard revenues are comprised of yard handling and auction (85.1% and 86.1%), feed and bedding income (7.9% and 6.2%) and rental and other income (7.0% and 7.7%) for the three month periods ended July 31, 2008 and 2007, respectively. The 2008 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the $990,000 increase in sales of real estate in the third fiscal quarter of 2008.

Stockyard Expenses

      Stockyard expenses for the nine months ended July 31, 2008 of $2,283,000 increased by $89,000 (4.1%) from stockyard expenses of $2,194,000 for the same period in fiscal 2007. Stockyard expenses are comprised of labor and related costs (47.0% and 48.0%), other operating and maintenance (28.0% and 26.6%), feed and bedding expense (6.1% and 6.0%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.6% and 6.0%) and general and administrative expense (12.6% and 12.7%) for the nine month periods ended July 31, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

      Stockyard expenses for the three months ended July 31, 2008 of $506,000 decreased by $20,000 (3.8%) from stockyard expenses of $526,000 for the same period in fiscal 2007. Stockyard expenses are comprised of labor and related costs (49.9% and 49.3%), other operating and maintenance (28.6% and 28.3%), feed and bedding expense (5.2% and 4.9%), depreciation and amortization (0.8% and 0.8%), taxes other than income taxes (6.1% and 6.6%) and general and administrative expense (9.4% and 10.1%) for the three month periods ended July 31, 2008 and 2007, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Revenues

      Real estate revenues for the nine months ended July 31, 2008 of $1,574,000 accounted for 41.4% of the fiscal 2008 revenues as compared to real estate revenues of $468,000 or 16.5% for the same period in fiscal 2007. The fiscal 2008 increase in real estate revenues is due primarily to the $1,115,000 increase in sales of real estate in the first nine months of fiscal 2008. Real estate revenues are comprised of sale of real estate (75.6% and 16.0%), rentals and other lease income from the rental of vacant land and certain structures (22.8% and 79.0%) and rental income from commercial office space in its Exchange Buildings (1.5% and 5.0%) for the nine months ended July 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate in the first nine months of fiscal 2008.

      Real estate revenues for the three months ended July 31, 2008 of $1,110,000 accounted for 68.7% of the fiscal 2008 revenues as compared to real estate revenues of $131,000 or 19.9% for the same period in fiscal 2007. Real estate revenues are comprised of sale of real estate (89.2% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (10.1% and 94.1%) and rental income from commercial office space in its Exchange Buildings (0.7% and 5.9%) for the three months ended July 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate in the third quarter of fiscal 2008.

Real Estate Expenses

      Real estate expenses for the nine months ended July 31, 2008 of $402,000 increased by $217,000 (117.6%) from real estate expenses of $185,000 for the same period in fiscal 2007. The increase in real estate expenses is consistent with the 2008 increase in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (69.0% and 30.7%), labor, operating and maintenance (14.6% and 32.4%), depreciation and amortization (4.1% and 9.0%), taxes other than income taxes (4.0% and 10.7%) and general and administrative expenses (8.3% and 17.2%) for the nine months ended July 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are consistent with the increase in the cost of real estate sold in the first nine months of fiscal 2008.

      Real estate expenses for the three months ended July 31, 2008 of $248,000 increased by $206,000 (493.2%) from real estate expenses of $42,000 for the same period in fiscal 2007. The increase in real estate expenses is consistent with the 2008 increase in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (82.7% and 0.0%), labor, operating and maintenance (8.4% and 45.5%), depreciation and amortization (2.2% and 13.3%), taxes other than income taxes (2.2% and 15.8%) and general and administrative expenses (4.5% and 25.4%) for the three months ended July 31, 2008 and 2007, respectively. The percentage variations in the year to year comparisons are consistent with the increase in the cost of real estate sold in the third fiscal quarter of 2008.

General and Administrative

      General and administrative expenses for the nine months ended July 31, 2008 of $820,000 increased by $1,000 (1.3%) as compared to $819,000 for the same period in fiscal 2007. The major components of general and administrative expenses are officers salaries (43.4% and 43.9%), pension expense (23.1% and 23.1%), insurance expense (6.6% and 4.6%), office salaries (8.6% and 8.6%), travel expense (3.7% and 2.7%), rent (2.1% and 1.7%) and professional fees (2.6% and 4.8%) for the nine month periods ended July 31, 2008 and 2007, respectively. There are no significant percentage variations in the year to year comparisons.

      General and administrative expenses for the three months ended July 31, 2008 of $268,000 decreased by $1,000 (0.4%) as compared to $269,000 for the same period in fiscal 2007. The major components of general and administrative expenses are officers salaries (44.1% and 45.5%), pension expense (23.5% and 23.4%), insurance expense (6.7% and 4.7%), office salaries (8.8% and 8.7%), travel expense (3.9% and 3.9%), rent (2.1% and 1.9%) and professional fees (2.7% and 4.9%) for the three month periods ended July 31, 2008 and 2007, respectively. There are no significant percentage variations in the year to year comparisons.

Interest and Other Income

      Interest and other income for the nine months ended July 31, 2008 of $27,000 decreased by $27,000 (50.4%) from $54,000 for the same period in fiscal 2007. Interest and other income is comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2008 decrease in interest and other income is due primarily to the principal reduction of this mortgage note receivable, which was repaid in full in March, 2008.

Interest Expense

      Interest expense for the nine months ended July 31, 2008 of $146,000 decreased by $56,000 (27.6%) from $202,000 for the same period in fiscal 2007. The 2008 decrease is due primarily to Canal's $1,565,000 partial repayment of this debt in fiscal 2008. The principal balances outstanding at July 31, 2008 and October 31, 2007 was $1,122,000 and $2,687,000, respectively. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense) Income from Art Sales

      Other expense from art sales for the nine months ended July 31, 2008 was $4,000, while the same period in fiscal 2007 generated income from art sales of $23,000. Canal had no art sales in the first nine months of fiscal 2008 as compared to the sale of one piece of contemporary art in the same period of fiscal 2007. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $4,000 and $12,000 for the nine month periods ended July 31, 2008 and 2007, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2009 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of July 31, 2008, the balance due under these notes was $1,122,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $16,000 at July 31, 2008 decreased $12,000 or 41.2% from $28,000 at October 31, 2007. Net cash provided by operations in fiscal 2008 was $603,000. Substantially all of the 2008 net proceeds from the mortgage note receivable and the sales of real estate of $2,790,000 was used in operations or to reduce debt. During fiscal 2008 Canal decreased the balance of its liabilities by a total of $1,977,000.

      At July 31, 2008 the Company's current assets exceed current liabilities slightly which was a decrease of $1.1 million as compared to October 31, 2007 when the Company's current assets exceeded current liabilities by $1.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2008 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III.  Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2008, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At  July  31,  2008,  the  following  long-term   debt-related  party  financial
instruments are sensitive to changes in interest rates by expected maturity dates:

           As of         Fixed rate        Average           Fair
          July 31,         ($ US)       Interest Rate        Value
        ----------       ----------     -------------        -----
            2007           $     0            N/A
            2008                 0            N/A
            2009             1,122            10%
            2010                 0            N/A
            2011                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 1,122                          N/A (A)
                           -------                          -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV. Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2008 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2007 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2008.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6:  Exhibits and Reports on Form 8-K:   (A) Not applicable.
                                             (B) None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 2008.

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

      Signature                      Title                        Date
      ---------                      -----                        ----

                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)    September 12, 2008
Michael E. Schultz


                            Vice President-Finance
/S/ Reginald Schauder       Secretary and Treasurer
---------------------       (Principal Financial and
Reginald Schauder             Accounting Officer)          September 12, 2008


/S/ Asher B. Edelman          Chairman of the Board
----------------------          and Director               September 12, 2008
Asher B. Edelman