Form 10-K
period 2008-10-31
CANAL CAPITAL CORP
filed 2009-01-28
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2008

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2008, was approximately $127,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2009 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                         2008 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

ITEM  1.  Business.....................................................       1
ITEM  2   Properties...................................................       6
ITEM  3.  Legal Proceedings............................................       7
ITEM  4.  Submission of Matters to a Vote of Security Holders..........       7

                                     PART II

ITEM  5.  Market for Registrant's Common Stock and Related Stockholder
             Matters...................................................       8
ITEM  6.  Selected Consolidated Financial Data.........................       9
ITEM  7.  Management's Discussion and Analysis of the Results of
             Operations and Financial Condition........................      11
ITEM  7A. Quantitative and Qualitative Disclosures About Market Risk...      24
ITEM  8.  Financial Statements and Supplementary Data..................      25
ITEM  9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................      25
ITEM  9A. Controls and Procedures......................................      25
ITEM  9B. Other Information............................................      26

                                    PART III

ITEM  10. Directors and Executive Officers of the Registrant...........      27
ITEM  11. Executive Compensation.......................................      28
ITEM  12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters ...............      30
ITEM  13. Certain Relationships and Related Transactions...............      32
ITEM  14. Principal Accounting Fees and Services ......................      32

                                     PART IV

ITEM  15. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................      33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................     F-1

SIGNATURES.............................................................     S-1

EXHIBITS...............................................................     E-1

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.3 million, while contributing $1.7 million to Canal's revenues for fiscal 2008. During fiscal 2008, Canal sold approximately 9 acres of land located in South Saint Paul, Minnesota for $1.2 million generating operating income of $1.0 million.

      As of October 31, 2008, there are approximately 18 acres of undeveloped land owned by Canal located in two Midwest states (see ITEM 2). Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2009.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2009. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in an operating loss of approximately $0.2 million while contributing approximately $2.8 million to Canal's revenues for fiscal 2008. The sharp decrease in operating results experienced in fiscal 2008 is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company's stockyards and the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the beginning of fiscal 2007.

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

      Art Inventory Held for Sale

      Canal established its art operations in the late 1980's by acquiring for resale a significant inventory of antiquities primarily from the ancient Mediterranean cultures.

      Canal is in the process of selling, in an orderly manner, its remaining art inventory consisting of antiquities only as of October 31, 2008. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. In the case of consignment sales through independent art dealers, Canal consigns its pieces at specific prices. In the case of public art auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auctions and Canal sets a minimum acceptable price on the pieces consigned.

      In fiscal 2008, Canal did not have any art sales. Canal's remaining art inventory consists of seven pieces of antiquity art at both October 31, 2008 and 2007.

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

      Employees - At October 31, 2008, Canal had approximately 50 employees.

      Executive Officers - At October 31, 2008 Canal's Executive Officers were:

                                      Held
            Name             Age     Since             Title
            ----             ---     -----             -----

      Asher B. Edelman       69       1991     Chairman of the Board

      Michael E. Schultz     72       1991     President and Chief
                                                 Executive Officer

      Reginald Schauder      59       1989     Vice President, Chief
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

ITEM 2.   Properties

      Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties. Canal's properties at October 31, 2008 include:

      New York Headquarters - Canal leases approximately 1,000 square feet of office space located in Hauppauge, New York, which lease expires May 31, 2010.

                                                              Leased    Held for
                      Year     Total   Exchange    Stkyds    to Third   Develop-
   Location         Acquired  Site(2)   Bldgs.   Opertns(1)   Parties   ment (3)
---------------     --------  -------  --------  ----------  --------   --------
St. Joseph, MO        1942       46        0          30         0         16
S. St. Paul, MN       1937        1        0           0         1          0
Sioux City, IA        1937       20        0           0        18          2
Omaha, NE             1976        9        0           0         9          0
Sioux Falls, SD       1937       31        1          30         0          0
                                ---       --         ---       ---        ---
   Total                        107        1          60        28         18
                                ---       --         ---       ---        ---

The following schedule shows the average occupancy rate and average rental rate of Canal's Exchange Building located in Sioux Falls, South Dakota:

                                       2008                       2007
                             -----------------------    -----------------------
                             Occupancy    Average(4)    Occupancy    Average(4)
Location                        Rate     Rental Rate       Rate     Rental Rate
---------------              ---------   -----------    ---------   ------------

Sioux Falls, SD                  80%       $ 7.00           90%        $ 7.00

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

          Canal was not a party to any ongoing litigation at October 31, 2008. The following situation did arise in fiscal 2005.

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

          This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2008.

                                     PART II

ITEM 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets". The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2008 as reported on the "pink sheets" were:

                                           Fiscal 2008            Fiscal 2007
                                        -----------------      -----------------
Quarter Ended                            High       Low         High        Low
-------------                           ------     ------      ------     ------
January 31 ..........................   $ 0.07 --  $ 0.03      $ 0.10 --  $ 0.08

April 30 ............................   $ 0.07 --  $ 0.03      $ 0.10 --  $ 0.08

July 31 .............................   $ 0.10 --  $ 0.04      $ 0.08 --  $ 0.08

October 31 ..........................   $ 0.07 --  $ 0.03      $ 0.08 --  $ 0.04

Dividend Policy and Holders

     There were no cash dividends paid during fiscal 2008 or 2007. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. As of January 15, 2009, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

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

                                                        YEARS ENDED OCTOBER 31,
                                        ------------------------------------------------------
STATEMENT OF OPERATIONS DATA              2008        2007        2006       2005        2004
                                        ------------------------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES FROM CONTINUING OPERATIONS      $4,450(1)   $3,629(2)   $4,404(3)  $6,467(4)   $4,199(5)

NET (LOSS) INCOME                       ($   56)    ($  948)    ($  322)    $  716     ($  577)

(LOSS) INCOME PER SHARE:

BASIC                                   ($ 0.03)    ($ 0.25)    ($ 0.10)    $ 0.15     ($ 0.15)

DILUTED                                 ($ 0.03)    ($ 0.25)    ($ 0.10)    $ 0.15     ($ 0.15)

   CASH DIVIDENDS PAID                   $ 0.00      $ 0.00      $ 0.00     $ 0.00      $ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

   - BASIC                                4,327       4,327       4,327      4,327       4,327

   - DILUTED                              4,327       4,327       4,327      4,327       4,327

                                                              OCTOBER 31,
                                        ------------------------------------------------------
                                          2008        2007        2006       2005        2004
                                        ------------------------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

  CURRENT ASSETS                         $  305      $1,849      $2,283     $  648      $  824
  PROPERTY ON OPERATING LEASES, NET       1,646       1,741       1,763      1,840       2,715
  PROPERTY USED AS STOCKYARDS             1,125       1,080       1,100      1,121       1,142
  MORTGAGE NOTE RECEIVABLE                    0           0           0      1,750           0
  OTHER ASSETS                              221         139         313        455       1,000
                                         -----------------------------------------------------

TOTAL ASSETS                             $3,297      $4,809      $5,459     $5,814      $5,681
                                         -----------------------------------------------------

  CURRENT LIABILITIES                    $  749      $  708      $  606     $  753      $  925
  NON-CURRENT LIABILITIES                   555         429         436        562       1,098
  LONG-TERM DEBT                          1,262       2,687       2,687      2,687       2,767
  STOCKHOLDERS' EQUITY                      731         985       1,730      1,812         891
                                         -----------------------------------------------------

TOTAL LIAB. & STOCKHOLDERS' EQUITY (6)   $3,297      $4,809      $5,459     $5,814      $5,681
                                         -----------------------------------------------------

COMMON SHARES OUTSTANDING AT YEAR-END     4,327       4,327       4,327      4,327       4,327

ITEM 6.   Selected Financial Data (continued..)

NOTES:

(1) The revenue increase was due primarily to a $1.1 million increase in sales of real estate offset to a certain extent by a $0.3 million decrease in revenues from stockyard operations.

(2) The revenue decrease was due primarily to a $0.5 million decrease in sales of real estate coupled with a $0.2 million decrease in revenues from stockyard operations.

(3) The revenue decrease was due primarily to a $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations.

(4) The revenue increase was due primarily to a $2.5 million increase in sales of real estate offset by a decrease in exchange building rent.

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.3 million, while contributing $1.7 million to Canal's revenues for fiscal 2008. During fiscal 2008, Canal sold approximately 9 acres of land located in South St. Paul, Minnesota for $1.2 million generating operating income of $1.0 million.

      As of October 31, 2007,  there are  approximately  18 acres of undeveloped land owned by Canal located in four Midwest states (see ITEM 2). Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2009.

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2009. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

      Stockyard operations resulted in an operating loss of approximately $0.2 million while contributing approximately $2.8 million to Canal's revenues for fiscal 2008. The sharp decrease in operating results experienced in fiscal 2008 is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company's stockyards and the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the beginning of fiscal 2007.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                         Fiscal Year Ended October 31,
                                         -----------------------------
                                           2008       2007      2006
                                         -------    -------    -------
                                                 (In Thousands)
Revenues:
Real Estate Revenue                      $ 1,681    $   598    $ 1,133
Stockyard Revenue                          2,796      3,031      3,271
                                         -------    -------    -------
   Total Revenue                           4,450      3,629      4,404
                                         -------    -------    -------

Costs and Expenses:
Real Estate Expenses                         349        239        523
Stockyard Expenses                         2,959      2,923      2,796
General and Administrative Expenses        1,071      1,114      1,195
                                         -------    -------    -------
   Total Costs and Expenses                4,379      4,276      4,514
                                         -------    -------    -------

(Loss) Income from Operations                 71       (647)      (110)
Other Income                                  55        143         96
Other Expenses                              (182)      (444)      (308)
                                         -------    -------    -------

Net Loss                                 $   (56)   $  (948)   $  (322)
                                         =======    ========   =======

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

      Canal recognized a net loss of $0.1 million for 2008 as compared to the 2007 net loss of $0.9 million and the 2006 net loss of $0.3 million. After recognition of preferred stock dividend payments (accrued or paid in additional shares of preferred stock for each of fiscal 2008, 2007 and 2006 of $85,000 in 2008, $105,000 in 2007 and $92,000 in 2006, the results attributable to common stockholders were a net loss of $0.1 million in 2008, a net loss of $1.1 million in 2007 and a net loss of $0.4 million in 2006. Canal's 2008 net loss of $0.1 million is due primarily to the $0.3 million decrease in income from stockyard operations. Canal's 2007 net loss of $1.0 million was due primarily to the $0.3 million decrease in income from stockyard operations, coupled with a $0.2 million decrease in operating income generated by the sale of real estate and a $0.1 million increase to the valuation reserve on Canal's remaining antiquities art inventory.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues in 2008 increased by $0.8 million to $4.4 million as compared with 2007 revenues which had decreased by $0.8 million to $3.6 million as compared with 2006 revenues of $4.4 million. The fiscal 2008 increase in revenues is due primarily to the $1.1 million increase in sales of real estate offset to a certain extent by the $0.3 million decrease in revenues from stockyard operations. The fiscal 2007 decrease in revenues is due primarily to the $0.5 million decrease in sales of real estate, coupled with, a $0.3 million decrease in stockyard operations due primarily to the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                           More
                                           Less Than    1 - 3     3 - 5    Than
                                  Total      1 year     Years     Years   5 Yrs.
                                 -------   ---------   -------   ------   ------

Pension Plan Liability (a)       $   590     $  150    $   210   $  230   $    0
Mortgage Notes Payable (b)         1,262          0      1,262        0        0
                                 -------     ------    -------   ------   ------

                                 $ 1,852     $  150    $ 1,472   $  230   $    0
                                 -------     ------    -------   ------   ------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2008 AND 2007

Real Estate Revenues

      Real estate revenues for 2008 of $1.7 million accounted for 37.8% of the 2008 total revenues as compared to revenues of $0.6 million or 16.5% for 2007. Real estate revenues are comprised of sale of real estate (70.8% and 12.5%), rentals and other lease income from the rental of vacant land and certain structures (27.2% and 82.3%) and rental income from commercial office space in its Exchange Buildings (2.0% and 5.2%) for 2008 and 2007, respectively. The 2008 increase is due primarily to the $1.1 million increase in sales of real estate. The other percentage variations in the year to year comparisons are due primarily to the increase in real estate sales for fiscal 2008.

Real Estate Expenses

      Real estate expenses for 2008 of $0.3 million increased by $0.1 million (46.3%) from $0.2 million in 2007. Real estate expenses are comprised of cost of real estate sold (50.8% and 23.8%), labor, operating and maintenance (22.6% and 33.2%), depreciation and amortization (6.4% and 9.3%), taxes other than income taxes (7.5% and 11.1%),loss on abandonment (0.0% and 4.7%), and general and administrative expenses (12.7% and 17.9%) for 2008 and 2007, respectively. The 2008 increase in the cost of real estate sold is due to the increase in real estate sales discussed above. The percentage variations in the year to year comparisons of the other real estate operating expenses is also due to the sharp increase in cost of real estate sold in fiscal 2008.

Stockyard Revenues

      Stockyard revenues for 2008 of $2.8 million accounted for 62.2% of the 2008 total revenues as compared to revenues of $3.0 million or 83.5% for 2007. Stockyard revenues are comprised of yard handling and auction (87.8% and 88.5%), feed and bedding income (6.8% and 6.0%), rental and other income (5.4% and 5.5%) for 2008 and 2007, respectively. The 2008 decrease in stockyard revenues as a percent of total revenues is due to the $1.1 million increase in sales of real estate this year. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for 2008 of $3.0 million increased by $0.1 million (1.2%) from $2.9 million in 2007. Stockyard expenses are comprised of labor and related costs (47.3% and 48.3%), operating and maintenance (28.6% and 27.3%), feed and bedding expense (5.9% and 5.5%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.7% and 6.0%) and general and administrative expenses (12.0% and 12.2%) for 2008 and 2007, respectively. The 2008 increase is due primarily to the severe weather conditions experienced throughout the mid-west this past winter. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for 2008 of $1.1 million decreased by $0.1 million (3.9%) from $1.1 million in 2007. The major components of general and administrative expenses are officers salaries (46.1% and 42.9%),pension expense (10.3% and 24.0%), insurance expense (11.3% and 5.8%), office salaries (9.7% and 8.4%), travel expense (4.3% and 3.6%), rent expense (2.1% and 1.7%) and legal fees (5.0% and 4.7%) for 2008 and 2007, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in pension expense for fiscal 2008.

Interest Expense

      Interest expense for 2008 of $0.2 million decreased by $0.1 million (34.3%) from $0.3 million in 2007. The 2008 decrease is due primarily to the $1.4 million decrease in long-term debt outstanding during fiscal 2008. Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2008 and 2007. At October 31, 2008 the outstanding balance of these notes was $1,262,000.

Interest and Other Income

      Interest and other income of $55,000 for 2008 decreased $71,000 (56.3%) from $126,000 in fiscal 2007. Interest and other income is primarily comprised of dividend and interest income. The 2008 decrease is due primarily to the collection of the mortgage note receivable associated with the 2004 sale of the St. Paul, Minnesota Exchange Building.

Income from Art Sales

      In fiscal 2008, Canal recognized a loss from art operations of $5,000 as compared to income of $17,000 for fiscal 2007. Art revenues are comprised of the proceeds from the sale of art. There were no art sales in fiscal 2008, as compared to fiscal 2007 when Canal sold its remaining 13 pieces of contemporary art, twelve of which were to a related party (See note 24) generating gross proceeds of $159,000. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2008, Canal incurred selling, general and administrative expenses of $5,000 as compared to fiscal 2007 cost of inventory sold of $144,000 (net of a valuation allowance of $406,000) and selling, general and administrative expenses of $19,000. Additionally, in fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

      Other expense of $86,000 for 2007 was primarily related to the loss incurred by the Company on the sale of its joint venture investment. There was no transaction of this nature in fiscal 2008.

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

Stockyard Expenses

      Stockyard expenses for 2007 of $2.9 million increased by $0.1 million (4.7%) from $2.8 million in 2006. Stockyard expenses are comprised of labor and related costs (48.3% and 48.7%), operating and maintenance (27.3% and 28.5%), feed and bedding expense (5.5% and 4.6%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (6.0% and 5.9%) and general and administrative expenses (12.2% and 11.5%) for 2007 and 2006, respectively. The 2007 increase is due primarily to the severe weather conditions experienced throughout the mid-west this past winter. There were no significant percentage variations in the year to year comparisons.

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

Related Party Transactions

      Interest Expense Related Party - At October 31, 2008, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $177,000, $269,000 and $270,000 for the years ended October 31, 2008, 2007 and 2006, respectively. At various times during fiscal 2008 certain holders of these notes agreed to defer interest payments in the amount of $17,000. This deferred interest liability will accrue additional interest at a rate of 10% per annum, while outstanding and will be repaid as funds became available in fiscal 2009. As of October 31, 2008, the balance due under these notes was $1,262,000 all of which is classified as long-term debt related party.

      In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company's Chairman. The 12 pieces were sold for $100,000 which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the softness of the current art market; general economic conditions; Canal's cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management determined that it was in Canal's best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders' equity for the year ended October 31, 2007. There were no transactions of this nature in fiscal 2008.

Contractual Obligations

      The following table summarizes the Company's commitments as of October 31, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                           Less Than    1 - 3    3 - 5   Over
                                  Total      1 year     Years    Years   5 Yrs.
                                 -------   ---------   -------   -----   ------
Pension Plan Liability (a)       $   590   $     150   $   210   $ 230   $    0
Mortgage Notes Payable (b)         1,262           0     1,262       0        0
                                 -------   ---------   -------   -----   ------
                                 $ 1,852   $     150   $ 1,472   $ 230   $    0
                                 -------   ---------   -------   -----   ------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2008, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $21,000 at October 31, 2008 decreased $8,000 or 24.1% from $28,000 at October 31, 2007. Net cash used by operations in fiscal 2008 was $1.3 million. Substantially all of the 2008 net proceeds from the sale of real estate of $1.2 million and collection of the mortgage note receivable of $1.6 million was used in operations, to reduce long-term debt and to meet the company's long-term pension liability.

      At October 31, 2008 the Company's current liabilities exceeded current assets by approximately $0.4 million which represented a decrease of $1.5 million over October 31, 2007 when current assets exceeded current liabilities by approximately $1.1 million.

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

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2008. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                               QUARTER ENDED
                          JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                            2008        2008       2008       2008       TOTAL
                          --------   ---------   --------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES      $    330   $     133   $  1,110   $    108   $  1,681
REAL ESTATE EXPENSES           112          42        148         47        349
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    218   $      91   $    962   $     61   $  1,332
                          --------   ---------   --------   --------   --------

STOCKYARD REVENUES        $    901   $     824   $    506   $    537   $  2,768
STOCKYARD EXPENSES             802         798        683        676      2,959
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $     99   $      26   $   (177)  $   (139)  $   (191)
                          --------   ---------   --------   --------   --------

NET INCOME (LOSS)         $     (8)  $    (190)  $    475   $   (333)  $    (56)
                          ========   =========   ========   ========   ========
NET INCOME (LOSS)
   PER COMMON SHARE:
BASIC & DILUTED           $  (0.01)  $   (0.05)  $   0.08   $  (0.05)  $  (0.03)
                          ========   =========   ========   ========   ========
WEIGHTED AVERAGE NUMBER
   OF SHARES:
BASIC & DILUTED              4,327       4,327      4,327      4,327      4,327
                          ========   =========   ========   ========   ========

                                               QUARTER ENDED
                          JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                            2007        2007       2007       2007       TOTAL
                          --------   ---------   --------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES      $    206   $     131   $    131   $    130   $    598
REAL ESTATE EXPENSES           101          43         42         53        239
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    105   $      88   $     89   $     77   $    359
                          --------   ---------   --------   --------   --------

STOCKYARD REVENUES        $  1,000   $     849   $    526   $    656   $  3,031
STOCKYARD EXPENSES             788         778        628        729      2,923
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    212   $      71   $   (102)  $    (73)  $    108
                          --------   ---------   --------   --------   --------

NET INCOME (LOSS)         $     (8)  $    (222)  $   (336)  $   (382)  $   (948)
                          ========   =========   ========   ========   ========
NET INCOME (LOSS)
   PER COMMON SHARE:
BASIC & DILUTED           $  (0.01)  $   (0.06)  $  (0.08)  $  (0.10)  $  (0.25)
                          ========   =========   ========   ========   ========
WEIGHTED AVERAGE NUMBER
   OF SHARES:
BASIC & DILUTED              4,327       4,327      4,327      4,327      4,327
                          ========   =========   ========   ========   ========

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

      At October 31, 2008, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

              As of        Fixed Amount        Average      Fair
           October 31,        ($ US)        Interest Rate   Value
          -------------    ------------     -------------   -------
            2009              $     0            N/A

            2010                    0            N/A

            2011                    0            N/A

            2012                1,262            10%

            2013                    0            N/A

            Thereafter              0            N/A
                              -------

            Total             $ 1,262                       N/A (A)
                              -------                       -------

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

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A(T).  Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report. Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Canal Capital Corporation (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

      (b) Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company's internal control over financial reporting, management has adopted the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the "COSO Framework"). Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer of the Company, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. However, because of inherent limitations internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

      Based on management's evaluation under the COSO Framework, it has concluded that the Company's internal control over financial reporting, was, as of the end of the period covered by this report, effective.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company's internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only for this report.

      (C) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The company's Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2008, the Board of Directors held three meetings.

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

      Asher B. Edelman, age 69, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985. Mr. Edelman was a Director, Vice-Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as Dynacore Holdings Corporation, ("CattleSale") from March 1985 to December 2003.

      Michael E. Schultz, age 72, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

      Reginald Schauder, age 59, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

      There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11.  Executive Compensation

      The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2008 exceeded $100,000.

                SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
     Position                      Year                  Salary
------------------                 ----                ---------

Michael E. Schultz                 2008                $ 175,000
President and Chief                2007                $ 175,000
   Executive Officer               2006                $ 175,000

Asher B. Edelman                   2008                $ 175,000
Chairman of the Board              2007                $ 175,000
   and Executive Committee         2006                $ 175,000

Reginald Schauder                  2008                $ 124,000
Vice President, Chief              2007                $ 124,000
   Financial Officer               2006                $ 115,000
   Treasurer and Secretary

      In order to improve the Company's cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001. Additionally, effective November 1, 2006 Mr. Schauder agreed to defer receipt for $12,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2008, the total liability under these agreements was $10,000. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses in the amount of approximately $17,000 as of October 31, 2008. All of the outstanding liability under these agreements are expected to be repaid as funds become available in fiscal 2009.

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

      In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,900 and $600, respectively, as of October 31, 2008. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan (see Note 22).

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

      During the 2008 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2008, there were no options outstanding under the 1985 Plan.

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

      In connection with the Company's investment activities, if any, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. At October 31, 2008, the Company had no such investments.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2009 were:

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

SECURITIES OWNED BY MANAGEMENT

      The following table sets forth certain information as of January 15, 2009, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

                                No. of Common Shares      Percent of Class
     Name                      Beneficially owned (a)      of Common Stock
     ----                      ----------------------     ----------------

Asher B. Edelman                   1,909,605 (b)               44.13

Reginald Schauder                        100 (c)                0.01

Michael E. Schultz                    58,835 (d)(e)             1.36
                                 -----------
All Directors and Officers
   as a group (3 persons)          1,968,540                   45.50
                                 ===========

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

ITEM 13.  Certain Relationships and Related Transactions

          See: Item 11 "Compensation Committee Interlocks and Insider Participation"

ITEM 14.  Principal Accounting Fees and Services

          The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2008 and 2007:

                                               2008       2007
                                             --------   --------
                      Audit fees             $ 55,000   $ 55,000
                      Tax fees                      0      8,000
                      All other fees            3,000      3,000
                                             --------   --------
                                             $ 58,000   $ 66,000
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

      22    Subsidiaries of the registrant.

      31    Certification Pursuant to Rule 13a-14(a)/15d-14(A).

      32 Certification Pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

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

                       FORM 10-K -- ITEM 15(a)(1) and (2)
                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES

                                    INDEX TO
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      The following documents are filed as part of this report:

(a) 1.   Financial Statements --

         Report of Independent Registered Public Accounting Firm ........   F-2

         Consolidated Balance Sheets as of October 31, 2008 and 2007 ....   F-3

         Consolidated Statements of Operations and Comprehensive
            (Loss) Income for the years ended October 31, 2008, 2007
            and 2006 ....................................................   F-5

         Consolidated Statements of Stockholders' Equity for the years
            ended October 31, 2008, 2007 and 2006 .......................   F-7

         Consolidated Statements of Cash Flows for the years ended
            October 31, 2008, 2007 and 2006 .............................   F-8

         Notes to Consolidated Financial Statements .....................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

      We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

                                             /S/ Todman & Co., CPAs,P.C.
                                             ---------------------------
New York, New York                           TODMAN & CO., CPAs, P.C.
January 27, 2009                             Certified Public Accountants (N.Y.)

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                       -------------------------
                                                           2008         2007
                                                       -----------   -----------
                  ASSETS

CURRENT ASSETS:

   CASH AND CASH EQUIVALENTS                           $    21,115   $    27,925

   MORTGAGE NOTE RECEIVABLE                                      0     1,600,000

   NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
     ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
     ZERO AT BOTH OCTOBER 31, 2008 AND 2007                147,140        75,879

   ART INVENTORY, NET OF A VALUATION ALLOWANCE
     OF $ 396,522 AND $396,522 AT OCTOBER
     31, 2008 AND 2007, RESPECTIVELY                       100,000       100,000

   STOCKYARDS INVENTORY                                     24,426        16,761

   PREPAID EXPENSES                                         12,955        28,839
                                                       -----------   -----------
     TOTAL CURRENT ASSETS                                  305,636     1,849,404
                                                       -----------   -----------

NON-CURRENT ASSETS:

   PROPERTY ON OPERATING LEASES, NET OF
     ACCUMULATED DEPRECIATION OF $ 427,999
     AND $ 405,799 AT OCTOBER 31, 2008
     AND 2007, RESPECTIVELY                              1,645,807     1,741,007
                                                       -----------   -----------

   PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
     ACCUMULATED DEPRECIATION OF $ 230,687
     AND $ 210,872 AT OCTOBER 31, 2008 AND
     2007, RESPECTIVELY                                  1,124,871     1,079,843
                                                       -----------   -----------

OTHER ASSETS:

   PROPERTY HELD FOR DEVELOPMENT OR RESALE                  91,510        91,510
   RESTRICTED CASH - LETTER OF CREDIT                      100,000             0
   RESTRICTED CASH - TRANSIT INSURANCE                      26,736        44,952
   DEPOSITS AND OTHER                                        2,700         2,700
                                                       -----------   -----------

                                                           220,946       139,162
                                                       -----------   -----------

                                                       $ 3,297,260   $ 4,809,416
                                                       ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             October 31,
                                                     ---------------------------
                                                         2008           2007
                                                     ------------   ------------
             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES     $    363,306   $    269,105
     PENSION PLAN PAYABLE                                 149,919         94,677
     SALARIES AND INTEREST PAYABLE - OFFICERS              27,317        223,916
     ACCRUED PROFESSIONAL FEES                            113,523        110,000
     PREFERRED STOCK DIVIDEND PAYABLE                      84,712              0
     INCOME TAXES PAYABLE                                  10,000         10,000
                                                     ------------   ------------

          TOTAL CURRENT LIABILITIES                       748,777        707,698
                                                     ------------   ------------

NON-CURRENT LIABILITIES:
     LONG-TERM PENSION LIABILITY                          440,156        320,140
     REAL ESTATE TAXES PAYABLE                            115,165        108,982
                                                     ------------   ------------

          TOTAL NON-CURRENT LIABILITIES                   555,321        429,122
                                                     ------------   ------------

LONG-TERM DEBT, RELATED PARTY                           1,262,000      2,687,000
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

   PREFERRED STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 9,102,655 AND
     9,102,655 SHARES ISSUED AND OUTSTANDING AT
     OCTOBER 31, 2008 AND 2007, RESPECTIVELY AND
     AGGREGATE LIQUIDATION PREFERENCE OF $10.00
     PER SHARE FOR $ 91,026,550 AND $ 91,026,550
     AT OCTOBER 31, 2008 AND 2007, RESPECTIVELY            91,027         91,027

   COMMON STOCK, $0.01 PAR VALUE:
     10,000,000 SHARES AUTHORIZED; 5,313,794
     SHARES ISSUED & 4,326,929 SHARES OUTSTANDING
     AT OCTOBER 31, 2008 AND 2007, RESPECTIVELY            53,138         53,138

   ADDITIONAL PAID-IN CAPITAL                          28,322,341     28,322,341

   ACCUMULATED DEFICIT                                (15,025,327)   (14,885,103)

   986,865 SHARES OF COMMON STOCK
     HELD IN TREASURY, AT COST                        (11,003,545)   (11,003,545)

   COMPREHENSIVE INCOME (LOSS):
     PENSION VALUATION RESERVE                         (1,706,472)    (1,592,262)
                                                     ------------   ------------

                                                          731,162        985,596
                                                     ------------   ------------

                                                     $  3,297,260   $  4,809,416
                                                     ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME

                                                        October 31,
                                          ----------------------------------------
                                             2008          2007           2006
                                          -----------   -----------   ------------
REAL ESTATE OPERATIONS:

   REAL ESTATE REVENUES:
     SALE OF REAL ESTATE                  $ 1,190,000   $    75,000   $    580,000
     OUTSIDE REAL ESTATE RENT                 458,086       492,435        519,734
     EXCHANGE BUILDING RENT                    33,270        30,870         33,134
                                          -----------   -----------   ------------
                                            1,681,356       598,305      1,132,868
                                          -----------   -----------   ------------

   REAL ESTATE EXPENSES:
     COST OF REAL ESTATE SOLD                 177,368        56,711        338,756
     LABOR, OPERATING AND MAINTENANCE          78,979        79,362         90,674
     DEPRECIATION AND AMORTIZATION             22,200        22,175         23,676
     TAXES OTHER THAN INCOME TAXES             26,061        26,400         37,200
     LOSS ON ABANDONMENT                            0        11,275              0
     GENERAL AND ADMINISTRATIVE                44,585        42,822         32,400
                                          -----------   -----------   ------------
                                              349,193       238,745        522,706
                                          -----------   -----------   ------------

INCOME FROM REAL ESTATE OPERATIONS          1,332,163       359,560        610,162
                                          -----------   -----------   ------------

STOCKYARD OPERATIONS:

   STOCKYARD REVENUES:
     YARD HANDLING AND AUCTION              2,429,621     2,681,159      2,949,367
     FEED AND BEDDING INCOME                  189,004       182,430        147,147
     RENTAL & OTHER INCOME                    150,005       167,536        174,674
                                          -----------   -----------   ------------
                                            2,768,630     3,031,125      3,271,188
                                          -----------   -----------   ------------

   STOCKYARD EXPENSES:
     LABOR AND RELATED COSTS                1,399,164     1,412,823      1,361,572
     OTHER OPERATING AND MAINTENANCE          844,887       797,973        796,627
     FEED AND BEDDING EXPENSE                 173,371       161,776        129,012
     DEPRECIATION AND AMORTIZATION             19,817        19,817         21,597
     TAXES OTHER THAN INCOME TAXES            168,030       174,883        166,256
     GENERAL AND ADMINISTRATIVE               353,945       356,169        320,829
                                          -----------   -----------   ------------
                                            2,959,214     2,923,441      2,795,893
                                          -----------   -----------   ------------

(LOSS) INCOME FROM STOCKYARD OPERATIONS      (190,584)      107,684        475,295
                                          -----------   -----------   ------------

GENERAL AND ADMINISTRATIVE EXPENSE         (1,070,536)   (1,114,429)    (1,195,596)
                                          -----------   -----------   ------------

INCOME (LOSS) FROM OPERATIONS                  71,043      (647,185)      (110,139)
                                          -----------   -----------   ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE (LOSS) INCOME
                                  Continued ...

                                                                October 31,
                                                  -------------------------------------
                                                     2008         2007          2006
                                                  ----------   ----------   -----------
OTHER (EXPENSES) INCOME:

   INTEREST AND OTHER INCOME                          55,021      125,986        96,296

   INTEREST EXPENSE-RELATED PARTY                   (176,776)    (268,993)     (270,482)

   INCOME (LOSS) FROM ART OPERATIONS                  (4,800)      17,124        (6,520)

   LOSS - WRITE DOWN ART INVENTORY                         0      (89,122)            0

   LOSS ON SALE OF JOINT VENTURE                           0      (86,020)            0

   OTHER EXPENSE                                           0            0       (31,579)
                                                  ----------   ----------   -----------

                                                    (126,555)    (301,025)     (212,285)
                                                  ----------   ----------   -----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES      (55,512)    (948,210)     (322,424)

PROVISION FOR INCOME TAXES                                 0            0             0
                                                  ----------   ----------   -----------

NET (LOSS) INCOME                                    (55,512)    (948,210)     (322,424)

OTHER COMPREHENSIVE (LOSS) INCOME:

   MINIMUM PENSION LIABILITY ADJUSTMENT             (114,210)     233,635       236,456
                                                  ----------   ----------   -----------

COMPREHENSIVE (LOSS)                              $ (169,722)  $ (714,575)  $   (85,968)
                                                  ==========   ==========   ===========

NET (LOSS) INCOME PER COMMON SHARE:

   - BASIC                                        $    (0.03)  $    (0.25)  $     (0.10)

   - DILUTED                                      $    (0.03)  $    (0.25)  $     (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES:

   - BASIC                                         4,326,929    4,326,929     4,326,929

   - DILUTED                                       4,326,929    4,326,929     4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 2008, 2007, AND 2006

                                    COMMON STOCK          PREFERRED STOCK
                                  NUMBER                 NUMBER
                                    OF                     OF
                                  SHARES     AMOUNT      SHARES     AMOUNT

BALANCE, NOVEMBER 1, 2005       5,313,794   $ 53,138   7,050,836   $ 70,508
   NET INCOME                           0          0           0          0
   PREFERRED STOCK DIVIDEND             0          0     963,301      9,633
   MINIMUM PEN. LIAB. ADJ.              0          0           0          0
                                --------------------   --------------------

BALANCE, OCTOBER 31, 2006       5,313,794   $ 53,138   8,014,137   $ 80,141
   NET LOSS                             0          0           0          0
   PREFERRED STOCK DIVIDEND             0          0   1,088,518     10,886
   DISTRIBUTION                         0          0           0          0
   MINIMUM PEN. LIAB. ADJ.              0          0           0          0
                                --------------------   --------------------

BALANCE, OCTOBER 31, 2007       5,313,794   $ 53,138   9,102,655   $ 91,027
   NET LOSS                             0          0           0          0
   PREFERRED STOCK DIVIDEND             0          0           0          0
   MINIMUM PEN. LIAB. ADJ.              0          0           0          0
                                --------------------   --------------------
BALANCE, OCTOBER 31, 2008       5,313,794   $ 53,138   9,102,655   $ 91,027
                                ====================   ====================

                                 ADDITIONAL                                    TREASURY STOCK,
                                   PAID-IN      ACCUMULATED    COMPREHENSIVE       AT COST
                                   CAPITAL        DEFICIT       (LOSS)INCOME   986,865 SHARES
BALANCE, NOVEMBER 1, 2005       $ 28,137,647   ($13,396,580)    ($2,048,687)    ($11,003,545)
   NET INCOME                              0       (322,424)              0                0
   PREFERRED STOCK DIVIDEND           86,711        (92,194)              0                0
   MINIMUM PEN. LIAB. ADJ.                 0              0         236,456                0
                                ------------   ------------     -----------     ------------

BALANCE, OCTOBER 31, 2006       $ 28,224,358   ($13,811,198)    ($1,812,231)    ($11,003,545)
   NET LOSS                                0       (948,210)              0                0
   PREFERRED STOCK DIVIDEND           97,983       (104,717)              0                0
   DISTRIBUTION                            0        (20,978)              0                0
   MINIMUM PEN. LIAB. ADJ.                 0              0         219,969                0
                                ------------   ------------     -----------     ------------

BALANCE, OCTOBER 31, 2007       $ 28,322,341   ($14,885,103)    ($1,592,262)    ($11,003,545)
   NET LOSS                                0        (55,512)              0                0
   PREFERRED STOCK DIVIDEND                0        (84,712)              0                0
   MINIMUM PEN. LIAB. ADJ.                 0              0        (114,210)               0
                                ------------   ------------     -----------     ------------

BALANCE, OCTOBER 31, 2008       $ 28,322,341   ($15,025,327)    ($1,706,472)    ($11,003,545)
                                ============   ============     ===========     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         OCTOBER 31,
                                                           --------------------------------------
                                                               2008          2007         2006
                                                           ------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                $    (55,512)  $ (948,210)  $ (322,424)
                                                           ------------   ----------   ----------

   ADJUSTMENTS TO RECONCILE NET (LOSS)
      INCOME TO NET CASH (USED) BY OPERATING ACTIVITIES:

      DEPRECIATION AND AMORTIZATION                              42,017       41,992       45,273
      GAIN ON SALES OF REAL ESTATE                           (1,012,632)     (18,289)    (241,244)
      LOSS ON ABANDONMENT                                             0       11,275            0
      LOSS ON SALE OF JOINT VENTURE                                   0       86,020            0
      LOSS (GAIN) ON ART SALES (NET OF RESERVE)                       0      (17,124)       6,520
      MINIMUM PENSION LIABILITY ADJUSTMENT                     (114,210)     219,969      236,456
      VALUATION RESERVE - ART INVENTORY                               0       89,122            0
      PREFERRED STOCK ISSUED IN LIEU OF OFFICER
         COMPENSATION                                                 0        4,150        4,150

DECREASE (INCREASE) IN ASSETS:

      NOTES AND ACCOUNTS RECEIVABLE                             (71,261)      41,249       54,776
      STOCKYARDS INVENTORY                                       (7,665)      (5,491)         385
      PREPAID EXPENSES                                           15,884        5,046         (987)
      RESTRICTED CASH - LETTER OF CREDIT                       (100,000)           0            0
      RESTRICTED CASH - TRANSIT INSURANCE                        18,216        4,794       (8,418)

INCREASE (DECREASE) IN LIABILITIES:

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      94,201      (13,863)    (100,587)
      PENSION PLAN PAYABLE                                      175,258      (43,298)    (120,616)
      SALARIES AND INTEREST PAYABLE - OFFICERS                 (196,599)     307,345      (58,386)
      ACCRUED PROFESSIONAL FEES                                   3,523       (2,417)     (27,583)
      COMMERCIAL RENT TAX PAYABLE                                     0      (61,500)      61,500
      REAL ESTATE TAXES PAYABLE                                   6,183        4,545      (27,563)
                                                           ------------   ----------   ----------

         TOTAL ADJUSTMENTS                                   (1,147,085)     653,525     (176,324)
                                                           ------------   ----------   ----------

NET CASH USED BY OPERATING ACTIVITIES                        (1,202,597)    (294,685)    (498,748)
                                                           ------------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   PROCEEDS FROM SALES OF REAL ESTATE                         1,190,000       75,000      580,000
   PROCEEDS FROM SALES OF ART                                         0       63,198       28,800
   PROCEEDS FROM MORTGAGE NOTE RECEIVABLE                     1,600,000      150,000            0
   PROCEEDS FROM SALE OF JOINT VENTURE                                0       25,000            0
   COSTS RELATING TO SALES OF REAL ESTATE                      (104,368)     (10,236)    (135,201)
   COSTS RELATING TO SALES OF ART - NET                               0      (18,473)     (15,920)
   CAPITAL EXPENDITURES                                         (64,845)           0            0
                                                           ------------   ----------   ----------

   NET CASH PROVIDED BY INVESTING ACTIVITIES                  2,620,787      284,489      457,679
                                                           ------------   ----------   ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Continued...

                                                           OCTOBER 31,
                                              ------------------------------------
                                                  2008          2007        2006
                                              ------------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATIONS      (1,425,000)          0           0
                                              ------------   ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES       (1,425,000)          0           0
                                              ------------   ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (6,810)    (10,196)    (41,069)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR           27,925      38,121      79,190
                                              ------------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR      $     21,115   $  27,925   $  38,121
                                              ============   =========   =========

                                                           OCTOBER 31,
                                              ------------------------------------
                                                  2008          2007        2006
                                              ------------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:

   INTEREST                                   $    176,776   $ 268,993   $ 270,482
                                              ============   =========   =========

   INCOME TAXES                               $          0   $   5,000   $  11,000
                                              ============   =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

   PREFERRED STOCK DIVIDENDS                  $     84,712   $ 104,717   $  92,194
                                              ============   =========   =========

   PROCEEDS FROM SALE OF ART INVENTORY
     APPLIED TO REDUCE SALARIES AND
     INTEREST PAYABLE - OFFICERS              $          0   $  95,302   $       0
                                              ============   =========   =========

   LOSS INCURRED FROM SALE OF ART INVENTORY
     TO RELATED PARTY REPORTED AS A
     DISTRIBUTION TO SHAREHOLDER              $          0   $  20,978   $       0
                                              ============   =========   =========

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

      Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2009. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

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

      B) Investments in Joint Venture -- Investments in joint ventures in which ownership interest range from 20% to 50% or less are accounted for under the equity method. During the 2007 fiscal year the Company sold its investment back to the Joint Venture at the Company's original purchase price of $25,000 and recorded a loss of approximately $86,000 on the sale. The operating results of the joint venture were accounted for on the equity method for fiscal year 2006 and were not material to financial statement presentation and were therefore included in other income from real estate operations.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      E) Art Inventory Held for Sale - Inventory of art consisting of antiquities only as of October 31, 2008 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2008 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      k) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, $5,000 and $11,000 and interest payments of $177,000, $269,000 and $270,000 in 2008,
2007 and 2006, respectively.

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

      N) Recently Issued Accounting Pronouncements -- In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company continues to evaluation the impact of SFAS No. 157 and FSP 157-2 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company's financial position, results of operations or cash flows.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

applied instrument by instrument (with a few exceptions, is revocable and is applied only to entire instruments and not to portions of instruments. This new standard becomes effective for fiscal years that begin after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. The Company continues to evaluate the impact of SFAS No. 159 on its consolidated financial statements.

      In December 2007, FASB issued FASB Statement No. 141R, BUSINESS COMBINATIONS (Statement 141R) and FASB Statement No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT TO ARB NO. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interest, and good will acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests (previously referred as minority interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

3.    MORTGAGE NOTE RECEIVABLE

      On November 1, 2004 Canal sold its Exchange Building and the associated five acres of land located in South Saint Paul, Minnesota on a contract for deed for $1,750,000, generating operating income of approximately $850,000. Canal issued a mortgage note for the full sales price, which note carried interest at a rate of 4.12% per annum, payable in equal monthly installments. The mortgage note was due and payable in full on October 31, 2007.

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

4.    IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of October 31, 2008, 2007 and 2006.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2008, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $177,000, $269,000 and $270,000 for the years ended October 31, 2008, 2007 and 2006, respectively.

      At October 31, 2008, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

                                                        October 31,
                                                    ------------------
($ 000's Omitted)                                    2008       2007
-----------------                                   -------   --------

Variable rate mortgage notes due
   May 15, 2012 - related party (see Note 16) ....  $ 1,262   $  2,687
Less -- current maturities .......................        0          0
                                                    -------   --------
Long-term debt ...................................  $ 1,262   $  2,687
                                                    -------   --------

      The following table summarizes the Company's commitments as of October 31, 2008 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                         More
                                        Less Than    1 - 3     3 - 5     Than
                                Total    1 year      Years     Years    5 Yrs.
                               -------  ---------   -------   -------   ------

Pension Plan Liability (a)     $   590  $     150   $   210   $   230   $    0
Mortgage Notes Payable (b)       1,262          0     1,262         0        0
                               -------  ---------   -------   -------   ------

                               $ 1,852  $     150   $ 1,472   $   230   $    0
                               -------  ---------   -------   -------   ------

      (a) See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (b) The mortgage notes are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    INCOME TAXES

      Significant components of the Company's deferred asset/(liability) as of October 31, 2008, 2007 and 2006 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

                                                2008       2007      2006
                                               -------   -------   -------

      Total Gross Deferred Tax assets          $ 4,000   $ 3,920   $ 4,470
      Less - Valuation Allowance                (4,000)   (3,920)   (4,470)
                                               -------   -------   -------
      Net Deferred Tax Assets                  $     0   $     0   $     0
                                               -------   -------   -------

      Total Gross Deferred Tax Liability       $     0   $     0   $     0
                                               -------   -------   -------

      Net Deferred Tax Asset (Liability)       $     0   $     0   $     0
                                               -------   -------   -------

      Actual income tax (benefit) expense differs from the "expected" tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

                                                2008       2007      2006
                                               -------   -------   -------

      Computed Expected Tax (Benefit)Expense   $   (19)  $  (332)  $  (110)
      Change in Valuation Allowance                 13       437       106
      Inventory Valuation Differences                0      (111)       19
      Other                                          6         6       (15)
                                               -------   -------   -------
                                               $     0   $     0   $     0
                                               -------   -------   -------

      At October 31, 2008, the Company has net operating loss carryforwards of approximately $10,800,000 that expire through 2028. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $80,000, $(550,000) and $(106,000) during the years ended October 31, 2008, 2007 and 2006, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

      In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company applied the provisions of this interpretation on November 1, 2007. The provisions of FIN 48 were applied to all existing uncertain income tax provisions on the effective date. Upon the implementation of FIN 48, any cumulative effect of this Interpretation would be required to be reported as an adjustment to the opening balance of retained earnings. The implementation of FIN 48 did not have any impact on the Company's financial statements.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    LEASE COMMITMENTS

      Canal leases approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,400. This lease expires May 31, 2010. Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of October 31, 2008 are $24,000 and $14,000 in fiscal 2009 and 2010, respectively. There are no commitments extending past five years. Net rent expense under these and other operating leases was $23,000, $19,000 and $17,000 for the years ended October 31, 2008, 2007 and 2006.

8.    STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at October 31, 2008, 2007 or 2006.

9.    PENSION VALUATION RESERVE

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.   ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining antiquities art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory.

      There were no art sales in fiscal 2008. Canal's art operations have generated a loss of $5,000, income of $17,000 and a loss of $7,000 on revenues of approximately $0, $59,000 and $29,000 for the years ended October 31, 2008, 2007 and 2006, respectively. In fiscal 2007, Canal sold its remaining 13 pieces of contemporary art, 12 of which were sold to a related party, (see note 24). Additionally, in fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value of $100,000 at both October 31, 2008 and 2007.

      Antiquities art represented 100% of total art inventory at both October 31, 2008 and 2007, respectively.

      The Company classified its art inventory for the two years ended October 31, 2008 and 2007 as follows ($ 000's Omitted):

                               2008         2007
                             -------      -------

            Antiquities      $   496      $   496
            Val. Allow.         (396)        (396)
                             -------      -------

            Net Value        $   100      $   100
                             -------      -------

      The Company's valuation allowance for the three years ended October 31, 2008, 2007 and 2006 is as follows:

                                             Bal. Start                 Bal. End
                                              of Period   Reductions   of Period
                                             ----------   ----------   ---------

Year ended October 31, 2008
   Deducted from art inventories:
      Reserve for valuation allowance          $   396      $    0      $   396

Year ended October 31, 2007
   Deducted from art inventories:
      Reserve for valuation allowance          $   713      $ (317)     $   396

Year ended October 31, 2006
   Deducted from art inventories:
      Reserve for valuation allowance          $   768      $  (55)     $   713

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months. The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. In fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management's estimate of the inventories net realizable value at October 31, 2007. Additionally, in fiscal 2007 Canal applied against sales $405,600 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $396,522 as of October 31, 2007 as compared to $713,000 at October 31, 2006.

11.   401(k) Plan

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $18,000 and $22,000 for each of fiscal 2008 and 2007, respectively.

12.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

                                                       October 31,
                                               2008                 2007
                                       -------------------   ------------------
                                                   ($ 000's Omitted)
                                                  -------------------

                                       Carrying     Fair     Carrying     Fair
                                        Amount     Value      Amount     Value
                                       --------   --------   --------   -------
Cash and cash equivalents              $     21   $     21   $     28   $    28
                                       --------   --------   --------   -------

Mortgage note receivable               $      0   $      0   $  1,600   $ 1,600
                                       --------   --------   --------   -------

Long-term debt                         $  1,262         (b)  $  2,687        (b)
                                       --------   --------   --------   -------

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

      During each of the fiscal years ended October 31, 2008, 2007 and 2006, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2008, 2007 and 2006. Dividends accrued or declared on preferred stock during the years ended October 31, 2008, 2007 and 2006 were approximately $85,000, $105,000 and $92,000.

      Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

      Basic and diluted earnings (losses) available to common stockholders at October 31, 2008, 2007 and 2006 were:

                                           For the Year Ended October 31, 2008
                                         ---------------------------------------
                                            Income        Shares       Per-share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------   ---------

Net (loss)                               $   (56,000)
Less preferred stock dividends               (85,000)
                                         -----------

(Loss) available to common stock-
   holders-diluted earnings per share    $  (141,000)    4,327,000      $(0.03)
                                         ===========     =========      ======

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
                                         ===========     =========      ======

                                           For the Year Ended October 31, 2006
                                         ---------------------------------------
                                            Income         Shares      Per-share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------   ---------

Net income                               $  (332,000)
Less preferred stock dividends               (92,000)
                                         -----------

Income available to common stock-
   holders-diluted earnings per share    $  (414,000)    4,327,000      $(0.10)
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

                                                       October 31,
                                         -------------------------------------
      ($ 000's Omitted)                     2008          2007          2006
      -----------------                  ---------     ---------     ---------

      Identifiable assets:
         Real estate .................   $   1,737     $   3,433     $   3,775

         Stockyard operations ........       1,357         1,273         1,345

         Corporate ...................         203           103           339
                                         ---------     ---------     ---------

                                         $   3,297     $  4,809      $   5,459
                                         ---------     ---------     ---------

      ($ 000's Omitted)                     2008          2007          2006
      -----------------                  ---------     ---------     ---------
      Capital expenditures:
         Real estate .................   $       0     $       0     $       0
         Stockyard operations ........          65             0             0
         Corporate ...................           0             0             0
                                         ---------     ---------     ---------
                                         $      65     $       0     $       0
                                         ---------     ---------     ---------

      Income from real estate operations includes gains on sales of real estate of $1.0 million, $0.1 million and $0.2 million in 2008, 2007 and 2006, respectively.

15.   Minimum Future Rentals on Operating Leases

      Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $450,000, $475,000, $500,000, $525,000 and $550,000 for fiscal years 2009, 2010, 2011, 2012 and
2013, respectively.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2008. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2008, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

17.   Restricted Cash

      Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The October 31, 2008 balance in restricted cash-transit insurance of approximately $27,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

      Letter of Credit - This is a $100,000 deposit with Chase Bank to secure a Letter of Credit issued by the bank to the Hartford Insurance Company for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.   Property on Operating Leases

      Property on operating leases consist of approximately 28 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

      A schedule of the Company's property on operating leases at October 31, 2008 is as follows (000's omitted):


                                                Current Year
                                               (Retirements)
                         Historical Cost         Additions
                       -------------------   -----------------            Carrying
                                 Bldgs. &            Bldgs. &    Accum.     Value
Description (1)          Land    Imprvmts.    Land   Imprvmts.   Depr.    10/31/08
------------------     -------   ---------   -----   ---------   ------   --------
New York office
Various leasehold
improvements           $     0   $       8   $   0   $       0   $   (8)  $      0

9 acres of land
in Omaha, NE
Acquired in 1976         1,150          21       0           0      (14)     1,157

1 acre of land
in S. St. Paul, MN
Acquired in 1937            10         485       0           0     (406)        89

18 acres of land
in Sioux City, IA
Acquired in 1937           400           0       0           0        0        400
                       -------   ---------   -----   ---------   ------   --------
                       $ 1,560   $     514   $   0   $       0   $ (428)  $  1,646
                       =======   =========   =====   =========   ======   ========

      A schedule of the Company's reconciliation of property on operating leases carried for the three years ended October 31, 2008, 2007 and 2006 is as follows (000's omitted):

                                                2008      2007      2006
                                              -------   -------   -------

      Balance at beginning of year            $ 1,741   $ 1,763   $ 1,840
      Acquisitions and Improvements                 0         0         0
      Cost of property sold                       (73)        0       (53)
      Depreciation                                (22)      (22)      (24)
      Reclassifications                             0         0         0
                                              -------   -------   -------
      Balance at end of year                  $ 1,646   $ 1,741   $ 1,763
                                              -------   -------   -------

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

      A schedule of the Company's property used in stockyard operations at October 31, 2008 is as follows (000's omitted):

                                                Current Year
                                               (Retirements)
                         Historical Cost         Additions                Carrying
                                 Bldgs. &            Bldgs. &    Accum.     Value
Description (1)          Land    Imprvmts.    Land   Imprvmts.   Depr.    10/31/08
---------------        -------   ---------   -----   ---------   ------   --------
30 acres of land
in St. Joseph, MO
Acquired in 1942       $   902   $     265   $   0   $       0   $ (165)  $  1,002

30 acres of land
in Sioux Falls, SD
Acquired in 1937           100          89       0           0      (66)       123
                       -------   ---------   -----   ---------   ------   --------

                       $ 1,002   $     354   $   0   $       0   $ (231)  $  1,125
                       =======   =========   =====   =========   ======   ========

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the three years ended October 31, 2008, 2007 and 2006 is as follows (000's omitted):

                                                2008      2007      2006
                                              -------   -------   -------

      Balance at beginning of year            $ 1,080   $ 1,100   $ 1,121
      Acquisitions and Improvements                65         0         0
      Cost of property sold                         0         0         0
      Depreciation                                (20)      (20)      (21)
                                              -------   -------   -------
      Balance at end of year                  $ 1,125   $ 1,080   $ 1,100
                                              -------   -------   -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.   Property Held for Development or Resale

      Property held for development or resale consist of approximately 18 acres of land located in the midwest. This is undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at October 31, 2008 is as follows (000's omitted):

                                                Current Year
                                               (Retirements)
                         Historical Cost         Additions
                       -------------------   -----------------            Carrying
                                 Bldgs. &            Bldgs. &    Accum.     Value
Description (1)          Land    Imprvmts.    Land   Imprvmts.   Depr.    10/31/08
-----------------      -------   ---------   -----   ---------   ------   --------
16 acres of land
in St. Joseph, MO
Acquired in 1942       $    39         N/A     N/A   $       0      N/A   $     39

2 acres of land
in Sioux City, IA
Acquired in 1937            53         N/A     N/A           0      N/A         53
                       -------   ---------   -----   ---------   ------   --------

                       $    92   $       0   $ N/A   $       0   $    0   $     92
                       =======   =========   =====   =========   ======   ========

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three years ended October 31, 2008, 2007 and 2006 is as follows (000's omitted):

                                                2008     2007     2006
                                               ------   ------   ------

      Balance at beginning of year             $   92   $  149   $  300
      Acquisitions and Improvements                 0        0        0
      Cost of property sold                         0      (57)    (151)
      Reclassification of property                  0        0        0
                                               ------   ------   ------

      Balance at end of year                   $   92   $   92   $  149
                                               ------   ------   ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations (see Note 4).

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.   PREFERRED STOCK ISSUANCE

      On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 9,108,015 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2008 of 9,102,655. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. To date, dividends paid in additional stock have resulted in the issuance of 9,108,015 shares which were recorded at their fair value at the time of issuance.

      Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The last dividend payment (which was paid in additional stock) was for the quarter ended June 30, 2006. The dividend payable from July 1, 2006 through October 31, 2008 has been accrued but not paid. Additionally, the dividends payable through December 31, 2008 have been accrued but not paid. This results in the Company being in arrears on its quarterly dividends for six full quarters.

      Whenever quarterly dividends payable on the Preferred Stock are in arrears in the aggregate amount at least equal to six full quarterly dividends (which need not be consecutive), the number of directors constituting the Board of Directors of Canal shall be increased by two and the holders of the Preferred Stock shall have, in addition to the rights set forth above, the special right, voting separately as a single class, to elect two directors of Canal to fill such newly created directorships at the next succeeding annual meeting of shareholders (and at each succeeding annual meeting of shareholders thereafter until such cumulative dividends have been paid in full). The date of the next annual stockholder's meeting has not yet been determined.

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.   PENSION PLANS

      Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $50,000 for fiscal 2008, $91,000 for fiscal 2007 and $149,000 for fiscal 2006. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

      The following tables in accordance with FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension Plans sets forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2008 and 2007.

                                                       Plan Year
                                                   -----------------
               ($ 000's Omitted)                     2008      2007
               -----------------                   -------   -------

Change in benefit obligation

Benefit obligation at beginning of year            $ 1,786   $ 1,828
Service cost                                             8         6
Interest cost                                          104       100
Plan participants' contributions                         0         0
Amendments                                               0         0
Actuarial (gain) loss                                 (200)      (58)
Benefits paid                                         (180)      (90)
                                                   -------   -------

Benefit obligation at end of year                  $ 1,518   $ 1,786
                                                   -------   -------

Change in plan assets

Fair value of plan assets at beginning of year     $ 1,371   $ 1,354
Actual return on plan assets                          (232)       87
Employer contribution                                   50        91
Plan participants' contributions                         0         0
Plan expenses                                          (81)      (71)
Benefits paid                                         (180)      (90)
                                                   -------   -------

Fair value of plan assets at end of year           $   928   $ 1,371
                                                   -------   -------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                 Plan Year
                                                            -------------------
                    ($ 000's Omitted)                         2008       2007
                    -----------------                       --------   --------

Net Amount Recognized

Funded Status                                               $   (590)  $   (415)
                                                            --------   --------
Amounts Recognized in the Consolidated Balance Sheets as of October 31,

Current Liabilities                                         $   (150)  $    (95)
Non-current Liabilities                                         (440)      (320)
                                                            --------   --------

Net Amount Recognized                                       $   (590)  $   (415)
                                                            --------   --------
Amounts Recognized in Accumulated Other Comprehensive
   Income as of October 31,

Net Loss                                                    $  1,706   $  1,592
                                                            --------   --------
Information for Pension Plans With an Accumulated
   Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation                                $  1,518   $  1,786

Accumulated Benefit Obligation                                 1,507      1,772

Fair Value of Plan Assets                                        928      1,371

Components of Net Periodic Benefit Cost

Service Cost                                                $      8   $      6
Interest Cost                                                    105        100
Expected Return on Plan Assets                                  (112)      (107)
Amortization of Prior Service Costs                                0          0
Amortization of Net Loss or (Gain)                               110        269
                                                            --------   --------

Net Periodic Benefit Cost                                   $    111   $    268
                                                            --------   --------

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                 Plan Year
                                                            -------------------
                    ($ 000's Omitted)                         2008       2007
                    -----------------                       --------   --------

Additional Information

Decrease in Minimum Liability Included in Other
   Comprehensive Income, Net of $13,666 Recognized due
   to FAS 158 for change in Accrued Benefit Cost and
   Funded Status                                            $    000   $    220

Weighted-Average Assumptions Used to Determine Benefit
   Obligations at October 31

Discount Rate                                                   7.50%      6.00%

Rate of Compensation Increase                                   5.50%      5.50%

Weighted-Average Assumptions Used to Determine Net
   Periodic Benefit Cost for the Years Ended October 31

Discount Rate                                                   6.00%      5.75%

Expected Return on Plan Assets                                  8.00%      8.00%

Rate of Compensation Increase                                   5.50%      5.50%

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

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plan Assets

The company's pension plan weighted-average asset allocations at October 31, 2008 and 2007, by asset category are as follows:

                                                                Plan Year
                                                            ----------------
                                                             2008       2007
                                                            -----      -----
Asset Category
Equity Securities*                                           42.2%      36.6%
Debt Securities                                              30.0%      46.0%
Real Estate                                                   0.0%       0.0%
Other                                                        27.8%      17.4%
                                                            -----      -----

Total                                                       100.0%     100.0%
                                                            -----      -----

*  Includes   Canal  Capital   Corporation   common  stock  in  the  amounts  of
approximately $1,000 (0.0%) at both October 31, 2008 and 2007, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations. The assets will be reallocated from time to time to meet the target allocations. The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $150,000 to its pension plan in fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2009                          $ 124,000
2010                            129,000
2011                            141,000
2012                            137,000
2013                            142,000
2014 through 2018               765,000

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23.   QUARTERLY FINANCIAL DATA

      The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2008. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

                                         QUARTER ENDED
                          JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                            2008        2008       2008       2008       TOTAL
                          --------   ---------   --------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES      $    330   $     133   $  1,110   $    108   $  1,681
REAL ESTATE EXPENSES           112          42        148         47        349
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    218   $      91   $    962   $     61   $  1,332
                          --------   ---------   --------   --------   --------

STOCKYARD REVENUES        $    901   $     824   $    506   $    537   $  2,768
STOCKYARD EXPENSES             802         798        683        676      2,959
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $     99   $      26   $   (177)  $   (139)  $   (191)
                          --------   ---------   --------   --------   --------

NET INCOME (LOSS)         $     (8)  $    (190)  $    475   $   (333)  $    (56)
                          ========   =========   ========   ========   ========
NET INCOME (LOSS)
   PER COMMON SHARE:
BASIC & DILUTED           $  (0.01)  $   (0.05)  $   0.08   $  (0.05)  $  (0.03)
                          ========   =========   ========   ========   ========
WEIGHTED AVERAGE NUMBER
   OF SHARES:
BASIC & DILUTED              4,327       4,327      4,327      4,327      4,327
                          ========   =========   ========   ========   ========

                                         QUARTER ENDED
                          JAN. 31,   APRIL 30,   JULY 31,   OCT. 31,
                            2007        2007       2007       2007       TOTAL
                          --------   ---------   --------   --------   --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES      $    206   $     131   $    131   $    130   $    598
REAL ESTATE EXPENSES           101          43         42         53        239
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    105   $      88   $     89   $     77   $    359
                          --------   ---------   --------   --------   --------

STOCKYARD REVENUES        $  1,000   $     849   $    526   $    656   $  3,031
STOCKYARD EXPENSES             788         778        628        729      2,923
                          --------   ---------   --------   --------   --------
   OPERATING INCOME       $    212   $      71   $   (102)  $    (73)  $    108
                          --------   ---------   --------   --------   --------

NET INCOME (LOSS)         $     (8)  $    (222)  $   (336)  $   (382)  $   (948)
                          ========   =========   ========   ========   ========
NET INCOME (LOSS)
   PER COMMON SHARE:
BASIC & DILUTED           $  (0.01)  $   (0.06)  $  (0.08)  $  (0.10)  $  (0.25)
                          ========   =========   ========   ========   ========
WEIGHTED AVERAGE NUMBER
   OF SHARES:
BASIC & DILUTED              4,327       4,327      4,327      4,327      4,327
                          ========   =========   ========   ========   ========

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

24.   RELATED PARTY TRANSACTIONS

      At October 31, 2008, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $177,000, $269,000 and $270,000 for the years ended October 31, 2008, 2007 and 2006, respectively. At various times during fiscal 2008 certain holders of these notes agreed to defer interest payments in the amount of $17,000. This deferred interest liability will accrue additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2009. As of October 31, 2008, the balance due under these notes was $1,262,000 all of which is classified as long-term debt related party.

      In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company's Chairman. The 12 pieces were sold for $100,000 (of which $95,000 was used to repay deferred executive salaries payable) which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management, had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the nature of the current art market; general economic conditions; Canal's cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management, determined that it was in Canal's best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders' equity for the year ended October 31, 2007. There were no transactions of this nature in fiscal 2008.

25.   SUBSEQUENT EVENTS

      Property Sale - In December 2008 Canal entered into a contract to sell 16 acres of undeveloped land located in St. Joseph, Missouri for approximately $250,000. The Company expects to close this transaction in March 2009.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 2009.

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

        Signature                       Title                        Date
        ---------                       -----                        ----

/S/ Michael E. Schultz           President and Chief
------------------------   Executive Officer and Director
Michael E. Schultz          (Principal Executive Officer)      January 27, 2009

                               Vice President-Finance
/S/ Reginald Schauder          Secretary and Treasurer
------------------------      (Principal Financial and
Reginald Schauder                Accounting Officer)           January 27, 2009

/S/ Asher B. Edelman
------------------------        Chairman of the Board
Asher B. Edelman                    and Director               January 27, 2009