Form 10-Q
period 2009-01-31
CANAL CAPITAL CORP
filed 2009-03-12
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2009

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

      The number of shares of Common Stock, $.01 par value, outstanding at February 28, 2009 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 31, 2009

                                      INDEX

The following documents are filed as part of this report:

Part I - Financial Information ..............................................  3

Item I.  Condensed Financial Statements:

         Consolidated Balance Sheets - January 31, 2009
           and October 31, 2008 .............................................  4

         Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Three Month
           Periods ended January 31, 2009 and 2008 ..........................  6

         Consolidated Statements of Changes in Stockholders'
           Equity for the One Year and Three Month Periods
           ended October 31, 2008 and January 31, 2009 ......................  8

         Consolidated Statements of Cash Flows for the
           Three Month Periods ended January 31, 2009 and
           2008 .............................................................  9

         Notes to Consolidated Financial Statements ......................... 11

Item II. Management's Discussion and Analysis of
         Financial Condition ................................................ 27

         Liquidity and Capital Resources .................................... 36

         Other Factors ...................................................... 38

Item III.Quantitative and Qualitative Disclosures
         About Market Risk .................................................. 38

Item IV. Controls and Procedures ............................................ 39

Part II  Other Information .................................................. 40

         Items 1 through 6 .................................................. 41

         Signatures and Certifications ...................................... 42

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2009 AND OCTOBER 31, 2008

                                                               JAN. 31,      OCT.  31,
                                                                 2009          2008
                                                             (UNAUDITED)     (AUDITED)
                                                             -----------     ---------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                             $   19,662      $   21,115

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH JAN.31, 2009 AND OCTOBER 31, 2008,                212,023         147,140

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $396,522 AT JANUARY 31, 2009 AND
         OCTOBER 31, 2008                                       100,000         100,000

       STOCKYARDS INVENTORY                                      11,919          24,426

       PREPAID EXPENSES                                          48,435          12,955
                                                             ----------      ----------

            TOTAL CURRENT ASSETS                                392,039         305,636
                                                             ----------      ----------
NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
             ACCUMULATED DEPRECIATION OF $433,549
             AND $427,799 AT JANUARY 31, 2009 AND
             OCTOBER 31, 2008, RESPECTIVELY                   1,640,257       1,645,807
                                                             ----------      ----------
       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
             ACCUMULATED DEPRECIATION OF $235,641 AND
             $230,687 AT JANUARY 31, 2009 AND OCTOBER
             31, 2007, RESPECTIVELY                           1,119,917       1,124,871
                                                             ----------      ----------
  OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                   91,510          91,510
       RESTRICTED CASH - LETTER OF CREDIT                       100,000         100,000
       RESTRICTED CASH - TRANSIT INSURANCE                       40,445          26,736
       DEPOSITS AND OTHER ASSETS                                  2,700           2,700
                                                             ----------      ----------

                                                                234,655         220,946
                                                             ----------      ----------

                                                             $3,386,868      $3,297,260
                                                             ==========      ==========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2009 AND OCTOBER 31, 2008

                                                        JAN.31, 2009       OCT.31, 2008
                                                         (UNAUDITED)        (AUDITED)
                                                         -----------        ---------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $    383,281     $    363,306
       PENSION PLAN PAYABLE                                   149,919          149,919
       SALARIES AND INTEREST PAYABLE - OFFICERS               155,867           27,317
       ACCRUED PROFESSIONAL FEES                               97,782          113,523
       PREFERRED STOCK DIVIDEND PAYABLE                       102,712           84,712
       INCOME TAXES PAYABLE                                    10,000           10,000
                                                         ------------     ------------
         TOTAL CURRENT LIABILITIES                            899,561          748,777
                                                         ------------     ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                            440,156          440,156
       REAL ESTATE TAXES PAYABLE                              143,816          115,165
                                                         ------------     ------------
         TOTAL NON-CURRENT LIABILITIES                        583,972          555,321
                                                         ------------     ------------

LONG-TERM DEBT, RELATED PARTY                               1,262,000        1,262,000
                                                         ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 9,102,655
       SHARES ISSUED AND OUTSTANDING AT JANUARY 31,
       2009 AND OCTOBER 31, 2008, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
       SHARE FOR $ 91,026,550 AT JANUARY 31, 2009
       AND OCTOBER 31, 2008, RESPECTIVELY                      91,027           91,027

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT JANUARY 31, 2009 AND OCTOBER 31,
       2008, RESPECTIVELY                                      53,138           53,138

  ADDITIONAL PAID-IN CAPITAL                               28,322,341       28,322,341

  ACCUMULATED DEFICIT                                     (15,145,154)     (15,025,327)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                          (11,003,545)     (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                              (1,676,472)      (1,706,472)
                                                         ------------     ------------
                                                              641,335         731,162_
                                                         ------------     ------------

                                                         $  3,386,868     $  3,297,260
                                                         ============     ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

                                                       2009             2008
                                                    (UNAUDITED)      (UNAUDITED)
                                                    -----------      -----------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                      0          200,000
    OUTSIDE REAL ESTATE RENT                            95,999          122,561
    EXCHANGE BUILDING RENTAL INCOME                      7,713            7,718
                                                     ---------        ---------
                                                       103,712          330,279
                                                     ---------        ---------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                                 0           72,567
    LABOR, OPERATING AND MAINTENANCE                    15,166           17,769
    DEPRECIATION AND AMORTIZATION                        5,550            5,550
    TAXES OTHER THAN INCOME TAXES                        6,150            5,400
    GENERAL AND ADMINISTRATIVE                           9,900           10,940
                                                     ---------        ---------
                                                        36,766          112,226
                                                     ---------        ---------

INCOME FROM REAL ESTATE OPERATIONS                      66,946          218,053
                                                     ---------        ---------
STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                        $ 715,872        $ 800,431
    FEED AND BEDDING INCOME                             58,034           57,694
    RENTAL & OTHER INCOME                               40,609           42,809
                                                     ---------        ---------
                                                       814,515          900,934
                                                     ---------        ---------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            350,006          374,782
    OTHER OPERATING AND MAINTENANCE                    183,869          216,421
    FEED AND BEDDING EXPENSE                            42,877           56,216
    DEPRECIATION AND AMORTIZATION                        4,954            4,954
    TAXES OTHER THAN INCOME TAXES                       44,163           41,700
    GENERAL AND ADMINISTRATIVE                         100,163          108,131
                                                     ---------        ---------
                                                       726,032          802,204
                                                     ---------        ---------

INCOME FROM STOCKYARD OPERATIONS                        88,483           98,730
                                                     ---------        ---------

GENERAL AND ADMINISTRATIVE EXPENSE                    (224,683)        (283,850)
                                                     ---------        ---------

(LOSS) INCOME FROM OPERATIONS                          (69,254)          32,933
                                                     ---------        ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
                                  Continued ...

                                                     2009              2008
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                                177             23,602
  INTEREST EXPENSE                                   (31,550)           (63,529)
  ART SALES AND OPERATIONS                            (1,200)            (1,200)
                                                 -----------       ------------

                                                     (32,573)           (41,127)
                                                 -----------       ------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                      (101,827)            (8,194)
PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------       ------------

NET (LOSS)                                          (101,827)            (8,194)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                30,000             63,000
                                                 -----------       ------------

COMPREHENSIVE (LOSS) INCOME                      $   (71,827)      $     54,806
                                                 ===========       ============

EARNINGS (LOSS) PER COMMON SHARE:

   NET (LOSS)                                    $  (101,827)      $     (8,194)

   LESS PREFERRED STOCK DIVIDEND                     (18,000)           (27,000)
                                                 -----------       ------------

(LOSS) AVAILABLE TO COMMON STOCKHOLDERS          $  (119,827)      $    (35,194)
                                                 -----------       ------------

NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                              $     (0.03)      $      (0.01)
                                                 ===========       ============

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,326,929          4,326,929
                                                 ===========       ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2008 (AUDITED) AND
             FOR THE THREE MONTHS ENDED JANUARY 31, 2009 (UNAUDITED)

                                       COMMON STOCK                     PREFERRED STOCK
                                     NUMBER                           NUMBER
                                       OF                               OF
                                     SHARES          AMOUNT           SHARES           AMOUNT
BALANCE, OCTOBER 31, 2007           5,313,794     $     53,138        9,102,655     $     91,027
 NET LOSS                                   0                0                0                0
 PREFERRED STOCK DIVIDEND                   0                0                0                0
 MINIMUM PEN. LIAB. ADJ.                    0                0                0                0
                                   ---------------------------     -----------------------------

BALANCE, OCTOBER 31, 2008           5,313,794     $     53,138        9,102,655     $     91,027
 NET LOSS                                   0                0                0                0
 PREFERRED STOCK DIVIDEND                   0                0                0                0
 MINIMUM PEN. LIAB. ADJ.                    0                0                0                0
                                   ---------------------------     -----------------------------

BALANCE, JANUARY 31, 2009           5,313,794     $     53,138        9,102,655     $     91,027
                                   ===========================     =============================

                                   ADDITIONAL                                         TREASURY
                                    PAID-IN       ACCUMULATED      COMPREHENSIV         STOCK,
                                    CAPITAL         DEFICIT             LOSS           AT COST
BALANCE, OCTOBER 31, 2007        $ 28,322,341     ($14,885,103)    ($ 1,592,262)    ($11,003,545)
 NET LOSS                                   0          (55,512)               0                0
 PREFERRED STOCK DIVIDEND                   0          (84,712)               0                0
 MINIMUM PEN. LIAB. ADJ.                    0                0         (114,210)               0
                                 ------------     ------------     ------------     ------------

BALANCE, OCTOBER 31, 2008        $ 28,322,341     ($15,025,327)    ($ 1,706,472)    ($11,003,545)
 NET LOSS                                   0         (101,827)               0                0
 PREFERRED STOCK DIVIDEND                   0          (18,000)               0                0
 MINIMUM PEN. LIAB. ADJ.                    0                0           30,000                0
                                 ------------     ------------     ------------     ------------
BALANCE, JANUARY 31, 2009        $ 28,322,341     ($15,145,154)    ($ 1,676,472)    ($11,003,545)
                                 ============     ============     ============     ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

                                                      JAN. 2009      JAN. 2008
                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                           $ (101,827)     $   (8,194)
                                                     ----------      ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  (USED IN) OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                         10,504          10,504

   GAIN ON SALES OF REAL ESTATE                               0        (127,433)

   MINIMUM PENSION LIABILITY ADJUSTMENT                  30,000          63,000

DECREASE (INCREASE) IN ASSETS:

   NOTES AND ACCOUNTS RECEIVABLE                        (64,883)        (66,722)

   STOCKYARDS INVENTORY                                  12,507          (8,261)

   PREPAID EXPENSES                                     (35,480)        (44,227)

   RESTRICTED CASH - TRANSIT INSURANCE                  (13,709)         (7,647)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 19,975         (15,920)

   PENSION PLAN PAYABLE                                       0         (72,165)

   SALARIES AND INTEREST PAYABLE - OFFICERS             128,550        (213,916)

   ACCRUED PROFESSIONAL FEES                            (15,741)            458

   REAL ESTATE TAXES PAYABLE                             28,651         (71,397)
                                                     ----------      ----------

        TOTAL ADJUSTMENTS                               100,374        (553,726)
                                                     ----------      ----------

NET CASH (USED IN) OPERATING  ACTIVITIES                 (1,453)       (561,920)
                                                     ----------      ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
                                  Continued ...

                                                    JAN. 2009        JAN. 2008
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                         0        1,400,000
  POOCEEDS FROM SALE OF ART                                  0          200,000
  COSTS RELATING TO SALES OF REAL ESTATE                     0          (52,567)
                                                   -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                    0        1,547,433
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATION                    0       (1,000,000)
                                                   -----------      -----------

NET CASH USED BY FINANCING ACTIVITIES                        0       (1,000,000)
                                                   -----------      -----------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (1,453)         (14,487)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               21,115           27,925
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $    19,662      $    13,348
                                                   ===========      ===========

                                                           JANUARY 31,
                                                           -----------
                                                      2009              2008
                                                      ----              ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                         $    31,550      $    63,529
                                                   ===========      ===========
  INCOME TAXES                                     $         0      $         0
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                        $    18,000      $    27,000
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2009

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

      Real estate operations resulted in operating income of $67,000 and $218,000 for the three month periods ended January 31, 2009 and 2008, respectively. There were no real estate sales in fiscal 2009. Included in the 2008 real estate operating income is a $127,000 gain on the sale of approximately 1 acre of land and the associated improvements located in South Saint Paul, Minnesota. Additionally, real estate operations contributed $104,000 and $330,000 to Canal's revenues for the three month periods ended January 31, 2009 and 2008, respectively.

      As of January 31, 2009, there are approximately 18 acres (sixteen of which are currently under contract to be sold) of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $12,000 and $24,000 at January 31, 2009 and October 31, 2008, respectively.

      Stockyard operations resulted in operating income of $88,000 and $99,000 for the three month periods ended January 31, 2009 and 2008, respectively. Additionally, stockyard operations contributed $815,000 and $901,000 to Canal's revenues for the three month periods ended January 31, 2009 and 2008, respectively.

      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A) Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries ("the Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      B) Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 18 acres (16 of which are currently under contract to be sold) located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      C) Expenditures for maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

      D) Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation.

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

      I) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller's receivable is not subject to future subordination and the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

      Other Income (Expense) Items -- Art sales are recognized using the specific identification method, when the piece is shipped to the purchaser. Art owned by Canal which is on consignment, joint venture, or being examined in contemplation of sale is not removed from inventory and not recorded as a sale until notice of sale or acceptance has been received. The sale of investments available for sale, if any, are recognized on a specific identification method, on a trade date basis.

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

      M) Recently  Issued  Accounting  Pronouncements  -- In September 2006, the
FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company's 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company evaluated the impact of SFAS No. 157 and FSP 157-2 on its consolidated financial statements, and has determined the impact of adopting this standard does not have a material effect on the Company's financial position, results of operations or cash flows.

      3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2009 and the results of its operations and its cash flows for the three month period ended January 31, 2009. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2008 and the notes thereto which are contained in Canal's 2008 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2009.

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

5.    STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at January 31, 2009 or 2008.

6.    BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of January 31, 2009, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party.

      At January 31, 2009, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                     Jan. 31,   October 31,
($ 000's Omitted)                                      2009         2008
-----------------                                      ----         ----

Variable rate mortgage notes due
  May 15, 2012 - related party ..................     $ 1,262     $  1,262
Less -- current maturities ......................           0            0
                                                      -------     --------
Long-term debt                                        $ 1,262     $  1,262
                                                      -------     --------

      The following table summarizes the Company's commitments as of January 31, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                         More
                                      Less Than      1 - 3     3 - 5     Than
                               Total    1 year       Years     Years     5Yrs.
                               -----    ------       -----     -----     -----

Pension Plan Liability (a)    $   590   $  150      $   210    $  230    $  0
Mortgage Notes Payable (b)      1,262        0        1,262         0       0
                              -------   ------      -------    ------    ----
                              $ 1,852   $  150      $ 1,472    $  230    $  0
                              -------   ------      -------    ------    ----

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

      Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $40,000 and $27,000 at January 31, 2009 and October 31, 2008, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.    INCOME TAXES

      At January 31, 2009, the Company has net operating loss carryforwards of approximately $10,800,000 that expire through 2028. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

9.    IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of January 31, 2009 and October 31, 2008.

10.   ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first three months of fiscal 2009 or 2008. Canal's art operations have generated an operating loss and operating income of approximately $1,000 and $1,000 in the three month periods ended January 31, 2009 and 2008, respectively.

      Antiquities art valued at $100,000 represented 100% of total art inventory at both January 31, 2009 and October 31, 2008. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of January 31, 2009 the valuation allowance is approximately $397,000.

11.   LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2009 are $24,000 and $18,000 in fiscal 2009 and 2010, respectively. There are no commitments extending past fiscal 2010. Net rent expense under these and other operating leases was $6,000 and $5,000 for the three month periods ended January 31, 2009 and 2008, respectively.

12.   MINIMUM FUTURE RENTALS ON OPERATING LEASES

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

13.   PROPERTY ON OPERATING LEASES

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

      A schedule of the Company's property on operating leases at January 31, 2009 is as follows (000's omitted):

                                                     Current Year
                                                     (Retirements
                                Historical Cost         Additions
                              ------------------    -----------------                     Carrying
                                       Bldgs. &             Bldgs. &          Accum.       Value
Description (1)               Land     Imprvmts.    Land    Imprvmts.         Depr.       01/31/09
---------------               ----     ---------    ----    ---------       --------      --------
New York office
Leasehold assets            $     0    $     8    $     0    $     0        $    (8)       $     0

9 acres of land
in Omaha, NE                  1,150         21          0          0            (15)         1,156
Acquired in 1976

3 acres of land
in S. St. Paul, MN               10        485          0          0           (411)            84
Acquired in 1937

18 acres of land
in Sioux City, IA               400          0          0          0              0            400
                            -------    -------    -------    -------        -------        -------
Acquired in 1937
                            $ 1,560    $   514    $     0    $     0        $  (434)       $ 1,640
                            =======    =======    =======    =======        =======        =======

      A schedule of the Company's reconciliation of property on operating leases carried for the three months ended January 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                              Jan. 31,       October 31,
                                                2009             2008
                                                ----             ----
         Balance at beginning of year          $1,646           $1,741
         Acquisitions and Improvements              0                0
         Cost of property sold                      0              (73)
         Depreciation                              (6)             (22)
         Reclassifications                          0                0
                                               ------           ------
         Balance at end of the period          $1,640           $1,646
                                               ------           ------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

14.  PROPERTY USED IN STOCKYARD OPERATIONS

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

      A schedule of the Company's property used in stockyard operations at January 31, 2009 is as follows (000's omitted):

                                                Current Year
                                                (Retirements)
                         Historical Cost          Additions
                        -----------------    ------------------               Carrying
                                Bldgs. &               Bldgs. &     Accum.     Value
Description (1)         Land    Imprvmts.    Land     Imprvmts.      Depr.    01/31/09
---------------         ----    ---------    ----     ---------    --------   --------
30 acres of land
in St. Joseph, MO     $   902    $   265    $     0    $     0     $  (168)    $   999
Acquired in 1942

30 acres of land
in Sioux Falls, SD        100         89          0          0         (68)        121
Acquired in 1937      -------    -------    -------    -------     -------     -------

                      $ 1,002    $   354    $     0    $     0     $  (236)    $ 1,120
                      =======    =======    =======    =======     =======     =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the nine months ended January 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                         Jan. 31,     October 31,
                                          2009          2008
                                          ----          ----

      Balance at beginning of year       $ 1,125       $ 1,080
      Acquisitions and Improvements            0            65
      Cost of property sold                    0             0
      Depreciation                            (5)          (20)
                                         -------       -------
      Balance at end of the period       $ 1,120       $ 1,125
                                         -------       -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

15.   PROPERTY HELD FOR DEVELOPMENT OR RESALE

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

      A schedule of the Company's property held for development or resale at January 31, 2009 is as follows (000's omitted):

                                                    Current Year
                                                    (Retirements)
                         Historical Cost              Additions
                       ---------------------      --------------------                 Carrying
                                   Bldgs. &                  Bldgs. &       Accum.       Value
Description (1)         Land       Imprvmts.      Land       Imprvmts.      Depr.      01/31/09
---------------         ----       ---------      ----       ---------      -----      --------
16 acres of land
in St. Joseph, MO      $    39          N/A      $     0          N/A          N/A      $    39
Acquired in 1942

2 acres of land
in Sioux City, IA           53          N/A      $     0          N/A          N/A           53
Acquired in 1937       -------      -------      -------      -------      -------      -------

                       $    92      $     0      $     0      $     0      $     0      $    92
                       =======      =======      =======      =======      =======      =======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the three months ended January 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                          Jan. 31,     October 31,
                                           2009           2008
                                           ----           ----

      Balance at beginning of year       $      92      $      92
      Acquisitions and Improvements              0              0
      Cost of property sold                      0              0
      Reclassification of property               0              0
                                         ---------      ---------
      Balance at end of the period       $      92      $      92
                                         ---------      ---------

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

      The components of net periodic benefit cost are as follows:

                                        Three Months Ended
                                       1/31/09     1/31/08

Service cost                             2,000      1,500
Interest cost                           26,000     25,000
Expected return on plan assets         (28,000)   (27,000)
Amortization of prior service cost           0          0
Recognized net actuarial loss           30,000     63,500
                                       -------    -------
Net periodic benefit cost               30,000     63,000
                                       =======    =======

For the three months ended January 31, 2009 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company's required contribution to its pension plan fiscal 2009 is approximately $150,000. No contributions have been made to date. However, the Company expects to make the full required contribution before the end of the fiscal year.

17.   401(k) PLAN

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $5,000 for each of the three month periods ended January 31, 2009 and 2008.

18.   RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At January 31, 2009, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $32,000 and $64,000 and for the three month periods ended January 31, 2009 and 2008, respectively. At various times during fiscal 2009 and 2008 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2009 and 2008 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of January 31, 2009, the balance due under these notes was $1,262,000 all of which is classified as long-term debt related party.

19.   LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2009. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         FOR THE THREE MONTHS ENDED JANUARY 31, 2009

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

      Real Estate Operations

      General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $0.1 million, while contributing $0.1 million to Canal's revenues for the three months ended January 31, 2009. There were no real estate sales in the first three months of fiscal 2009. In the first three months of fiscal 2008, Canal sold 1 acre of land with the associated improvements located in South Saint Paul, Minnesota for $200,000, generating operating income of $127,000.

      As of January 31, 2009, there are approximately 18 acres (16 of which are currently under contract to be sold) of undeveloped land owned by Canal located in five Midwest states. Canal is continuing the program, which it started several years ago, to develop or sell this property. Additionally, Canal will continue to aggressively pursue additional tenants for its Exchange Building and undeveloped properties in fiscal 2009.

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

      Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $0.9 million to Canal's revenues for the first three months of fiscal 2009.

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

      Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller's receivable is not subject to future subordination and the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

      Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

      Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

      Property held for Development or Resale -- Property held for development or resale consist of approximately 18 acres (16 of which are currently under contract to be sold) located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:

                                      Three Months Ended January 31,
                                      ------------------------------
                                           2009             2008
                                           ----             ----
                                              (In Thousands)
Revenues:

Real Estate Revenues                     $     104       $     330
Stockyard Revenues                             815             901
                                         ---------       ---------
    Total Revenues                             919           1,231
                                         ---------       ---------

Costs and Expenses:

Real Estate Expenses                            37             112
Stockyard Expenses                             726             802
General and Administrative Expenses            225             284
                                         ---------       ---------
     Total Costs and Expenses                  988           1,198
                                         ---------       ---------

Income from Operations                         (69)            (33)

Other Income                                     0              24
Other Expenses                                 (33)            (65)
                                         ---------       ---------

Net Loss                                 $    (102)      $      (8)
                                         =========       =========

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

      Canal recognized a net loss of approximately $102,000 in the first three months of fiscal 2009 as compared to a net loss of $8,000 for the same period in fiscal 2008. After recognition of accrued preferred stock dividends of $18,000 and $27,000 in 2009 and 2008, respectively, the results attributable to common stockholders were a net loss of $120,000 in 2009 and a net loss of $35,000 in 2008.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first three months of fiscal 2009 decreased by $312,000 to $919,000 as compared with 2008 revenues of $1,231,000. The fiscal 2009 decrease in revenues is due primarily to a $200,000 decrease in sales of real estate combined with an $86,000 decrease in stockyard revenues due to the loss of two commission firms at our Sioux Falls, South Dakota location.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2009 AND 2008

Real Estate Revenues

      Real estate revenues for the three months ended January 31, 2009 of $104,000 accounted for 11.3% of the fiscal 2009 revenues as compared to real estate revenues of $330,000 or 26.8% for the same period in fiscal 2008. Real estate revenues are comprised of sale of real estate (0.0% and 60.6%), rentals and other lease income from the rental of vacant land and certain structures (92.6% and 37.1%) and rental income from commercial office space in its Exchange Buildings (7.4% and 2.3%) for the three months ended January 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due to the decrease in sales of real estate in the first quarter of fiscal 2009.

Real Estate Expenses

      Real estate expenses for the three months ended January 31, 2009 of $37,000 decreased by $75,000 (67.2%) from real estate expenses of $112,000 for the same period in fiscal 2008. The decrease in real estate expenses is consistent with the 2009 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 64.7%), labor, operating and maintenance (41.3% and 15.8%), depreciation and amortization (15.1% and 4.9%), taxes other than income taxes (16.7% and 4.8%) and general and administrative expenses (26.9% and 9.8%) for the three months ended January 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in the cost of real estate sold in the first fiscal quarter of 2009.

Stockyard Revenues

Stockyard revenues for the three months ended January 31, 2009 of $815,000 accounted for 88.7% of the fiscal 2009 revenues as compared to stockyard revenues of $901,000 or 73.2% for the same period in fiscal 2008. The 2009 decrease in stockyard revenue was due primarily to the severity of the weather experienced in the mid-west. Stockyard revenues are comprised of yard handling and auction (87.9% and 88.8%), feed and bedding income (7.1% and 6.4%) and rental and other income (5.0% and 4.8%) for the three month periods ended January 31, 2009 and 2008, respectively. The 2009 increase in the stockyard revenues as a percent of total revenues, is due primarily to the $200,000 decrease in sales of real estate in the first fiscal quarter of 2009.

Stockyard Expenses

      Stockyard expenses for the three months ended January 31, 2009 of $726,000 decreased by $76,000 (9.5%) from stockyard expenses of $802,000 for the same period in fiscal 2008. Stockyard expenses are comprised of labor and related costs (48.2% and 46.7%), other operating and maintenance (25.3% and 27.0%), feed and bedding expense (5.9% and 7.0%), depreciation and amortization (0.7% and 0.6%), taxes other than income taxes (6.1% and 5.2%) and general and administrative expense (13.8% and 13.5%) for the three month periods ended January 31, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the three months ended January 31, 2009 of $225,000 decreased by $59,000 (20.8%) as compared to $284,000 for the same period in fiscal 2008. The major components of general and administrative expenses are officers salaries (52.7% and 41.7%), pension expense (13.4% and 22.2%), insurance expense (5.9% and 6.3%), office salaries (10.5% and 8.3%), travel expense (4.2% and 4.0%), rent (2.6% and 2.0%) and professional fees (3.2% and 2.5%) for the three month periods ended January 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in pension expenses.

Interest and Other Income

      Interest and other income for the three months ended January 31, 2009 of $0 decreased by $24,000 (99.3%) from $24,000 for the same period in fiscal 2008. Interest and other income is comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2009 decrease in interest and other income is due primarily to the principal reduction of this mortgage note receivable, which was repaid in full in March, 2008.

Interest Expense

      Interest expense for the three months ended January 31, 2009 of $32,000 decreased by $32,000 (50.3%) from $64,000 for the same period in fiscal 2008. The 2009 decrease is due primarily to Canal's $1,425,000 partial repayment of this debt in fiscal 2008. The principal balance outstanding at both January 31, 2009 and October 31, 2008 was $1,262,000. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense) Income from Art Sales & Operations

      Other expense from art sales & operations for the three months ended January 31, 2009 was $1,000, while the same period in fiscal 2008 also generated an loss from art sales & operations of $1,000. Canal had no art sales in the first three months of fiscal 2009 or fiscal 2008. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $1,000 and $1,000 for the three month periods ended January 31, 2009 and 2008, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of January 31, 2009, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $20,000 at January 31, 2009 decreased $1,000 or 6.9% from $21,000 at October 31, 2008. Net cash used in operations in fiscal 2009 was $1,000. Substantially all of the net proceeds from the sales of real estate or art, if any, will be used in operations or to reduce debt. During fiscal 2009 the balance of Canal's its liabilities increased by a total of $179,000.

      At January 31, 2009 the Company's current liabilities exceed current assets by approximately $0.5 million which was a increase of $0.1 million as compared to October 31, 2008 when the Company's current liabilities exceeded current assets by $0.4 million. The only required principal repayments under Canal's debt agreements for fiscal 2009 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III.  Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2009, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At January 31, 2009, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average          Fair
          Jan. 31,         ($ US)       Interest Rate       Value
          --------        ----------    -------------       -----
            2009           $     0            N/A
            2010                 0            N/A
            2011                 0            N/A
            2012             1,262            10%
            2013                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 1,262                          N/A (A)
                           -------                          ------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.  Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2009 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

      Also see Item 3 of Canal's October 31, 2008 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2009.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders: None.

Item 5: Other Information: None.

Item 6: Exhibits and Reports on Form 8-K: (A) Not applicable.
                                          (B) None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2009.

                                     CANAL CAPITAL CORPORATION

                                     By: /S/ Michael E. Schultz
                                         ----------------------
                                         Michael E. Schultz
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                      Date
      ---------                        -----                      ----

                               President and Chief
/S/ Michael E. Schultz     Executive Officer and Director
------------------------   (Principal Executive Officer)       March 12, 2009
Michael E. Schultz


                               Vice President-Finance
/S/ Reginald Schauder          Secretary and Treasurer
------------------------       (Principal Financial and
Reginald Schauder               Accounting Officer)            March 12, 2009


/S/ Asher B. Edelman            Chairman of the Board
------------------------          and Director                 March 12, 2009
Asher B. Edelman