Form 10-Q
period 2009-04-30
CANAL CAPITAL CORP
filed 2009-06-12
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2009

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

      The number of shares of Common Stock, $.01 par value, outstanding at May 31, 2009 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q APRIL 30, 2009

                                      INDEX

The following documents are filed as part of this report:

Part I -  Financial Information ...........................................    3

Item I.   Condensed Financial Statements:

     Consolidated Balance Sheets - April 30, 2009
       and October 31, 2008 ...............................................    4

     Consolidated Statements of Operations and
       Comprehensive Income (Loss) for the Six and Three
       Month Periods ended April 30, 2009 and 2008 ........................    6

     Consolidated Statements of Changes in Stockholders'
       Equity for the One Year and Six Month Periods
       ended October 31, 2008 and April 30, 2009 ..........................   10

     Consolidated Statements of Cash Flows for the
       Six Month Periods ended April 30, 2009 and
       2008 ...............................................................   11

     Notes to Consolidated Financial Statements ...........................   13

Item II.  Management's Discussion and Analysis of
          Financial Condition .............................................   28

     Liquidity and Capital Resources ......................................   37

     Other Factors ........................................................   39

Item III. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   39

Item IV.  Controls and Procedures .........................................   40

Part II   Other Information ...............................................   41

     Items 1 through 6 ....................................................   42

     Signatures and Certifications ........................................   43

                                     PART I

                              FINANCIAL INFORMATION

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2009 AND OCTOBER 31, 2008

                                                           APR. 30,         OCT. 31,
                                                             2009            2008
                                                          (UNAUDITED)      (AUDITED)
                                                          ----------      ----------
ASSETS:

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS                          $  191,673      $   21,115

       NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
         ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
         BOTH APRIL 30, 2009 AND OCTOBER 31, 2008,           241,861         147,140

       ART INVENTORY, NET OF A VALUATION ALLOWANCE
         OF $396,522 AT APRIL 30, 2009 AND
         OCTOBER 31, 2008                                    100,000         100,000

       STOCKYARDS INVENTORY                                   22,187          24,426

       PREPAID EXPENSES                                       53,013          12,955
                                                          ----------      ----------

            TOTAL CURRENT ASSETS                             608,734         305,636
                                                          ----------      ----------

NON-CURRENT ASSETS:

       PROPERTY ON OPERATING LEASES, NET OF
          ACCUMULATED DEPRECIATION OF $439,099
          AND $427,799 AT APRIL 30, 2009 AND
          OCTOBER 31, 2008, RESPECTIVELY                   1,634,708       1,645,807
                                                          ----------      ----------

       PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
          ACCUMULATED DEPRECIATION OF $240,596 AND
          $230,687 AT APRIL 30, 2009 AND OCTOBER
          31, 2007, RESPECTIVELY                           1,114,962       1,124,871
                                                          ----------      ----------

  OTHER ASSETS:

       PROPERTY HELD FOR DEVELOPMENT OR RESALE                52,250          91,510
       RESTRICTED CASH - LETTER OF CREDIT                    100,000         100,000
       RESTRICTED CASH - TRANSIT INSURANCE                    66,430          26,736
       DEPOSITS AND OTHER ASSETS                               2,700           2,700
                                                          ----------      ----------

                                                             221,380         220,946
                                                          ----------      ----------

                                                          $3,579,784      $3,297,260
                                                          ==========      ==========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2009 AND OCTOBER 31, 2008

                                                        APR.30, 2009       OCT.31, 2008
                                                         (UNAUDITED)         (AUDITED)
                                                        ------------       ------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $    400,099       $    363,306
       PENSION PLAN PAYABLE                                  104,895            149,919
       SALARIES AND INTEREST PAYABLE - OFFICERS              233,417             27,317
       ACCRUED PROFESSIONAL FEES                             101,649            113,523
       PREFERRED STOCK DIVIDEND PAYABLE                      120,712             84,712
       INCOME TAXES PAYABLE                                   10,000             10,000
                                                        ------------       ------------
         TOTAL CURRENT LIABILITIES                           970,772            748,777
                                                        ------------       ------------

NON-CURRENT LIABILITIES:
       LONG-TERM PENSION LIABILITY                           440,156            440,156
       REAL ESTATE TAXES PAYABLE                             145,798            115,165
                                                        ------------       ------------
         TOTAL NON-CURRENT LIABILITIES                       585,954            555,321
                                                        ------------       ------------

LONG-TERM DEBT, RELATED PARTY                              1,262,000          1,262,000
                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 9,102,655
       SHARES ISSUED AND OUTSTANDING AT APRIL 30,
       2009 AND OCTOBER 31, 2008, RESPECTIVELY AND
       AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
       SHARE FOR $ 91,026,550 AT APRIL 30, 2009
       AND OCTOBER 31, 2008, RESPECTIVELY                     91,027             91,027

  COMMON STOCK, $0.01 PAR VALUE:
       10,000,000 SHARES AUTHORIZED; 5,313,794
       SHARES ISSUED AND 4,326,929 SHARES OUT-
       STANDING AT APRIL 30, 2009 AND OCTOBER 31,
       2008, RESPECTIVELY                                     53,138             53,138

  ADDITIONAL PAID-IN CAPITAL                              28,322,341         28,322,341

  ACCUMULATED DEFICIT                                    (15,055,431)       (15,025,327)

  986,865 SHARES OF COMMON STOCK
       HELD IN TREASURY, AT COST                         (11,003,545)       (11,003,545)

  COMPREHENSIVE INCOME:
    PENSION VALUATION RESERVE                             (1,646,472)        (1,706,472)
                                                        ------------       ------------
                                                             761,058            731,162
                                                        ------------       ------------

                                                        $  3,579,784       $  3,297,260
                                                        ============       ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

                                                     2009               2008
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                              262,720            200,000
    OUTSIDE REAL ESTATE RENT                         193,044            247,288
    EXCHANGE BUILDING RENTAL INCOME                   15,387             16,635
                                                 -----------        -----------
                                                     471,151            463,923
                                                 -----------        -----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                          69,069             72,567
    LABOR, OPERATING AND MAINTENANCE                  29,630             37,971
    DEPRECIATION AND AMORTIZATION                     11,100             11,100
    TAXES OTHER THAN INCOME TAXES                     12,300             10,800
    GENERAL AND ADMINISTRATIVE                        19,800             22,040
                                                 -----------        -----------
                                                     141,899            154,478
                                                 -----------        -----------

INCOME FROM REAL ESTATE OPERATIONS                   329,252            309,445
                                                 -----------        -----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                    $ 1,479,436        $ 1,526,329
    FEED AND BEDDING INCOME                          115,691            111,067
    RENTAL & OTHER INCOME                             89,675             88,132
                                                 -----------        -----------
                                                   1,684,802          1,725,528
                                                 -----------        -----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                          679,897            733,725
    OTHER OPERATING AND MAINTENANCE                  405,622            444,988
    FEED AND BEDDING EXPENSE                          92,148            103,540
    DEPRECIATION AND AMORTIZATION                      9,909              9,909
    TAXES OTHER THAN INCOME TAXES                     90,021             87,363
    GENERAL AND ADMINISTRATIVE                       223,412            221,110
                                                 -----------        -----------
                                                   1,501,009          1,600,635
                                                 -----------        -----------

INCOME FROM STOCKYARD OPERATIONS                     183,793            124,893
                                                 -----------        -----------

GENERAL AND ADMINISTRATIVE EXPENSE                  (449,428)          (551,360)
                                                 -----------        -----------

INCOME (LOSS) FROM OPERATIONS                         63,617           (117,022)
                                                 -----------        -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
                                  Continued ...

                                                      2009               2008
                                                  (UNAUDITED)        (UNAUDITED)
                                                  -----------       -----------
OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                               7,779            26,784
  INTEREST EXPENSE                                    (63,100)         (105,841)
  ART SALES AND OPERATIONS                             (2,400)           (2,400)
                                                  -----------       -----------

                                                      (57,721)          (81,457)
                                                  -----------       -----------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                          5,896          (198,479)
PROVISION FOR INCOME TAXES                                  0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                       5,896          (198,479)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                 60,000           126,000
                                                  -----------       -----------

COMPREHENSIVE INCOME                              $    65,896       $    72,479
                                                  ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE:

   NET INCOME (LOSS)                              $     5,896       $  (198,479)

   LESS PREFERRED STOCK DIVIDEND                      (36,000)          (54,000)
                                                  -----------       -----------

(LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $   (30,104)      $  (252,479)
                                                  -----------       -----------

NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                               $     (0.01)      $     (0.06)
                                                  ===========       ===========

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                       4,326,929         4,326,929
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008

                                                        2009           2008
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------
REAL ESTATE OPERATIONS:

 REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                                262,720                0
    OUTSIDE REAL ESTATE RENT                            97,045          124,727
    EXCHANGE BUILDING RENTAL INCOME                      7,674            8,917
                                                    ----------       ----------
                                                       367,439          133,644
                                                    ----------       ----------

 REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                            69,069                0
    LABOR, OPERATING AND MAINTENANCE                    14,464           20,202
    DEPRECIATION AND AMORTIZATION                        5,550            5,550
    TAXES OTHER THAN INCOME TAXES                        6,150            5,400
    GENERAL AND ADMINISTRATIVE                           9,900           11,100
                                                    ----------       ----------
                                                       105,133           42,252
                                                    ----------       ----------

INCOME FROM REAL ESTATE OPERATIONS                     262,306           91,392
                                                    ----------       ----------

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION                       $  763,564       $  725,898
    FEED AND BEDDING INCOME                             57,657           53,373
    RENTAL & OTHER INCOME                               49,066           45,323
                                                    ----------       ----------
                                                       870,287          824,594
                                                    ----------       ----------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                            329,891          358,943
    OTHER OPERATING AND MAINTENANCE                    221,753          228,567
    FEED AND BEDDING EXPENSE                            49,271           47,324
    DEPRECIATION AND AMORTIZATION                        4,955            4,955
    TAXES OTHER THAN INCOME TAXES                       45,858           45,663
    GENERAL AND ADMINISTRATIVE                         123,249          112,979
                                                    ----------       ----------
                                                       774,977          798,431
                                                    ----------       ----------

INCOME FROM STOCKYARD OPERATIONS                        95,310           26,163
                                                    ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSE                    (224,745)        (267,510)
                                                    ----------       ----------

INCOME (LOSS) FROM OPERATIONS                          132,871         (149,955)
                                                    ----------       ----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
                                  Continued ...

                                                     2009               2008
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------       ------------
OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                              7,602              3,182
  INTEREST EXPENSE                                   (31,550)           (42,312)
  ART SALES AND OPERATIONS                            (1,200)            (1,200)
                                                 -----------       ------------

                                                     (25,148)           (40,330)
                                                 -----------       ------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       107,723           (190,285)
PROVISION FOR INCOME TAXES                                 0                  0
                                                 -----------       ------------

NET INCOME (LOSS)                                    107,723           (190,285)

OTHER COMPREHENSIVE INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT                30,000             63,000
                                                 -----------       ------------

COMPREHENSIVE INCOME (LOSS)                      $   137,723       $   (127,285)
                                                 ===========       ============

EARNINGS (LOSS) PER COMMON SHARE:

   NET INCOME (LOSS)                             $   107,723       $   (190,285)

   LESS PREFERRED STOCK DIVIDEND                     (18,000)           (27,000)
                                                 -----------       ------------

INCOME (LOSS) AVAILABLE TO COMMON STKHDRS        $    89,723       $   (217,285)
                                                 -----------       ------------

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED                              $      0.02       $      (0.05)
                                                 ===========       ============

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                      4,326,929          4,326,929
                                                 ===========       ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED OCTOBER 31, 2008 (AUDITED) AND
               FOR THE SIX MONTHS ENDED APRIL 30, 2009 (UNAUDITED)

                                      COMMON STOCK            PREFERRED STOCK
                                 NUMBER                     NUMBER
                                   OF                         OF
                                 SHARES        AMOUNT       SHARES        AMOUNT
BALANCE, OCTOBER 31, 2007      5,313,794      $53,138      9,102,655      $91,027
 NET LOSS                              0            0              0            0
 PREFERRED STOCK DIVIDEND              0            0              0            0
 MINIMUM PEN. LIAB. ADJ.               0            0              0            0
                             ------------------------     -----------------------

BALANCE, OCTOBER 31, 2008      5,313,794      $53,138      9,102,655      $91,027
 NET LOSS                              0            0              0            0
 PREFERRED STOCK DIVIDEND              0            0              0            0
 MINIMUM PEN. LIAB. ADJ.               0            0              0            0
                             ------------------------     -----------------------

BALANCE, APRIL 30, 2009        5,313,794      $53,138      9,102,655      $91,027
                             ========================     =======================

                               ADDITIONAL                                              TREASURY
                                PAID-IN          ACCUMULATED       COMPREHENSIV         STOCK,
                                CAPITAL            DEFICIT             LOSS            AT COST
BALANCE, OCTOBER 31, 2007      $28,322,341      ($14,885,103)      ($1,592,262)      ($11,003,545)
 NET LOSS                                0           (55,512)                0                  0
 PREFERRED STOCK DIVIDEND                0           (84,712)                0                  0
 MINIMUM PEN. LIAB. ADJ.                 0                 0          (114,210)                 0
                               -----------------------------       ------------------------------

BALANCE, OCTOBER 31, 2008      $28,322,341      ($15,025,327)      ($1,706,472)      ($11,003,545)
 NET LOSS                                0             5,896                 0                  0
 PREFERRED STOCK DIVIDEND                0           (36,000)                0                  0
 MINIMUM PEN. LIAB. ADJ.                 0                 0            60,000                  0
                               -----------------------------       ------------------------------
BALANCE, APRIL 30, 2009        $28,322,341      ($15,055,431)      ($1,646,472)      ($11,003,545)
                               =============================       ==============================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008


                                                    APR. 2009       APR. 2008
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                $     5,896     $  (198,479)
                                                   -----------     -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  (USED IN) OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                        21,009          21,009

   GAIN ON SALES OF REAL ESTATE                       (193,651)       (127,433)

   MINIMUM PENSION LIABILITY ADJUSTMENT                 60,000         126,000

DECREASE (INCREASE) IN ASSETS:

   MORTGAGE NOTE RECEIVABLE - PROCEEDS                       0       1,600,000

   NOTES AND ACCOUNTS RECEIVABLE                       (94,721)        (50,832)

   STOCKYARDS INVENTORY                                  2,239           7,799

   PREPAID EXPENSES                                    (40,058)        (52,065)

   RESTRICTED CASH - TRANSIT INSURANCE                 (39,694)         (4,839)

INCREASE (DECREASE) IN LIABILITIES:

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                36,793         (80,968)

   PENSION PLAN PAYABLE                                (45,024)        (94,677)

   SALARIES AND INTEREST PAYABLE - OFFICERS            206,100        (213,916)

   ACCRUED PROFESSIONAL FEES                           (11,874)        (53,459)

   REAL ESTATE TAXES PAYABLE                            30,633         (43,497)
                                                   -----------     -----------

        TOTAL ADJUSTMENTS                              (68,248)      1,033,122
                                                   -----------     -----------

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                   (62,352)        834,643
                                                   -----------     -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
                                  Continued ...

                                                    APR. 2009        APR. 2008
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE                   262,720          200,000
  COSTS RELATING TO SALES OF REAL ESTATE               (29,810)         (52,567)
  CAPITAL EXPENDITURES                                       0           (4,740)
                                                   -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES              232,910          142,693
                                                   -----------      -----------

CASH FLOWS USED BY FINANCING ACTIVITIES:

   REPAYMENT OF LONG-TERM DEBT OBLIGATION                    0       (1,000,000)
                                                   -----------      -----------

NET CASH USED BY FINANCING ACTIVITIES                        0       (1,000,000)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          170,558          (22,664)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR               21,115           27,925
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $   191,673      $     5,261
                                                   ===========      ===========

                                                             APRIL 30,
                                                             ---------
                                                       2009             2008
                                                       ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                         $    63,100      $   105,841
                                                   ===========      ===========
  INCOME TAXES                                     $         0      $         0
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                        $    36,000      $    54,000
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2009

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

      Real estate operations resulted in operating income of $329,000 and $309,000 for the six month periods ended April 30, 2009 and 2008, respectively. Included in the fiscal 2009 results is a 194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Included in the 2008 real estate operating income is a $127,000 gain on the sale of approximately 1 acre of land and the associated improvements located in South Saint Paul, Minnesota. Additionally, real estate operations contributed $471,000 and $464,000 to Canal's revenues for the six month periods ended April 30, 2009 and 2008, respectively.

      As of April 30, 2009, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $22,000 and $24,000 at April 30, 2009 and October 31, 2008, respectively.

      Stockyard operations resulted in operating income of $184,000 and $125,000 for the six month periods ended April 30, 2009 and 2008, respectively. Additionally, stockyard operations contributed $1,685,000 and $1,726,000 to Canal's revenues for the six month periods ended April 30, 2009 and 2008, respectively.

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

            Property held for Development or Resale -- Property held for development or resale consist of approximately 2 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

      J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, and $0, and interest payments of $63,000, and $106,000 for the six month period ended April 30, 2009 and 2008, respectively.

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

      3. INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2009 and the results of its operations and its cash flows for the six month period ended April 30, 2009. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2008 and the notes thereto which are contained in Canal's 2008 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2009.

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

5. STOCK OPTION PLAN

      Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at April 30, 2009 or 2008.

6. BORROWINGS

      The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of April 30, 2009, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party.

      At April 30, 2009, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                                   Apr. 30,      October 31,
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

      The following table summarizes the Company's commitments as of April 30, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):

                                                                         More
                                        Less Than    1 - 3     3 - 5     Than
                               Total     1 year      Years     Years     5Yrs.
                               ------   ---------    ------    ------   ------

Pension Plan Liability (a)     $  545     $  105     $  210    $  230   $    0
Mortgage Notes Payable (b)      1,262          0      1,262         0        0
                               ------     ------     ------    ------   ------
                               $1,807     $  105     $1,472    $  230   $    0
                               ------     ------     ------    ------   ------

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

      Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $66,000 and $27,000 at April 30, 2009 and October 31, 2008, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8. INCOME TAXES

      At April 30, 2009, the Company has net operating loss carryforwards of approximately $10,800,000 that expire through 2028. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

9. IMPAIRMENT LOSS ON LONG-LIVED ASSETS

      The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of April 30, 2009 and October 31, 2008.

10. ART INVENTORY HELD FOR SALE

      Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first three months of fiscal 2009 or 2008. Canal's art operations have generated an operating losses of approximately $2,000 and $2,000 in the six month periods ended April 30, 2009 and 2008, respectively.

      Antiquities art valued at $100,000 represented 100% of total art inventory at both April 30, 2009 and October 31, 2008. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of April 30, 2009 the valuation allowance is approximately $397,000.

11. LEASE COMMITMENTS

      In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. This lease expires May 31, 2010.

      Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of April 30, 2009 are $24,000 and $14,000 in fiscal 2009 and 2010, respectively. There are no commitments extending past fiscal 2010. Net rent expense under these and other operating leases was $12,000 and $11,000 for the six month periods ended April 30, 2009 and 2008, respectively.

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

      A schedule of the Company's property on operating leases at April 30, 2009 is as follows (000's omitted):

                                                  Current Year
                                                  ------------
                                                  (Retirements
                                                  ------------
                            Historical Cost         Additions                       Carrying
                            ---------------         ---------                       --------
                                  Bldgs. &                Bldgs. &        Accum.      Value
---------------------------------------------------------------------------------------------
Description (1)         Land      Imprvmts.      Land     Imprvmts.       Depr.      04/30/09
                        ----      ---------      ----     ---------       -----      --------
New York office
Leasehold assets       $     0     $     8     $     0     $     0      $    (8)     $     0

9 acres of land
in Omaha, NE             1,150          21           0           0          (15)       1,156
Acquired in 1976

3 acres of land
in S. St. Paul, MN          10         485           0           0         (416)          79
Acquired in 1937

18 acres of land
in Sioux City, IA          400           0           0           0            0          400
Acquired in 1937       -------     -------     -------     -------      -------      -------

                       $ 1,560     $   514     $     0     $     0      $  (439)     $ 1,635
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property on operating leases carried for the six months ended April 30, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                                   Apr. 30,       October 31,
                                                    2009             2008
                                                    ----             ----
              Balance at beginning of year         $ 1,646         $ 1,741
              Acquisitions and Improvements              0               0
              Cost of property sold                      0             (73)
              Depreciation                             (11)            (22)
              Reclassifications                          0               0
                                                   -------         -------
              Balance at end of the period         $ 1,635         $ 1,646
                                                   -------         -------

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

      A schedule of the Company's property used in stockyard operations at April 30, 2009 is as follows (000's omitted):

                                                 Current Year
                                                 ------------
                                                 (Retirements)
                                                 -------------                      Carrying
                          Historical Cost          Additions                        --------
                          ---------------          ---------            Accum.        Value
                                  Bldgs. &                Bldgs. &      ------        -----
Description (1)          Land     Imprvmts.     Land      Imprvmts.      Depr.      04/30/09
---------------          ----     ---------     ----      ---------     ------      --------
30 acres of land
in St. Joseph, MO      $   902     $   265     $     0     $     0      $  (171)     $   996
Acquired in 1942

30 acres of land
in Sioux Falls, SD         100          89           0           0          (70)         119
Acquired in 1937       -------     -------     -------     -------      -------      -------

                       $ 1,002     $   354     $     0     $     0      $  (241)     $ 1,115
                       =======     =======     =======     =======      =======      =======

      A schedule of the Company's reconciliation of property used in stockyard operations carried for the six months ended April 30, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                                   Apr. 30,       October 31,
                                                     2009            2008
                                                     ----            ----

              Balance at beginning of year         $ 1,125         $ 1,080
              Acquisitions and Improvements              0              65
              Cost of property sold                      0               0
              Depreciation                             (10)            (20)
                                                   -------         -------
              Balance at end of the period         $ 1,115         $ 1,125
                                                   -------         -------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

15. PROPERTY HELD FOR DEVELOPMENT OR RESALE

      Property held for development or resale consist of approximately 2 acres of land located in the Midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

      A schedule of the Company's property held for development or resale at April 30, 2009 is as follows (000's omitted):

                                               Current Year
                                               ------------
                                               (Retirements)
                                               -------------                 Carrying
                        Historical Cost          Additions                   --------
                        ---------------          ---------         Accum.     Value
                                Bldgs. &               Bldgs. &    ------     -----
Description (1)         Land    Imprvmts.    Land      Imprvmts.   Depr.     04/30/09
---------------         ----    ---------    ----      ---------   -----     --------
16 acres of land
in St. Joseph, MO     $   40        N/A     $  (40)        N/A        N/A     $    0
Acquired in 1942

2 acres of land
in Sioux City, IA         52        N/A     $    0         N/A        N/A         52
Acquired in 1937      ------     ------     ------      ------     ------     ------

                      $   92     $    0     $  (40)     $    0     $    0     $   52
                      ======     ======     ======      ======     ======     ======

      A  schedule  of  the  Company's   reconciliation   of  property  held  for
development or resale carried for the six months ended April 30, 2009 and the year ended October 31, 2008 is as follows (000's omitted):

                                                    Apr. 30,        October 31,
                                                      2009             2008
                                                      ----             ----

              Balance at beginning of year          $    92          $    92
              Acquisitions and Improvements               0                0
              Cost of property sold                     (40)               0
              Reclassification of property                0                0
                                                    -------          -------
              Balance at end of the period          $    52          $    92
                                                    -------          -------

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

      The components of net periodic benefit cost are as follows:

                                           Six Months Ended
                                        4/30/09       4/30/08
                                        ---------------------

Service cost                              4,000         3,000
Interest cost                            52,000        50,000
Expected return on plan assets          (56,000)      (54,000)
Amortization of prior service cost            0             0
Recognized net actuarial loss            60,000       135,000
                                       --------      --------
Net periodic benefit cost                60,000       134,000
                                       ========      ========

For the six months ended April 30, 2009 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company's required contribution to its pension plan fiscal 2009 is approximately $150,000. A contribution of $45,000 was made in fiscal 2009. Additionally, the Company expects to make the full required contribution before the end of the fiscal year.

17. 401(k) PLAN

      The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 1/2% of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $10,000 for each of the six month periods ended April 30, 2009 and 2008.

18. RELATED PARTY TRANSACTIONS

      Interest Expense Related Party - At April 30, 2009, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $63,000 and $106,000 and for the six month periods ended April 30, 2009 and 2008, respectively. At various times during fiscal 2009 and 2008 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2009 and 2008 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of April 30, 2009, the balance due under these notes was $1,262,000 all of which is classified as long-term debt related party.

19.  LITIGATION

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2009. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2009

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

      Real Estate Operations

      Real estate operations resulted in operating income of $329,000 and $309,000 for the six month periods ended April 30, 2009 and 2008, respectively. Included in the fiscal 2009 results is a 194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Included in the 2008 real estate operating income is a $127,000 gain on the sale of approximately 1 acre of land and the associated improvements located in South Saint Paul, Minnesota. Additionally, real estate operations contributed $471,000 and $464,000 to Canal's revenues for the six month periods ended April 30, 2009 and 2008, respectively.

      As of April 30, 2009, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

      Stockyard operations resulted in operating income of $184,000 and $125,000 for the six month periods ended April 30, 2009 and 2008, respectively. Additionally, stockyard operations contributed $1,685,000 and $1,726,000 to Canal's revenues for the six month periods ended April 30, 2009 and 2008, respectively.

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

      Property held for Development or Resale -- Property held for development or resale consist of approximately 2 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

Results of Operations

      The following tables set forth certain items in our statement of operations for the periods indicated:


                                            Six Months Ended April 30,
                                            --------------------------
                                              2009              2008
                                              ----              ----
                                                 (In Thousands)
Revenues:
Real Estate Revenues                       $     471         $     464
Stockyard Revenues                             1,685             1,725
                                           ---------         ---------
    Total Revenues                             2,156             2,189
                                           ---------         ---------

Costs and Expenses:
Real Estate Expenses                             142               154
Stockyard Expenses                             1,501             1,601
General and Administrative Expenses              449               551
                                           ---------         ---------
     Total Costs and Expenses                  2,092             2,306
                                           ---------         ---------

Income from Operations                            64              (117)

Other Income                                       8                27
Other Expenses                                   (66)             (108)
                                           ---------         ---------

Net Income (Loss)                          $       6         $    (198)
                                           ---------         ---------

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

      Canal recognized net income of approximately $6,000 in the first six months of fiscal 2009 as compared to a net loss of $198,000 for the same period in fiscal 2008. After recognition of accrued preferred stock dividends of $36,000 and $54,000 in 2009 and 2008, respectively, the results attributable to common stockholders were a net loss of $30,000 in 2009 and a net loss of $252,000 in 2008.

      Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first six months of fiscal 2009 decreased by $33,000 to $2,156,000 as compared with 2008 revenues of $2,189,000. The fiscal 2009 decrease in revenues is due primarily to a $40,000 decrease in stockyard revenues due.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2009 AND 2008

Real Estate Revenues

      Real estate revenues for the six months ended April 30, 2009 of $471,000 accounted for 21.9% of the fiscal 2009 revenues as compared to real estate revenues of $464,000 or 21.2% for the same period in fiscal 2008. Real estate revenues are comprised of sale of real estate (55.8% and 43.1%), rentals and other lease income from the rental of vacant land and certain structures (41.0% and 53.3%) and rental income from commercial office space in its Exchange Buildings (3.2% and 3.6%) for the six months ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate combined with a decrease in outside real estate rent (due to a fiscal 2008 property sale) in the first six months of fiscal 2009.

Real Estate Revenues

      Real estate revenues for the three months ended April 30, 2009 of $367,000 accounted for 29.7% of the fiscal 2009 revenues as compared to real estate revenues of $134,000 or 13.9% for the same period in fiscal 2008. Real estate revenues are comprised of sale of real estate (71.5% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (26.4% and 93.3%) and rental income from commercial office space in its Exchange Buildings (2.1% and 6.7%) for the three months ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due to the increase in sales of real estate in the second quarter of fiscal 2009.

Real Estate Expenses

      Real estate expenses for the six months ended April 30, 2009 of $142,000 decreased by $12,000 (8.1%) from real estate expenses of $154,000 for the same period in fiscal 2008. The decrease in real estate expenses is consistent with the 2009 decrease in outside real estate rent. Real estate expenses are comprised of the cost of real estate sold (48.7% and 47.0%), labor, operating and maintenance (20.9% and 24.6%), depreciation and amortization (7.8% and 7.2%), taxes other than income taxes (8.7% and 7.0%) and general and administrative expenses (13.9% and 14.2%) for the six months ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in the cost of real estate sold in the first fiscal quarter of 2009.

Real Estate Expenses

      Real estate expenses for the three months ended April 30, 2009 of $105,000 increased by $63,000 (148.8%) from real estate expenses of $42,000 for the same period in fiscal 2008. The increase in real estate expenses is consistent with the 2009 increase in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (65.7% and 0.0%), labor, operating and maintenance (13.8% and 47.8%), depreciation and amortization (5.3% and 13.1%), taxes other than income taxes (5.8% and 12.8%) and general and administrative expenses (9.4% and 26.3%) for the three months ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are consistent with the increase in the cost of real estate sold in the second fiscal quarter of 2009.

Stockyard Revenues

Stockyard revenues for the six months ended April 30, 2009 of $1,685,000 accounted for 78.1% of the fiscal 2009 revenues as compared to stockyard revenues of $1,726,000 or 78.8% for the same period in fiscal 2008. The 2009 decrease in stockyard revenue was due primarily to the severity of the weather experienced in the mid-west. Stockyard revenues are comprised of yard handling and auction (87.8% and 88.5%), feed and bedding income (6.9% and 6.4%) and rental and other income (5.3% and 5.1%) for the six month periods ended April 30, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Revenues

Stockyard  revenues  for the  three  months  ended  April 30,  2009 of  $870,000 accounted for 70.3% of the fiscal 2009 revenues as compared to stockyard revenues of $825,000 or 86.1% for the same period in fiscal 2008. The 2009 decrease in stockyard revenue was due primarily to the severity of the weather experienced in the mid-west. Stockyard revenues are comprised of yard handling and auction (87.7% and 88.0%), feed and bedding income (6.6% and 6.5%) and rental and other income (5.7% and 5.5%) for the three month periods ended April 30, 2009 and 2008, respectively. The 2009 decrease in the stockyard revenues as a percent of total revenues, is due primarily to the $263,000 increase in sales of real estate in the second fiscal quarter of 2009. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the six months ended April 30, 2009 of $1,501,000 decreased by $100,000 (6.2%) from stockyard expenses of $1,601,000 for the same period in fiscal 2008. Stockyard expenses are comprised of labor and related costs (45.3% and 45.8%), other operating and maintenance (27.0% and 27.8%), feed and bedding expense (6.1% and 6.5%), depreciation and amortization (0.7% and 0.6%), taxes other than income taxes (6.0% and 5.5%) and general and administrative expense (14.9% and 13.8%) for the six month periods ended April 30, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses

      Stockyard expenses for the three months ended April 30, 2009 of $775,000 decreased by $23,000 (2.9%) from stockyard expenses of $798,000 for the same period in fiscal 2008. Stockyard expenses are comprised of labor and related costs (42.6% and 45.0%), other operating and maintenance (28.6% and 28.6%), feed and bedding expense (6.4% and 5.9%), depreciation and amortization (0.6% and 0.6%), taxes other than income taxes (5.9% and 5.7%) and general and administrative expense (15.9% and 14.2%) for the three month periods ended April 30, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

      General and administrative expenses for the six months ended April 30, 2009 of $449,000 decreased by $102,000 (18.5%) as compared to $551,000 for the same period in fiscal 2008. The major components of general and administrative expenses are officers salaries (52.7% and 43.0%), pension expense (13.4% and 22.9%), insurance expense (5.9% and 6.5%), office salaries (10.5% and 8.5%), travel expense (4.3% and 3.5%), rent (2.6% and 2.0%) and professional fees (3.2% and 2.6%) for the six month periods ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in pension expenses in fiscal 2009.

General and Administrative

      General and administrative expenses for the three months ended April 30, 2009 of $225,000 decreased by $43,000 (16.0%) as compared to $268,000 for the same period in fiscal 2008. The major components of general and administrative expenses are officers salaries (52.7% and 44.3%), pension expense (13.3% and 23.6%), insurance expense (5.9% and 6.7%), office salaries (10.5% and 8.8%), travel expense (4.5% and 3.1%), rent (2.6% and 2.1%) and professional fees (3.2% and 2.7%) for the three month periods ended April 30, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in pension expenses in fiscal 2009.

Interest and Other Income

      Interest and other income for the six months ended April 30, 2009 of $8,000 decreased by $19,000 (70.9%) from $27,000 for the same period in fiscal 2008. Interest and other income in fiscal 2008 was comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2009 decrease in interest and other income is due primarily to the principal reduction of this mortgage note receivable, which was repaid in full in March, 2008.

Interest Expense

      Interest expense for the six months ended April 30, 2009 of $63,000 decreased by $43,000 (40.4%) from $106,000 for the same period in fiscal 2008. The 2009 decrease is due primarily to Canal's $1,425,000 partial repayment of this debt in fiscal 2008. The principal balance outstanding at both April 30, 2009 and October 31, 2008 was $1,262,000 all of which is classified as long-term debt-related party. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense) Income from Art Sales & Operations

      Other expense from art sales & operations for the six months ended April 30, 2009 was $2,000, while the same period in fiscal 2008 also generated an loss from art sales & operations of $2,000. Canal had no art sales in the first six months of fiscal 2009 or fiscal 2008. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $2,000 and $2,000 for the six month periods ended April 30, 2009 and 2008, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

      The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of April 30, 2009, the balance due under these notes was $1,262,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $192,000 at April 30, 2009 increased $171,000 from $21,000 at October 31, 2008. Net cash used in operating activities in fiscal 2009 was $62,000. Substantially all of the net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2009 the balance of Canal's liabilities increased by a total of $253,000.

      At April 30, 2009 the Company's current liabilities exceed current assets by approximately $0.4 million which was unchanged as compared to October 31, 2008 when the Company's current liabilities exceeded current assets by $0.4 million. The only required principal repayments under Canal's debt agreements for fiscal 2009 will be from the proceeds (if any) of the sale of certain assets.

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

ITEM III.  Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of April 30, 2009, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At April 30, 2009, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

            As of         Fixed rate        Average          Fair
          April 30,         ($ US)       Interest Rate       Value
        -----------       ----------     -------------       -----
            2009           $     0            N/A
            2010                 0            N/A
            2011                 0            N/A
            2012             1,262            10%
            2013                 0            N/A
            Thereafter           0            N/A
                           -------
            Total          $ 1,262                          N/A (A)
                           -------                          -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.  Controls and Procedures

      Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2009 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 1: Legal Proceedings:

     Also see Item 3 of Canal's October 31, 2008 Form 10-K.

      Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2009.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

      In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National
Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3: Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:  None.

Item 5: Other Information:   None.

Item 6: Exhibits and Reports on Form 8-K:   (A)   Not applicable.
                                            (B)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June, 2009.

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

      Signature                      Title                    Date
      ---------                      -----                    ----

                             President and Chief
/S/ Michael E. Schultz   Executive Officer and Director
----------------------    (Principal Executive Officer)    June 11, 2009
Michael E. Schultz

                            Vice President-Finance
                            Secretary and Treasurer
/S/ Reginald Schauder       (Principal Financial and
----------------------
Reginald Schauder             Accounting Officer)          June 11, 2009

/S/ Asher B. Edelman          Chairman of the Board
----------------------
Asher B. Edelman                and Director               June 11, 2009