Form 10-Q
period 2009-07-31
CANAL CAPITAL CORP
filed 2009-09-15
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JULY 31, 2009

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

   The number of shares of Common Stock, $.01 par value, outstanding at August 31, 2009 was 4,326,929.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q JULY 31, 2009

                                     INDEX
                                     -----

The following documents are filed as part of this report:

Part I - Financial Information. . . . . . . . . . . . . . . . . . . . . . . .  3

Item I.  Condensed Financial Statements:

  Consolidated Balance Sheets - July 31, 2009
    and October 31, 2008. . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Consolidated Statements of Operations and
    Comprehensive Income (Loss) for the Nine and Three
    Month Periods ended July 31, 2009 and 2008. . . . . . . . . . . . . . . .  6

  Consolidated Statements of Changes in Stockholders'
    Equity for the One Year and Nine Month Periods
    ended October 31, 2008 and July 31, 2009. . . . . . . . . . . . . . . . . 10

  Consolidated Statements of Cash Flows for the
    Nine Month Periods ended July 31, 2009 and
    2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . 13

Item II.  Management's Discussion and Analysis of
          Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .  28

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . .  37

  Other Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Item III. Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . .  39

Item IV.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  40

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  41

  Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

  Signatures and Certifications. . . . . . . . . . . . . . . . . . . . . . .  43

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2009 AND OCTOBER 31, 2008

                                                   JULY 30,     OCT. 31,
                                                     2009         2008
                                                 (UNAUDITED)    (AUDITED)
                                                 ------------  -----------
ASSETS:

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                      $      6,975  $    21,115

  NOTES AND ACCOUNTS RECEIVABLE, NET OF AN
    ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT
    BOTH JULY 31, 2009 AND OCTOBER 31, 2008,          194,343      147,140

  ART INVENTORY, NET OF A VALUATION ALLOWANCE
    OF $396,522 AT JULY 31, 2009 AND
    OCTOBER 31, 2008                                  100,000      100,000

  STOCKYARDS INVENTORY                                  4,282       24,426

  PREPAID EXPENSES                                     45,249       12,955
                                                 ------------  -----------

    TOTAL CURRENT ASSETS                              350,849      305,636
                                                 ------------  -----------

NON-CURRENT ASSETS:

  PROPERTY ON OPERATING LEASES, NET OF
    ACCUMULATED DEPRECIATION OF $444,649
    AND $427,799 AT JULY 31, 2009 AND
    OCTOBER 31, 2008, RESPECTIVELY                  1,629,157    1,645,807
                                                 ------------  -----------

  PROPERTY USED IN STOCKYARD OPERATIONS, NET OF
    ACCUMULATED DEPRECIATION OF $245,550 AND
    $230,687 AT JULY 31, 2009 AND OCTOBER
    31, 2007, RESPECTIVELY                          1,110,008    1,124,871
                                                 ------------  -----------

OTHER ASSETS:

  PROPERTY HELD FOR DEVELOPMENT OR RESALE              52,250       91,510
  RESTRICTED CASH - LETTER OF CREDIT                  130,000      100,000
  RESTRICTED CASH - TRANSIT INSURANCE                  41,623       26,736
  DEPOSITS AND OTHER ASSETS                             2,700        2,700
                                                 ------------  -----------

                                                      226,573      220,946
                                                 ------------  -----------

                                                 $  3,316,587  $ 3,297,260
                                                 ============  ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2009 AND OCTOBER 31, 2008

                                                  JULY 30, 2009    OCT.31, 2008
                                                   (UNAUDITED)      (AUDITED)
                                                 ---------------  --------------
LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $      338,394   $     363,306
    PENSION PLAN PAYABLE                                104,895         149,919
    SALARIES AND INTEREST PAYABLE - OFFICERS            219,781          27,317
    ACCRUED PROFESSIONAL FEES                            83,880         113,523
    PREFERRED STOCK DIVIDEND PAYABLE                    138,712          84,712
    INCOME TAXES PAYABLE                                 10,000          10,000
                                                 ---------------  --------------
      TOTAL CURRENT LIABILITIES                         895,662         748,777
                                                 ---------------  --------------

NON-CURRENT LIABILITIES:
    LONG-TERM PENSION LIABILITY                         440,156         440,156
    REAL ESTATE TAXES PAYABLE                           174,448         115,165
                                                 ---------------  --------------
      TOTAL NON-CURRENT LIABILITIES                     614,604         555,321
                                                 ---------------  --------------

LONG-TERM DEBT, RELATED PARTY                         1,292,000       1,262,000
                                                 ---------------  --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  PREFERRED STOCK, $0.01 PAR VALUE:
    10,000,000 SHARES AUTHORIZED; 9,102,655
    SHARES ISSUED AND OUTSTANDING AT JULY 31,
    2009 AND OCTOBER 31, 2008, RESPECTIVELY AND
    AGGREGATE LIQUIDATION PREFERENCE OF $10 PER
    SHARE FOR $91,026,550 AT JULY 31, 2009
    AND OCTOBER 31, 2008, RESPECTIVELY                   91,027          91,027

  COMMON STOCK, $0.01 PAR VALUE:
    10,000,000 SHARES AUTHORIZED; 5,313,794
    SHARES ISSUED AND 4,326,929 SHARES OUT-
    STANDING AT JULY 31, 2009 AND OCTOBER 31,
    2008, RESPECTIVELY                                   53,138          53,138

ADDITIONAL PAID-IN CAPITAL                           28,322,341      28,322,341

ACCUMULATED DEFICIT                                 (15,332,168)    (15,025,327)

986,865 SHARES OF COMMON STOCK
  HELD IN TREASURY, AT COST                         (11,003,545)    (11,003,545)

COMPREHENSIVE INCOME:
  PENSION VALUATION RESERVE                          (1,616,472)     (1,706,472)
                                                 ---------------  --------------
                                                        514,321         731,162
                                                 ---------------  --------------
                                                 $    3,316,587   $   3,297,260
                                                 ===============  ==============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                  CANAL CAPITAL CORPORATION & SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008


                                             2009          2008
                                         (UNAUDITED)   (UNAUDITED)
                                         ------------  ------------
REAL ESTATE OPERATIONS:

  REAL ESTATE REVENUES:
    SALE OF REAL ESTATE                      262,720     1,190,000
    OUTSIDE REAL ESTATE RENT                 290,037       359,461
    EXCHANGE BUILDING RENTAL INCOME           22,160        24,353
                                         ------------  ------------
                                             574,917     1,573,814
                                         ------------  ------------

  REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                  69,069       277,367
    LABOR, OPERATING AND MAINTENANCE          43,683        58,639
    DEPRECIATION AND AMORTIZATION             16,650        16,650
    TAXES OTHER THAN INCOME TAXES             18,450        16,200
    GENERAL AND ADMINISTRATIVE                29,700        33,140
                                         ------------  ------------
                                             177,552       401,996
                                         ------------  ------------

INCOME FROM REAL ESTATE OPERATIONS           397,365     1,171,818
                                         ------------  ------------


STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION            $ 1,877,220   $ 1,956,697
    FEED AND BEDDING INCOME                  150,991       150,811
    RENTAL & OTHER INCOME                    122,446       123,738
                                         ------------  ------------
                                           2,150,657     2,231,246
                                         ------------  ------------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS                  922,270     1,074,354
    OTHER OPERATING AND MAINTENANCE          563,524       640,092
    FEED AND BEDDING EXPENSE                 113,618       139,123
    DEPRECIATION AND AMORTIZATION             14,863        14,863
    TAXES OTHER THAN INCOME TAXES            127,085       128,921
    GENERAL AND ADMINISTRATIVE               288,734       286,159
                                         ------------  ------------
                                           2,030,094     2,283,512
                                         ------------  ------------

INCOME (LOSS) FROM STOCKYARD OPERATIONS      120,563       (52,266)
                                         ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSE          (680,400)     (819,849)
                                         ------------  ------------

(LOSS) INCOME FROM OPERATIONS               (162,472)      299,703
                                         ------------  ------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
                FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
                                   Continued


                                               2009          2008
                                           (UNAUDITED)   (UNAUDITED)
                                           ------------  ------------
OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                        7,881        26,784
  INTEREST EXPENSE                             (94,650)     (146,043)
  ART SALES AND OPERATIONS                      (3,600)       (3,600)
                                           ------------  ------------

                                               (90,369)     (122,859)
                                           ------------  ------------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                (252,841)      176,844
PROVISION FOR INCOME TAXES                           0             0
                                           ------------  ------------

NET (LOSS) INCOME                             (252,841)      176,844

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT          90,000       189,000
                                           ------------  ------------

COMPREHENSIVE (LOSS) INCOME                $  (162,841)  $   365,844
                                           ============  ============

(LOSS) EARNINGS PER COMMON SHARE:

    NET (LOSS) INCOME                      $  (252,841)  $   176,844

    LESS PREFERRED STOCK DIVIDEND              (54,000)      (81,000)
                                           ------------  ------------

(LOSS) INCOME AVAILABLE TO COMMON STKDERS  $  (306,841)  $    95,844
                                           ------------  ------------

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                        $     (0.07)  $      0.02
                                           ============  ============

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                4,326,929     4,326,929
                                           ============  ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008


                                          2009          2008
                                      (UNAUDITED)   (UNAUDITED)
                                      ------------  ------------
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:

    SALE OF REAL ESTATE                         0       990,000
    OUTSIDE REAL ESTATE RENT               96,993       112,173
    EXCHANGE BUILDING RENTAL INCOME         6,773         7,718
                                      ------------  ------------
                                          103,766     1,109,891
                                      ------------  ------------

  REAL ESTATE EXPENSES:
    COST OF REAL ESTATE SOLD                    0       204,800
    LABOR, OPERATING AND MAINTENANCE       14,053        20,668
    DEPRECIATION AND AMORTIZATION           5,550         5,550
    TAXES OTHER THAN INCOME TAXES           6,150         5,400
    GENERAL AND ADMINISTRATIVE              9,900        11,100
                                      ------------  ------------
                                           35,653       247,518
                                      ------------  ------------

INCOME FROM REAL ESTATE OPERATIONS         68,113       862,373
                                      ------------  ------------


STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
    YARD HANDLING AND AUCTION         $   397,784   $   430,368
    FEED AND BEDDING INCOME                35,300        39,744
    RENTAL & OTHER INCOME                  32,771        35,606
                                      ------------  ------------
                                          465,855       505,718
                                      ------------  ------------

STOCKYARD EXPENSES:
    LABOR AND RELATED COSTS               242,373       340,629
    OTHER OPERATING AND MAINTENANCE       157,902       195,104
    FEED AND BEDDING EXPENSE               21,470        35,583
    DEPRECIATION AND AMORTIZATION           4,954         4,954
    TAXES OTHER THAN INCOME TAXES          37,064        41,558
    GENERAL AND ADMINISTRATIVE             65,322        65,049
                                      ------------  ------------
                                          529,085       682,877
                                      ------------  ------------

(LOSS) FROM STOCKYARD OPERATIONS          (63,230)     (177,159)
                                      ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSE       (230,972)     (268,489)
                                      ------------  ------------

(LOSS) INCOME FROM OPERATIONS            (226,089)      416,725
                                      ------------  ------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
                                   Continued

                                               2009          2008
                                           (UNAUDITED)   (UNAUDITED)
                                           ------------  ------------
OTHER (EXPENSE) INCOME:
  INTEREST & OTHER INCOME                          102             0
  INTEREST EXPENSE                             (31,550)      (40,202)
  ART SALES AND OPERATIONS                      (1,200)       (1,200)
                                           ------------  ------------

                                               (32,648)      (41,402)
                                           ------------  ------------

(LOSS) INCOME BEFORE PROVISION FOR
  INCOME TAXES                                (258,737)      375,323
PROVISION FOR INCOME TAXES                           0             0
                                           ------------  ------------

NET (LOSS) INCOME                             (258,737)      375,323

OTHER COMPREHENSIVE (LOSS) INCOME:

  MINIMUM PENSION LIABILITY ADJUSTMENT          30,000        63,000
                                           ------------  ------------

COMPREHENSIVE (LOSS) INCOME                $  (228,737)  $   438,323
                                           ============  ============

(LOSS) EARNINGS PER COMMON SHARE:

    NET (LOSS) INCOME                      $  (258,737)  $   375,323

    LESS PREFERRED STOCK DIVIDEND              (18,000)      (27,000)
                                           ------------  ------------

(LOSS) INCOME AVAILABLE TO COMMON STKHDRS  $  (276,737)   $  348,323
                                           ------------  ------------

NET (LOSS) INCOME PER COMMON SHARE
  BASIC AND DILUTED                        $     (0.06)  $      0.08
                                           ============  ============

AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                4,326,929     4,326,929
                                           ============  ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED OCTOBER 31, 2008 (AUDITED) AND
              FOR THE NINE MONTHS ENDED JULY 31, 2009 (UNAUDITED)


                                  COMMON STOCK            PREFERRED STOCK

                              NUMBER                      NUMBER
                                OF                          OF
                              SHARES         AMOUNT       SHARES     AMOUNT
BALANCE, OCTOBER 31, 2007     5,313,794  $      53,138  9,102,655   $91,027
  NET LOSS                            0              0          0         0
  PREFERRED STOCK DIVIDEND            0              0          0         0
  MINIMUM PEN. LIAB. ADJ.             0              0          0         0
                            --------------------------  -------------------

BALANCE, OCTOBER 31, 2008     5,313,794  $      53,138  9,102,655   $91,027
  NET LOSS                            0              0          0         0
  PREFERRED STOCK DIVIDEND            0              0          0         0
  MINIMUM PEN. LIAB. ADJ.             0              0          0         0
                            --------------------------  -------------------

BALANCE, JULY 31, 2009        5,313,794  $      53,138  9,102,655   $91,027
                            ==========================  ===================


                            ADDITIONAL                                   TREASURY
                              PAID-IN     ACCUMULATED   COMPREHENSIV      STOCK,
                              CAPITAL       DEFICIT         LOSS          AT COST
BALANCE, OCTOBER 31, 2007   $28,322,341  ($14,885,103)   ($1,592,262)  ($11,003,545)
  NET LOSS                            0       (55,512)             0              0
  PREFERRED STOCK DIVIDEND            0       (84,712)             0              0
  MINIMUM PEN. LIAB. ADJ.             0             0       (114,210)             0
                            -----------  -------------  -------------  -------------

BALANCE, OCTOBER 31, 2008   $28,322,341  ($15,025,327)   ($1,706,472)  ($11,003,545)
  NET LOSS                            0      (252,841)             0              0
  PREFERRED STOCK DIVIDEND            0       (54,000)             0              0
  MINIMUM PEN. LIAB. ADJ.             0             0         90,000              0
                            -----------  -------------  -------------  -------------
BALANCE, JULY 31, 2009      $28,322,341  ($15,332,168)   ($1,616,472)  ($11,003,545)
                            ===========  =============  =============  =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

                                                JULY 2009     JULY 2008
                                               ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET (LOSS) INCOME                            $  (252,841)  $  176,844
                                               ------------  -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

  DEPRECIATION AND AMORTIZATION                     31,513       31,513

  GAIN ON SALES OF REAL ESTATE                    (193,651)    (912,633)

  MINIMUM PENSION LIABILITY ADJUSTMENT              90,000      189,000

DECREASE (INCREASE) IN ASSETS:

  MORTGAGE NOTE RECEIVABLE - PROCEEDS                    0    1,600,000

  NOTES AND ACCOUNTS RECEIVABLE                    (47,203)     (71,263)

  STOCKYARDS INVENTORY                              20,144       (7,140)

  PREPAID EXPENSES                                 (32,294)      (4,536)

  RESTRICTED CASH - LETTER OF CREDIT               (30,000)           0

  RESTRICTED CASH - TRANSIT INSURANCE              (14,887)      12,720

INCREASE (DECREASE) IN LIABILITIES:

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES            (24,912)     (56,858)

  PENSION PLAN PAYABLE                             (45,024)     (94,677)

  SALARIES AND INTEREST PAYABLE - OFFICERS         192,464     (223,916)

  ACCRUED PROFESSIONAL FEES                        (29,643)     (18,771)

  REAL ESTATE TAXES PAYABLE                         59,283      (17,432)
                                               ------------  -----------

    TOTAL ADJUSTMENTS                              (24,210)     426,007
                                               ------------  -----------

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                              (277,051)     602,851
                                               ------------  -----------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    CANAL CAPITAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
                                   Continued

                                              JULY 2009    JULY 2008
                                             -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  PROCEEDS FROM SALES OF REAL ESTATE            262,720     1,190,000
  COSTS RELATING TO SALES OF REAL ESTATE        (29,809)     (204,367)
  CAPITAL EXPENDITURES                                0       (34,995)
                                             -----------  ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES       232,911       950,638
                                             -----------  ------------

CASH FLOWS PROVIDED BY (USED) IN FINANCING
    ACTIVITIES:

    PROCEEDS FROM LONG-TERM DEBT OBLIGATION      30,000             0
    REPAYMENT OF LONG-TERM DEBT OBLIGATION            0    (1,565,000)
                                             -----------  ------------

NET CASH PROVIDED BY (USED) IN FINANCING
    ACTIVITIES                                   30,000    (1,565,000)
                                             -----------  ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (14,140)      (11,511)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR        21,115        27,925
                                             -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $    6,975   $    16,414
                                             ===========  ============

                                                     JULY 31,
                                                   -----------
                                                 2009          2008
                                             -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:

  INTEREST                                   $   94,650   $   146,083
                                             ===========  ============
  INCOME TAXES                               $        0   $         0
                                             ===========  ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  PREFERRED STOCK DIVIDENDS                  $   54,000   $    81,000
                                             ===========  ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   CANAL CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JULY 31, 2009

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
    -------------------------------------------------

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

     Real estate operations resulted in operating income of $397,000 and $1,172,000 for the nine month periods ended July 31, 2009 and 2008, respectively. Included in the fiscal 2009 results is a 194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Included in the 2008 real estate operating income is a $913,000 gain on the sale of two properties consisting of approximately 8 acres of land and the associated improvements located in South Saint Paul, Minnesota. Additionally, real estate operations contributed $575,000 and $1,574,000 to Canal's revenues for the nine month periods ended July 31, 2009 and 2008, respectively.

     As of July 31, 2009, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

     Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $4,000 and $24,000 at July 31, 2009 and October 31, 2008, respectively.

     Stockyard operations resulted in operating income of $121,000 and an operating loss of $52,000 for the nine month periods ended July 31, 2009 and 2008, respectively. Additionally, stockyard operations contributed $2,151,000 and $2,231,000 to Canal's revenues for the nine month periods ended July 31, 2009 and 2008, respectively.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
    ----------------------------------------------

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

     J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, and $0, and interest payments of $95,000, and $146,000 for the nine month period ended July 31, 2009 and 2008, respectively.

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

        In  June  2009,  the  FASB  issued  SFAS  No.  168, "The FASB Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" ("SFAS 168"). Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will have no material impact on the Company's consolidated financial statements but will require that interim and annual filings include references to the Codification.

3.  INTERIM  FINANCIAL  STATEMENTS
    ------------------------------

     The interim consolidated financial statements included herein have been prepared by Canal and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2009 and the results of its operations and its cash flows for the nine month period ended July 31, 2009. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2008 and the notes thereto which are contained in Canal's 2008 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2009.

4.  MORTGAGE  NOTE  RECEIVABLE
    --------------------------

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

     In March, 2007 Canal received a $50,000 payment on this note as the result of the mortgagee having sold a small piece (0.1 acres of land) of the underlying collateral. On October 31, 2007 after receiving payments totaling $150,000 Canal adjusted the interest rate and extended the due date to March 17, 2008 This note was paid in full in March 2008.

5.  STOCK OPTION PLAN
    -----------------

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan.
There were no exercisable options outstanding under either of these plans at July 31, 2009 or 2008.

6.  BORROWINGS
    ----------

     The Company's variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of July 31, 2009, the balance due under these notes was $1,292,000, all of which is classified as long-term debt-related party.

     At July 31, 2009, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

                                    July 31,   October 31,
($000's Omitted)                      2009        2008
---------------------------------  ---------  ------------
Variable rate mortgage notes due
  May 15, 2012 - related party     $   1,292  $      1,262
Less -- current maturities                 0             0
                                   ---------  ------------
Long-term debt                     $   1,292  $      1,262
                                   ---------  ------------

     The following table summarizes the Company's commitments as of July 31, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):


                                                                More
                                    Less Than   1 - 3   3 - 5   Than
                            Total     1 year    Years   Years   5Yrs.
                            ------  ----------  ------  ------  ------
Pension Plan Liability (a)  $  545  $      105  $  210  $  230  $    0
Mortgage Notes Payable (b)   1,292           0   1,292       0       0
                            ------  ----------  ------  ------  ------
                            $1,837  $      105  $1,502  $  230  $    0
                            ------  ----------  ------  ------  ------

(a)  See Note  16.

(b) The mortgage notes are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal's property, the stock of certain subsidiaries and its art inventories.

7.  RESTRICTED  CASH
    ----------------

     Letter of Credit - This is a $130,000 deposit with Chase Bank to secure a Letter of Credit issued by the bank to the Hartford Insurance Company for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

     Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $42,000 and $27,000 at July 31, 2009 and October 31, 2008, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

8.  INCOME  TAXES
    -------------

     At July 31, 2009, the Company has net operating loss carryforwards of approximately $10,800,000 that expire through 2028. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

9.  IMPAIRMENT  LOSS  ON  LONG-LIVED  ASSETS
    ----------------------------------------

     The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal's long-lived assets to be recorded as of July 31, 2009 and October 31, 2008.

10. ART  INVENTORY  HELD  FOR  SALE
    -------------------------------

     Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first nine months of fiscal 2009 or 2008. Canal's art operations have generated an operating losses of approximately $4,000 and $4,000 in the nine month periods ended July 31, 2009 and 2008, respectively.

     Antiquities art valued at $100,000 represented 100% of total art inventory at both July 31, 2009 and October 31, 2008. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of July 31, 2009 the valuation allowance is approximately $397,000.

11. LEASE  COMMITMENTS
    ------------------

     In June 2004 Canal entered into a lease for approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. This lease expires May 31, 2010.

     Canal's future minimum payments for the next five years required under operating leases that have initial or remaining noncancellable terms in excess of one year as of July 31, 2009 are $24,000 and $14,000 in fiscal 2009 and 2010, respectively. There are no commitments extending past fiscal 2010. Net rent expense under these and other operating leases was $18,000 and $17,000 for the nine month periods ended July 31, 2009 and 2008, respectively.

12. MINIMUM  FUTURE  RENTALS  ON  OPERATING  LEASES
    -----------------------------------------------

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

13. PROPERTY ON OPERATING LEASES
    ----------------------------

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

     A schedule of the Company's property on operating leases at July 31, 2009 is as follows (000's omitted):


                                                   Current Year
                                                   (Retirements
                             Historical Cost         Additions                   Carrying
                                       Bldgs. &           Bldgs. &     Accum.      Value
------------------------------------------------------------------------------------------
Description (1)             Land      Imprvmts.   Land   Imprvmts.     Depr.     07/31/09
                       -------------  ----------  -----  ----------  ----------  ---------
New York office
Leasehold assets       $           0  $        8  $   0  $        0  $      (8)  $       0

9 acres of land
  in Omaha, NE
  Acquired in 1976             1,150          21      0           0        (16)      1,155

3 acres of land
  in S. St. Paul, MN
  Acquired in 1937                10         485      0           0       (421)         74

18 acres of land
  in Sioux City, IA
  Acquired in 1937               400           0      0           0          0         400
                       -------------  ----------  -----  ----------  ----------  ---------
                       $       1,560  $      514  $   0  $        0  $    (445)  $   1,629
                       =============  ==========  =====  ==========  ==========  =========

     A schedule of the Company's reconciliation of property on operating leases carried for the nine months ended July 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):


                                July 31,    October 31,
                                  2009         2008
                               ----------  -------------

Balance at beginning of year   $   1,646   $      1,741
Acquisitions and Improvements          0              0
Cost of property sold                  0            (73)
Depreciation                         (17)           (22)
Reclassifications                      0              0
                               ----------  -------------
Balance at end of the period   $   1,629   $      1,646
                               ----------  -------------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

14.  PROPERTY USED IN STOCKYARD OPERATIONS
     -------------------------------------

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

     A schedule of the Company's property used in stockyard operations at July 31, 2009 is as follows (000's omitted):


                                  Current Year
                                 (Retirements)
                              Historical Cost          Additions                 Carrying
                                        Bldgs. &            Bldgs. &    Accum.     Value
Description (1)             Land        Imprvmts.   Land   Imprvmts.    Depr.    07/31/09
---------------------  --------------  -----------  -----  ----------  --------  ---------

30 acres of land
  in St. Joseph, MO
  Acquired in 1942     $          902  $       265  $   0  $        0  $  (173)  $     994

30 acres of land
  in Sioux Falls, SD
  Acquired in 1937                100           89      0           0      (73)        116
                       --------------  -----------  -----  ----------  --------  ---------
                       $        1,002  $       354  $   0  $        0  $  (246)  $   1,110
                       ==============  ===========  =====  ==========  ========  =========

     A schedule of the Company's reconciliation of property used in stockyard operations carried for the six months ended July 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):


                                July 31,    October 31,
                                  2009         2008
                               ----------  -------------
Balance at beginning of year   $   1,125   $      1,080
Acquisitions and Improvements          0             65
Cost of property sold                  0              0
Depreciation                         (15)           (20)
                               ----------  -------------
Balance at end of the period   $   1,110   $     1,125_
                               ----------  -------------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

15.  PROPERTY HELD FOR DEVELOPMENT OR RESALE
     ---------------------------------------

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

     A schedule of the Company's property held for development or resale at July 31, 2009 is as follows (000's omitted):


                                  Current Year
                                 (Retirements)
                             Historical Cost           Additions                Carrying
                                       Bldgs. &             Bldgs. &   Accum.     Value
Description (1)            Land       Imprvmts.    Land    Imprvmts.    Depr.   07/31/09
--------------------  --------------  ----------  -------  ----------  -------  ---------
16 acres of land
  in St. Joseph, MO   $           40  N/A         $  (40)  N/A         N/A      $       0
  Acquired in 1942

2 acres of land
  in Sioux City, IA               52  N/A         $    0   N/A         N/A             52
                      --------------  ----------  -------  ----------  -------  ---------
  Acquired in 1937
                      $           92  $        0  $  (40)  $        0  $     0  $      52
                      ==============  ==========  =======  ==========  =======  =========

     A schedule of the Company's reconciliation of property held for development or resale carried for the six months ended July 31, 2009 and the year ended October 31, 2008 is as follows (000's omitted):


                                July 31,   October 31,
                                  2009         2008
                               ----------  ------------
Balance at beginning of year   $      92   $         92
Acquisitions and Improvements          0              0
Cost of property sold                (40)             0
Reclassification of property           0              0
                               ----------  ------------
Balance at end of the period   $      52   $         92
                               ----------  ------------

(1) Substantially all of Canal's real property is pledged as collateral for its debt obligations.

16.  PENSION  VALUATION  RESERVE
     ---------------------------

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

     The  components  of  net  periodic  benefit  cost  are  as  follows:


                                      Nine Months Ended
                                     7/31/09    7/31/08
                                    ---------  ----------

Service cost                           4,000       4,000
Interest cost                         76,000      75,000
Expected return on plan assets       (80,000)    (80,000)
Amortization of prior service cost         0           0
Recognized net actuarial loss         90,000     202,000
                                    ---------  ----------
Net periodic benefit cost             90,000     201,000
                                    =========  ==========

For the nine months ended July 31, 2009 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company's required contribution to its pension plan fiscal 2009 is approximately $150,000. A contribution of $45,000 was made in fiscal 2009. Additionally, the Company expects to make the full required contribution before the end of the fiscal year.

17.  401(k) PLAN
     -----------

     The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 % of the employee's annual salary by the Company. The Company made 401(k) matching contributions of approximately $13,000 for each of the nine month periods ended July 31, 2009 and 2008.

18.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     Interest Expense Related Party - At July 31, 2009, all of Canal's Long-Term Debt is held by the company's Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $95,000 and $146,000 and for the nine month periods ended July 31, 2009 and 2008, respectively. At various times during fiscal 2009 and 2008 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2009 and 2008 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of July 31, 2009, the balance due under these notes was $1,292,000 all of which is classified as long-term debt related party.

19.  LITIGATION
     ----------

     Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2009. The following situation did arise in fiscal 2005:

Environmental  Protection  Agency  -  Special  Notice Letter for  Investigation,
--------------------------------------------------------------------------------
Portland,  Oregon  Property
---------------------------

     In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2009

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

     Real  Estate  Operations
     ------------------------

     Real estate operations resulted in operating income of $397,000 and $1,172,000 for the nine month periods ended July 31, 2009 and 2008, respectively. Included in the fiscal 2009 results is a 194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Included in the 2008 real estate operating income is a $913,000 gain on the sale of two properties consisting of approximately 8 acres of land and the associated improvements located in South Saint Paul, Minnesota. Additionally, real estate operations contributed $575,000 and $1,574,000 to Canal's revenues for the nine month periods ended July 31, 2009 and 2008, respectively.

     As of July 31, 2009, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

     Stockyard  Operations
     ---------------------

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

     Stockyard operations resulted in operating income of $121,000 and an operating loss of $52,000 for the nine month periods ended July 31, 2009 and 2008, respectively. Additionally, stockyard operations contributed $2,151,000 and $2,231,000 to Canal's revenues for the nine month periods ended July 31, 2009 and 2008, respectively.

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

     Revenue Recognition -- Lease and rental revenues are recognized ratably
     -------------------
over the period covered. All real estate leases are accounted for as operating leases. Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller's receivable is not subject to future subordination and the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

     Art Inventory Held for Sale -- The nature of art makes it difficult to
     ---------------------------
determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company's history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

     Properties and Related Depreciation -- Properties are stated at cost less
     -----------------------------------
accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

     Property held for Development or Resale -- Property held for development or
     ---------------------------------------
resale consist of approximately 2 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

     Long-Lived Assets -- The Company reviews the impairment of long-lived
     -----------------
assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the assets to the estimated future cash flows expected to result from the use of the asset. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results  of  Operations
-----------------------

     The following tables set forth certain items in our statement of operations for the periods indicated:


                                          Nine Months Ended July 31,
                                      --------------------------------
                                            2009             2008
                                      ----------------  --------------
(In Thousands)
Revenues:
Real Estate Revenues                  $           575   $       1,574
Stockyard Revenues                              2,151           2,231
                                      ----------------  --------------
  Total Revenues                                2,726           3,805
                                      ----------------  --------------

Costs and Expenses:
Real Estate Expenses                              178             402
Stockyard Expenses                              2,030           2,283
General and Administrative Expenses               680             820
                                      ----------------  --------------
  Total Costs and Expenses                      2,888           3,505
                                      ----------------  --------------

(Loss) Income from Operations                    (162)            300

Other Income                                        8              27
Other Expenses                                    (99)           (150)
                                      ----------------  --------------
Net (Loss) Income                     $          (253)  S         177
                                      ----------------  --------------

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

     Canal recognized a net loss of approximately $253,000 in the first nine months of fiscal 2009 as compared to net income of $177,000 for the same period in fiscal 2008. After recognition of accrued preferred stock dividends of $54,000 and $81,000 in 2009 and 2008, respectively, the results attributable to common stockholders were a net loss of $307,000 in 2009 and net income of $96,000 in 2008.

     Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first nine months of fiscal 2009 decreased by $1,079,000 to $2,726,000 as compared with 2008 revenues of $3,805,000. The fiscal 2009 decrease in revenues is due primarily to a $927,000 decrease in sales of real estate combined with a $81,000 decrease in stockyard revenues.

COMPARISON  OF  FISCAL  PERIODS  ENDED  JULY  31,  2009  AND  2008
------------------------------------------------------------------

Real  Estate  Revenues
----------------------

     Real estate revenues for the nine months ended July 31, 2009 of $575,000 accounted for 21.1% of the fiscal 2009 revenues as compared to real estate revenues of $1,574,000 or 41.4% for the same period in fiscal 2008. Real estate revenues are comprised of sale of real estate (45.7% and 75.6%), rentals and other lease income from the rental of vacant land and certain structures (50.4% and 22.8%) and rental income from commercial office space in its Exchange Buildings (3.9% and 1.5%) for the nine months ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due to the decrease in sales of real estate combined with a decrease in outside real estate rent (due to a fiscal 2008 property sale) in the first nine months of fiscal 2009.

Real  Estate  Revenues
----------------------

     Real estate revenues for the three months ended July 31, 2009 of $104,000 accounted for 18.2% of the fiscal 2009 revenues as compared to real estate revenues of $1,110,000 or 68.7% for the same period in fiscal 2008. Real estate revenues are comprised of sale of real estate (0.0% and 89.2%), rentals and other lease income from the rental of vacant land and certain structures (93.5% and 10.1%) and rental income from commercial office space in its Exchange Buildings (6.5% and 0.7%) for the three months ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due to the decrease in sales of real estate in the third quarter of fiscal 2009.

Real  Estate  Expenses
----------------------

     Real estate expenses for the nine months ended July 31, 2009 of $178,000 decreased by $224,000 (55.8%) from real estate expenses of $402,000 for the same period in fiscal 2008. The decrease in real estate expenses is consistent with the 2009 decrease in sales of real estate. Real estate expenses are comprised of the cost of real estate sold (38.9% and 69.0%), labor, operating and maintenance (24.6% and 14.6%), depreciation and amortization (10.4% and 4.1%), taxes other than income taxes (9.4% and 4.0%) and general and administrative expenses (16.7% and 8.3%) for the nine months ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in the cost of real estate sold in the first nine months of fiscal 2009.

Real  Estate  Expenses
----------------------

     Real estate expenses for the three months ended July 31, 2009 of $36,000 decreased by $212,000 (85.6%) from real estate expenses of $248,000 for the same period in fiscal 2008. The decrease in real estate expenses is consistent with the 2009 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 82.7%), labor, operating and maintenance (39.4% and 8.4%), depreciation and amortization (15.6% and 2.2%), taxes other than income taxes (17.2% and 2.2%) and general and administrative expenses (27.8% and 4.5%) for the three months ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in the cost of real estate sold in the third fiscal quarter of 2009.

Stockyard  Revenues
-------------------

Stockyard revenues for the nine months ended July 31, 2009 of $2,151,000 accounted for 78.9% of the fiscal 2009 revenues as compared to stockyard revenues of $2,231,000 or 58.6% for the same period in fiscal 2008. The 2009 decrease in stockyard revenue was due primarily to the severity of the weather experienced in the mid-west. Stockyard revenues are comprised of yard handling and auction (87.3% and 87.7%), feed and bedding income (7.0% and 6.8%) and rental and other income (5.7% and 5.5%) for the nine month periods ended July 31, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard  Revenues
-------------------

Stockyard revenues for the three months ended July 31, 2009 of $466,000 accounted for 81.8% of the fiscal 2009 revenues as compared to stockyard revenues of $506,000 or 31.3% for the same period in fiscal 2008. The 2009 decrease in stockyard revenue was due primarily to the severity of the weather experienced in the mid-west. Stockyard revenues are comprised of yard handling and auction (85.4% and 85.1%), feed and bedding income (7.6% and 7.9%) and rental and other income (7.0% and 7.0%) for the three month periods ended July 31, 2009 and 2008, respectively. The 2009 increase in the stockyard revenues as a percent of total revenues, is due primarily to the $990,000 decrease in sales of real estate in the third fiscal quarter of 2009. There were no significant percentage variations in the year to year comparisons.

Stockyard  Expenses
-------------------

     Stockyard expenses for the nine months ended July 31, 2009 of $2,030,000 decreased by $254,000 (11.1%) from stockyard expenses of $2,284,000 for the same period in fiscal 2008. Stockyard expenses are comprised of labor and related costs (45.4% and 47.0%), other operating and maintenance (27.8% and 28.0%), feed and bedding expense (5.6% and 6.1%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (6.3% and 5.6%) and general and administrative expense (14.2% and 12.6%) for the nine month periods ended July 31, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard  Expenses
-------------------

     Stockyard expenses for the three months ended July 31, 2009 of $466,000 decreased by $40,000 (7.9%) from stockyard expenses of $506,000 for the same period in fiscal 2008. Stockyard expenses are comprised of labor and related costs (45.8% and 49.9%), other operating and maintenance (29.8% and 28.6%), feed and bedding expense (4.1% and 5.2%), depreciation and amortization (0.9% and 0.8%), taxes other than income taxes (7.0% and 6.1%) and general and administrative expense (12.4% and 9.4%) for the three month periods ended July 31, 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

General  and  Administrative
----------------------------

     General and administrative expenses for the nine months ended July 31, 2009 of $680,000 decreased by $140,000 (17.0%) as compared to $820,000 for the same period in fiscal 2008. The major components of general and administrative expenses are officers salaries (51.4% and 43.4%), pension expense (13.2% and 23.1%), insurance expense (5.8% and 6.6%), office salaries (10.2% and 8.6%), travel expense (4.0% and 3.7%), rent (2.6% and 2.1%) and professional fees (3.2% and 2.6%) for the nine month periods ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in pension expenses in fiscal 2009.

General  and  Administrative
----------------------------

     General and administrative expenses for the three months ended July 31, 2009 of $231,000 decreased by $36,000 (14.0%) as compared to $268,000 for the same period in fiscal 2008. The major components of general and administrative expenses are officers salaries (48.8% and 44.1%), pension expense (13.0% and 23.5%), insurance expense (5.7% and 6.7%), office salaries (9.8% and 8.8%), travel expense (3.4% and 3.9%), rent (2.7% and 2.1%) and professional fees (3.1% and 2.7%) for the three month periods ended July 31, 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decrease in pension expenses in fiscal 2009.

Interest  and  Other  Income
----------------------------

     Interest and other income for the nine months ended July 31, 2009 of $8,000 decreased by $19,000 (70.6%) from $27,000 for the same period in fiscal 2008. Interest and other income in fiscal 2008 was comprised primarily of interest income on the $1,600,000 note receivable associated with the fiscal 2005 sale of the company's South St. Paul, Minnesota Exchange Building. As more fully described in note 4 the terms of this mortgage note were amended, including an increase of the rate of interest to 12% per annum. The 2009 decrease in interest and other income is due primarily to the principal reduction of this mortgage note receivable, which was repaid in full in March, 2008.

Interest  Expense
-----------------

     Interest expense for the nine months ended July 31, 2009 of $95,000 decreased by $51,000 (35.2%) from $146,000 for the same period in fiscal 2008. The 2009 decrease is due primarily to Canal's $1,425,000 partial repayment of this debt in fiscal 2008. The principal balance outstanding at July 31, 2009 and October 31, 2008 was $1,292,000 and $1,262,000, respectively, all of which is classified as long-term debt-related party. The interest rate (10%) on Canal's variable rate mortgage notes has remained unchanged for the past 12 months.

(Expense)  Income  from  Art  Sales  &  Operations
--------------------------------------------------

     Other expense from art sales & operations for the nine months ended July 31, 2009 was $4,000, while the same period in fiscal 2008 also generated an loss from art sales & operations of $4,000. Canal had no art sales in the first nine months of fiscal 2009 or fiscal 2008. Art revenues, if any, are comprised of the proceeds from the sale of antiquities and contemporary art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $4,000 and $4,000 for the nine month periods ended July 31, 2009 and 2008, respectively. It is the Company's policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

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

     The Company's variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company's Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal's ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. The Company is in the process of negotiating a three year extension of these notes and anticipates this will be achieved prior to year end. Accordingly, as of July 31, 2009, the balance due under these notes was $1,292,000, all of which is classified as long-term debt-related party.

      Cash and cash equivalents of $7,000 at July 31, 2009 decreased $14,000 from $21,000 at October 31, 2008. Net cash used in operating activities in fiscal 2009 was $277,000. Substantially all of the net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2009 the balance of Canal's liabilities increased by a total of $236,000.

     At July 31, 2009 the Company's current liabilities exceed current assets by approximately $0.5 million which increased slightly as compared to October 31, 2008 when the Company's current liabilities exceeded current assets by $0.4 million. The only required principal repayments under Canal's debt agreements for fiscal 2009 will be from the proceeds (if any) of the sale of certain assets.

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

Other  Factors
--------------

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

ITEM  III.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
            ----------------------------------------------------------------

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2009, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At July 31, 2009, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:


As of        Fixed rate      Average       Fair
July 31,       ($US)      Interest Rate    Value
----------  ------------  --------------  -------
2009        $          0  N/A
2010                   0  N/A
2011                   0  N/A
2012               1,292             10%
2013                   0  N/A
Thereafter             0  N/A
            ------------
Total       $      1,292                  N/A (A)
            ------------                  -------

(A) Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.  Controls and Procedures

     Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2009 ("the Evaluation Date") within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

Item  1:        Legal  Proceedings:
-----------------------------------

     Also  see  Item  3  of  Canal's  October  31,  2008  Form  10-K.

     Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2009.

The  following  situation  did  arise  in  fiscal  2005:

Environmental  Protection  Agency  -  Special  Notice Letter for  Investigation,
--------------------------------------------------------------------------------
Portland,  Oregon  Property
---------------------------

     In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item  2  and  3:   Not  applicable.
----------------

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders:  None.
----------------------------------------------------------------------

Item  5:  Other  Information:   None.
-----------------------------

Item  6:  Exhibits  and  Reports  on  Form  8-K:   (A)     Not  applicable.
------------------------------------------------
                                                   (B)     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 2009.

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

Signature                            Title                      Date
----------------------  -------------------------------  ------------------
                        President and Chief
/S/ Michael E. Schultz  Executive Officer and Director
----------------------
Michael E. Schultz      (Principal Executive Officer)    September 14, 2009

                        Vice President-Finance
                        Secretary and Treasurer
/S/ Reginald Schauder   (Principal Financial and
----------------------
Reginald Schauder       Accounting Officer)              September 14, 2009

/S/ Asher B. Edelman    Chairman of the Board
----------------------
Asher B. Edelman        and Director                     September 14, 2009