Form 10-K
period 2009-10-31
CANAL CAPITAL CORP
filed 2010-01-27
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 002-96666

CANAL CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0102492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 MORRIS STREET PORT JEFFERSON STATION, NY	11776
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (631) 234-0140

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2009, was approximately $125,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2010 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
2009 ANNUAL REPORT ON FORM 10-K

			Page
PART I

ITEM	1.	Business	1
ITEM	2	Properties	7
ITEM	3.	Legal Proceedings	8
ITEM	4.	Submission of Matters to a Vote of Security Holders	8

PART II

ITEM	5.	Market for Registrant's Common Stock and Related Stockholder Matters	9
ITEM	6.	Selected Consolidated Financial Data	10
ITEM	7.	Management's Discussion and Analysis of the Results of Operations and Financial Condition	12
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM	8.	Financial Statements and Supplementary Data	27
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
ITEM	9A.	Controls and Procedures	27
ITEM	9B.	Other Information	28

PART III

ITEM	10.	Directors and Executive Officers of the Registrant.	29
ITEM	11.	Executive Compensation	30
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
ITEM	13.	Certain Relationships and Related Transactions	34
ITEM	14.	Principal Accounting Fees and Services	34

PART IV

ITEM	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			F-1

SIGNATURES			S-1

EXHIBITS			E-1

PART I

This Annual Report on Form 10-K includes “forward-looking statements”.  The words “may,”  “will,” “should,” “continue,” “future,” “potential,” “believe,” “expect,”    “anticipate,” “project,” “plan,” “intend,” “seek,” “estimate” and similar expressions identify forward-looking statements.  We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.  Please see “Risk Factors” below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.  All forward-looking statements and risk factors included in this Annual Report on Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factors.

Canal Capital Corporation’s fiscal year ends on October 31, of each calendar year.  Each reference to a fiscal year in this Annual Report on Form 10K refers to the fiscal year ending October 31, of the calendar year indicated.  Unless the context requires otherwise, references to “we”, “us”, “our”, “Canal Capital Corporation” and the “Company” refer to Canal Capital Corporation and its subsidiaries.

Item 1.	Business

Company Overview

The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

Canal is engaged in two distinct businesses -- real estate and stockyard operations.

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota.  The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale.  Its principal real estate operating revenues are derived from lease  income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Building, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating properties and properties held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in  Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery.  The Company’s principal stockyard revenues are derived from a per head charge (“yardage charge”) imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding.  See “Stockyard Operations”.

Real Estate Operations

General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.0 million, while contributing $1.9 million to Canal's revenues for fiscal 2009.  During fiscal 2009, Canal sold approximately 28 acres of land located in Saint Joseph, Missouri and Sioux City, Iowa for $1.5 million generating operating income of $0.8 million.

As of October 31, 2009, there are approximately 37 acres of undeveloped land owned by Canal located in two Midwest states (see ITEM 2) .  Canal is continuing the program, which it started several years ago, to develop or sell this property.  Additionally, Canal will continue to entertain any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating properties and properties held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate in fiscal 2010.

Risk - Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates.  Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its real estate properties.

Competition - Canal competes in the area of real estate development with other regional developers, some of which are substantially larger and have significantly greater financial resources than Canal.  To a certain extent, Canal's real estate revenues are dependent on the ability of the stockyard operations and the various meat packers located adjacent to Canal’s properties to successfully compete in their respective businesses.

Stockyard Operations

General - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in  Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”).

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal now leases a portion of this property (approximately 10 acres), on a month to month basis, to a group that formerly operated at the stockyards as independent commission firms. This group will only handle hogs and sheep on the leased property. Canal has listed the entire property (approximately 30 acres) for sale with a local real estate agency. The sale of this property will be a priority in fiscal 2010. Canal will entertain all reasonable offers. The net value of this property was transferred to property held for development or resale as of October 31, 2009.

Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery.  The livestock handled by the Company’s stockyard include cattle, hogs, and sheep.  Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company’s stockyard provides all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel.  In addition, the stockyard provides other services including pure bred and other specialty sales for producer organizations.  The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

Actual marketing transactions at a stockyard are managed for livestock producers by market agencies and independent commission sales people to which the livestock are consigned for sale.  These market agencies (some of which are owned and operated by the Company) and independent sales people receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid within twenty-four hours of the sale.  Yardage fees vary depending upon the type of animal, the extent of services provided by the stockyard, and local competition.  Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled.  In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the market agencies and independent commission sales people which operate at the stockyard. Stockyard operations are seasonal, with greater volume generally experienced during the first and fourth quarters of each fiscal year, during which periods livestock is generally brought to market.

 Virtually all of the volume at Canal’s Sioux Falls stockyard in fiscal 2009 was handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually.

Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyard to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Stockyard operations resulted in operating income of approximately $0.7 million while contributing approximately $2.6 million to Canal’s revenues for fiscal 2009. The Saint Joseph stockyard generated operating income of $167,000 while the Sioux Falls stockyard generated an operating loss of $96,000 in fiscal 2009. The sharp decrease in operating results experienced in fiscal 2008 is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company’s stockyards and the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the beginning of fiscal 2007.

Risk - Stockyard activities face a variety of risks and uncertainties related to the safeguarding of the national food supply which are beyond our control.  Public confidence in the government’s efforts to safeguard the food supply is essential for the success of our stockyard operations.  An outbreak of a disease such as bovine spongiform encephalopathy (BSE) better known as Mad Cow Disease could have a devastating impact on stockyard operations.  For the company’s part we strictly follow all USDA regulations to ensure to the extent  we  can  the  safety  of  the  food supply.  Furthermore, stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

Competition - Canal competes in the area of public stockyards with other regional public stockyards and sale barns, some of which are substantially larger and have greater financial resources than Canal.  To a certain extent, Canal’s stockyard revenues are dependent on the ability of the market agencies and independent commission sales people at each of Canal’s stockyard locations to compete within the region.

Art Inventory Held for Sale

Canal established its art operations in the late 1980's by acquiring for resale a significant inventory of antiquities primarily from the ancient Mediterranean cultures.

Canal is in the process of selling, in an orderly manner, its remaining art inventory consisting of antiquities only as of October 31, 2009. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. In the case of consignment sales through independent art dealers, Canal consigns its pieces at specific prices. In the case of public art auctions, the Company primarily consigns its art pieces to the two largest auction houses for their spring and fall art auctions and Canal sets a minimum acceptable price on the pieces consigned.

In fiscal 2009, Canal did not have any art sales.  Canal’s remaining art inventory consists of seven pieces of antiquity art at both October 31, 2009 and 2008.

Risk & Competition - Selling art in general involves various degrees of risk.  Canal’s success in selling its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. Canal competes in the sale of its art inventory with investment groups and other dealers, most of whom are substantially larger and have greater financial resources and staff than Canal.

Employees - At October 31, 2009, Canal had approximately 30 employees.

Executive Officers - At October 31, 2009 Canal’s Executive Officers were:

Name	Age	Held Since	Title

Asher B. Edelman	70	1991	Chairman of the Board

Michael E. Schultz	73	1991	President and Chief Executive Officer

Reginald Schauder	60	1989	Vice President, Chief Financial Officer, Treasurer and Secretary

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

Risk Related to Our Business - The Company’s risk and uncertainties related to our financial condition and our business include a variety of factors that are beyond our control.  Such factors include, without limitation: overall economic conditions; public confidence in the government’s ability to safeguard the food supply from infectious diseases; competition for tenants in the agribusiness; the ability of the Company’s tenants to compete in their respective businesses; the effect of fluctuations in supply, demand, international monetary conditions and inflation on the Company’s art inventories; securities risks associated with collections of antiquities and art; and the effect of fluctuations in interest rates and inflation on the Company’s indebtedness.

ITEM 2.	Properties

Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations.  Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses) an Exchange Building (commercial office space), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.  As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties.  Canal's properties at October 31, 2009 include:

New York Headquarters - Canal’s New York operations consist of approximately 200 square feet of office space located in Port Jefferson Station, New York.

Location	Acquired	Year Site(2)	Total Bldgs.	Exchange Opertns(1)	Leased Stkyds Parties	Held for to Third Development (3)
St. Joseph, MO	1942	30	0	30	0	0
S. St. Paul, MN	1937	1	0	0	1	0
Sioux City, IA	1937	8	0	0	6	2
Omaha, NE	1976	9	0	0	9	0
Sioux Falls, SD	1937	36	1	0	0	35
Total		84	1	30	16	37

The following schedule shows the average occupancy rate and average rental rate of Canal's Exchange Building located in Sioux Falls, South Dakota:

	2009		2008
Location	Occupancy Rate	Average(4)Rental Rate	Occupancy Rate	Average(4)Rental Rate

Sioux Falls, SD	30%	$7.00	80%	$7.00

NOTES
(1)  Canal operates one central public stockyard. a
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

Canal was not a party to any ongoing litigation at October 31, 2009.  The following situation did arise in fiscal 2005.

Environmental Protection Agency - Special Notice Letter for Remedial Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At October 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

ITEM 5.	Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

Canal's stock is traded over-the-counter through the "pink sheets".  The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2009 as reported on the "pink sheets" were:

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low

January 31	$0.04	$0.02	$0.07	$0.03

April 30	$0.07	$0.02	$0.07	$0.03

July 31	$0.07	$0.03	$0.10	$0.04

October 31	$0.05	$0.03	$0.07	$0.04

Dividend Policy and Holders

There were no cash dividends paid during fiscal 2009 or 2008.  Canal is subject to restrictions on the payment of cash dividends under certain debt agreements.  As of January 15, 2010, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

THE FOLLOWING SELECTED FINANCIAL DATA HAVE BEEN DERIVED FROM OUR CONSOLIDATED FINANCIAL STATEMENTS THAT, WITH THE EXCEPTION OF FISCAL 2009, HAVE BEEN AUDITED BY TODMAN & CO., CPAs, P.C.,  INDEPENDENT AUDITORS.  THE INFORMATION SET FORTH BELOW IS NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE OPERATIONS AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” INCLUDED IN ITEM 7 OF OUR ANNUAL REPORT ON FORM 10-K.

	YEARS ENDED OCTOBER 31,
STATEMENT OF OPERATIONS DATA	2009		2008	2007	2006	2005
	UNAUDITED		AUDITED	AUDITED	AUDITED	AUDITED
(IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES FROM CONTINUING OPERATIONS	$4,533	(1)	$4,450 (2)	$3,629 (3)	$4,404 (4)	$6,467	(5)

NET (LOSS) INCOME	$36		$ (56)	$ (948)	$(322)	$716

(LOSS) INCOME PER SHARE:

BASIC	$0.04		$(0.03)	$(0.25)	$(0.10)	$0.15

DILUTED	$0.04		$(0.03)	$(0.25)	$(0.10)	$0.15

CASH DIVIDENDS PAID	$0.00		$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

- BASIC	4,327		4,327	4,327	4,327	4,327

- DILUTED	4,327		4,327	4,327	4,327	4,327

	OCTOBER 31,
	2009	2008	2007	2006	2005
	UNAUDITED	AUDITED	AUDITED	AUDITED	AUDITED
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE SHEET DATA:

CURRENT ASSETS	$361	$305	$1,849	$2,283	$648
PROPERTY ON OPERATING LEASES, NET	1,074	1,646	1,741	1,763	1,840
PROPERTY USED AS STOCKYARDS	988	1,125	1,080	1,100	1,121
MORTGAGE NOTE RECEIVABLE	0	0	0	0	1,750
OTHER ASSETS	433	221	139	313	455

TOTAL ASSETS	$2,856	$3,297	$4,809	$5,459	$5,814

CURRENT LIABILITIES	$447	$749	$708	$606	$753
NON-CURRENT LIABILITIES	938	555	429	436	562
LONG-TERM DEBT	992	1,262	2,687	2,687	2,687
STOCKHOLDERS' EQUITY	479	731	985	1,730	1,812

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)	$2,856	$3,297	$4,809	$5,459	$5,814

COMMON SHARES OUTSTANDING AT YEAR-END	4,327	4,327	4,327	4,327	4,327

ITEM 6.  Selected Financial Data (continued..)

NOTES:

(1)	The revenue increase was due primarily to a $0.3 million increase in sales of real estate offset to a certain extent by a $0.2 million decrease in revenues from stockyard operations.

(2)	The revenue increase was due primarily to a $1.1 million increase in sales of real estate offset to a certain extent by a $0.3 million decrease in revenues from stockyard operations.

(3)	The revenue decrease was due primarily to a $0.5 million decrease in sales of real estate coupled with a $0.2 million decrease in revenues from stockyard operations.

(4)	The revenue decrease was due primarily to a $2.2 million decrease in sales of real estate offset to a certain extent by the $0.2 million increase in revenues from stockyard operations.

(5)	The revenue increase was due primarily to a $2.5 million increase in sales of real estate offset by a decrease in exchange building rent.

(6)	For discussion of material uncertainties and commitments, see Notes 9 and 17 to the Consolidated Financial Statement.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report and in the documents that we incorporate by reference into this report.  This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “Risk factors”.

You should also be aware that due to financial constraints Canal’s fiscal 2009 Financial Statements have been presented without audit.

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

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in  Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery.  The Company’s principal stockyard revenues are derived from a per head charge (“yardage charge”) imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding.  See “Stockyard Operations”.

Real Estate Operations

General - Canal is involved in the management, development or sale of its real estate properties located in five Midwest states. Real estate operations, resulted in operating income of $1.0 million, while contributing $1.9 million to Canal's revenues for fiscal 2009.  During fiscal 2009, Canal sold approximately 28 acres of land located in Saint Joseph, Missouri and Sioux City, Iowa for $1.5 million generating operating income of $0.8 million.

As of October 31, 2009, there are approximately 37 acres of undeveloped land owned by Canal located in two Midwest states (see ITEM 2) .  Canal is continuing the program, which it started several years ago, to develop or sell this property.  Additionally, Canal will continue to entertain any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating properties and properties held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate in fiscal 2010.

Risk - Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates.  Furthermore, there can be no assurance that Canal will be successful in the development, lease or sale of its real estate properties.

Competition - Canal competes in the area of real estate development with other regional developers, some of which are substantially larger and have significantly greater financial resources than Canal.  To a certain extent, Canal's real estate revenues are dependent on the ability of the stockyard operations and the various meat packers located adjacent to Canal’s properties to successfully compete in their respective businesses.

Stockyard Operations

General - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in  Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”).

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal now leases a portion of this property (approximately 10 acres), on a month to month basis, to a group that formerly operated at the stockyards as independent commission firms. This group will only handle hogs and sheep on the leased property. Canal has listed the entire property (approximately 30 acres) for sale with a local real estate agency. The sale of this property will be a priority in fiscal 2010. Canal will entertain all reasonable offers. The net value of this property was transferred to property held for development or resale as of October 31, 2009.

Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly,  grading,  and  price  discovery.   The  livestock handled by the Company’s stockyards include cattle, hogs, and sheep.  Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company’s stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers, weigh masters and scales, feed and bedding, and security personnel.  In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations.  The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

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

Virtually all of the volume at Canal’s Sioux Falls stockyards was handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually.

Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Stockyard operations resulted in operating income of approximately $0.7 million while contributing approximately $2.6 million to Canal’s revenues for fiscal 2009. The Saint Joseph stockyard generated operating income of $167,000 while the Sioux Falls stockyard generated an operating loss of $96,000 in fiscal 2009. The sharp decrease in operating results experienced in fiscal 2008 is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company’s stockyards and the loss of two independent commission firms at the Sioux Falls, South Dakota stockyards at the beginning of fiscal 2007.

Risk - Stockyard activities face a variety of risks and uncertainties related to the safeguarding of the national food supply which are beyond our control.  Public confidence in the government’s efforts to safeguard the food supply is essential for the success of our stockyard operations.  An outbreak of a disease such as bovine spongiform encephalopathy (BSE) better known as Mad Cow Disease could have a devastating impact on stockyard operations.  For the company’s part we strictly follow all USDA regulations to ensure to the  extent we can the safety of the food supply.  Furthermore, stockyard activities in general may involve various degrees of risk, such as competition from other regional stockyards and sale barns, general market conditions and to a lesser extent interest rates.

Competition - Canal competes in the area of public stockyards with other regional public stockyards and sale barns, some of which are substantially larger and have greater financial resources than Canal.  To a certain extent, Canal’s stockyard revenues are dependent on the ability of the market agencies and independent commission sales people at each of Canal’s stockyard locations to compete within the region.

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

Revenue Recognition –- Lease and rental revenues are recognized ratably over the period covered.  All real estate leases are accounted for as operating leases.  Revenues from real estate sales are recognized generally when title to the property passes.  Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

Art Inventory Held for Sale –- Inventory of art consisting of antiquities only as of October 31, 2009 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value.  The most compelling evidence of a value in most cases is an independent appraisal.   For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful lives of the properties.  Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

Property held for Development or Resale -- Property held for development or resale consist of approximately 37 acres located in the Midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases.  The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.  The land is valued at cost which does not exceed the net realizable value.

Long-Lived Assets -– The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the assets to the estimated future cash flows expected to result from the use of the asset. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended October 31,
	UNAUDITED	AUDITED	AUDITED
	2009	2008	2007
Revenues:	(In Thousands)
Real Estate Revenue	$1,942	$1,681	$598
Stockyard Revenue	2,591	2,796	3,031
Total Revenue	4,533	4,450	3,629

Costs and Expenses:
Real Estate Expenses	921	349	239
Stockyard Expenses	2,520	2,959	2,923
General and Administrative Expenses	957	1,071	1,114
Total Costs and Expenses	4,397	4,379	4,276

Income (Loss) from Operations	135	71	(647)
Other Income	32	55	143
Other Expenses	(137)	(182)	(444)

Net Income (Loss)	$30	$(56)	$(948)

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

Canal recognized net income of $0.1 million for 2009 as compared to the 2008 net loss of $0.1 million and the 2007 net loss of $0.9 million.  After recognition of preferred stock dividend payments (accrued or paid in additional shares of preferred stock for each of fiscal 2009, 2008 and 2007  of $73,000 in 2009, $85,000 in 2008 and $105,000 in 2007, the results attributable to common stockholders were a net loss of $0.1 million in 2009, a net loss of $0.1 million in 2008 and a net loss of $1.1 million in 2007. Canal’s 2009 net loss of $0.1 million is due primarily to a $0.3 million increase in operating income from stockyard operations combined with a $0.1 million decrease in general and administrative expenses, which were offset by a $0.3 million decrease in operating income generated by sales of real estate. Canal’s 2008 net loss of $0.1 million was due primarily to the $0.3 million decrease in income from stockyard operations.

Canal's revenues from continuing operations consist of revenues from its  real estate and stockyard operations.  Revenues in 2008 increased by $0.8 million to $4.4 million as compared with 2007 revenues which had decreased  by $0.8 million to $3.6 million as compared with 2006 revenues of $4.4  million. The fiscal 2009 increase in revenues is due primarily to the $0.3 million increase in sales of real estate  offset to a certain  extent  by  the $0.2 million decrease in revenues from stockyard operations. The fiscal 2008 increase in revenues is due primarily to the $1.1 million increase in sales of real estate  offset to a certain  extent  by  the $0.3 million decrease in revenues from stockyard operations.

Contractual Obligations

The following table summarizes the Company’s commitments as of October 31, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 - 3Years	3 - 5Years	More Than 5 Yrs.

Pension Plan Liability (a)	$797	$58	$500	$239	$0
Mortgage Notes Payable (b)	992	0	992	0	0

	$1,789	$58	$1,492	$239	$0

(a)	See Note 21 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2009 AND 2008

Real Estate Revenues

Real estate revenues for 2009 of $1.9 million accounted for 42.8% of the 2009 total revenues as compared to revenues of $1.7 million or 37.8% for 2008.  Real estate revenues are comprised of sale of real estate (79.2% and 70.8%), rentals and other lease income from the rental of vacant land and certain structures (19.4% and 27.2%) and rental income from commercial office space in its Exchange Buildings (1.4% and 2.0%) for 2009 and 2008, respectively.   The percentage variations in the year to year comparisons are due primarily to the $0.3 million increase in real estate sales for fiscal 2009.

Real Estate Expenses

Real estate expenses for 2009 of $0.9 million increased by $0.6 million (163.8%) from $0.3 million in 2008.  Real estate expenses are comprised of cost of real estate sold (76.2% and 50.8%), labor, operating and maintenance (5.5% and 22.6%), depreciation and  amortization  (2.2% and 6.4%),  taxes  other than  income taxes (2.4% and 7.5%), and general and administrative  expenses (4.0% and 12.7%) for 2009 and 2008, respectively. The 2009 increase in the cost of real estate sold of $0.6 million is due to the increase in real estate sales discussed above.  The percentage variations in the year to year comparisons of the other real estate operating expenses is also due to the sharp increase in cost of real estate sold in fiscal 2009.

Stockyard Revenues

Stockyard revenues for 2009 of $2.6 million accounted for 57.2% of the 2009 total revenues as compared to revenues of $2.8 million or 62.2% for 2008.  Stockyard revenues are comprised of yard handling and auction (87.0% and 87.8%), feed and bedding income (7.0% and 6.8%), rental and other income (6.0% and 5.4%) for 2009 and 2008, respectively.  The 2009 decrease in stockyard revenues as a percent of total revenues is due to the $0.3 million increase in sales of real estate this year. There were no other significant percentage variations in the year to year comparisons.

Stockyard Expenses

Stockyard expenses for 2009 of $2.5 million decreased by $0.5 million (14.8%) from $3.0 million in 2008.  Stockyard expenses are comprised of labor and related costs (45.4% and 47.3%), operating and maintenance (27.8% and 28.6%), feed and bedding expense (5.2% and 5.9%), depreciation and amortization (0.8% and 0.7%), taxes other than income taxes (6.5% and 5.7%)
and general and administrative expenses (14.3% and 12.0%) for 2009 and 2008, respectively.  The 2009 decrease is due primarily to certain operating efficiencies coupled with somewhat milder weather conditions experienced throughout the mid-west this past winter .  There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for 2009 of $1.0 million decreased by $0.1 million (10.7%) from $1.1 million in 2008.  The major components of general and administrative expenses are officers salaries (48.4% and 46.1%),pension expense (13.1% and 10.3%), insurance expense (8.3% and 11.3%), office salaries (9.6% and 9.7%), travel expense (3.6% and 4.3%), rent expense (2.1% and 2.1%) and legal fees (5.4% and 5.0%)  for  2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for 2009 of $132,000 decreased by $45,000 (25.2%) from $177,000 in 2008.  The 2009 decrease is due primarily to the $270,000 decrease in long-term debt outstanding during fiscal 2009.  Interest rates on Canal's variable rate mortgage notes averaged 10.00% in 2009 and 2008.  At October 31, 2009 the outstanding balance of these notes was $992,000.

Interest and Other Income

Interest and other income of $32,000 for 2009 decreased $23,000 (41.8%) from $55,000 in fiscal 2008.  Interest and other income is primarily comprised of dividend and interest income.

Income from Art Sales

In fiscal 2009, Canal recognized a loss from art operations of $5,000 which was unchanged from fiscal 2008.   Art revenues are comprised of the proceeds from the sale of art.  There were no art sales in fiscal 2009 or fiscal 2008. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses.  In both fiscal 2009 and fiscal 2008 Canal incurred selling, general and administrative expenses of $5,000. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

There was no transaction of this nature in either fiscal 2009 or 2008.

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

Stockyard Expenses

Stockyard expenses for 2008 of $3.0 million increased by $0.1 million (1.2%) from $2.9 million in 2007.  Stockyard expenses are comprised of labor and related costs (47.3% and 48.3%), operating and maintenance (28.6% and 27.3%), feed and bedding expense (5.9% and 5.5%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (5.7% and 6.0%) and general and administrative expenses (12.0% and 12.2%) for 2008 and 2007, respectively.  The 2008 increase is due primarily to the severe weather conditions experienced throughout the mid-west this past winter ..  There were no significant percentage variations in the year to year comparisons.

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

Income from Art Sales

In fiscal 2008, Canal recognized a loss from art operations of $5,000 as compared to income of $17,000 for fiscal 2007.   Art revenues are comprised of the proceeds from the sale of art.  There were no art sales in fiscal 2008, as compared to fiscal 2007 when Canal sold its remaining 13 pieces of contemporary  art, twelve of which were to a related party (See note 24) generating gross proceeds of $159,000.  Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses.  In fiscal 2008, Canal incurred selling, general and administrative expenses of $5,000 as compared to fiscal 2007 cost of inventory sold of $144,000 (net of a valuation allowance of $406,000) and selling, general and administrative expenses of $19,000. Additionally, in fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management’s estimate of the inventories net realizable value. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

Other expense of $86,000 for 2007 was primarily related to the loss incurred by the Company on the sale of its joint venture investment. There was no transaction of this nature in fiscal 2008.

Related Party Transactions

Interest Expense Related Party - At October 31, 2009, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer and members of his family.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $132,000, $177,000 and $269,000 for the years ended October 31, 2009, 2008 and 2007, respectively. At various times during fiscal 2009 certain holders of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2009.  As of October 31, 2009, the balance due under these notes was $992,000 all of which is classified as long-term debt related party.

In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company’s Chairman. The 12 pieces were sold for $100,000 which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the softness of the current art market; general economic conditions; Canal’s cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management determined that it was in Canal’s best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders’ equity for the year ended October 31, 2007. There were no transactions of this nature in fiscal 2008 or 2009.

Contractual Obligations

The following table summarizes the Company’s commitments as of October 31, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 - 3Years	3 - 5Years	Over 5 Yrs.

Pension Plan Liability (a)	$797	$58	$500	$239	$0
Mortgage Notes Payable (b)	992	0	992	0	0
	$1,789	$58	$1,492	$239	$0

(a)	See Note 21 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

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

The Company’s variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; restricts Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party.

 Cash and cash equivalents of $155,000 at October 31, 2009 increased $134,000 from $21,000 at October 31, 2008. Net cash used by operations in fiscal 2009 was $0.8 million.   Substantially all of the 2009 net proceeds from the sale of real estate of $1.5 million was used in operations, to reduce long-term debt and to meet the company’s long-term pension liability.

At October 31, 2009 the Company’s current liabilities exceeded current assets by approximately $0.1 million which represented a decrease of $0.3 million over October 31, 2008  when current liabilities exceeded current assets by approximately $0.4 million.

As discussed above, Canal’s cash flow position has been under significant strain for the past several years.  Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows.  Management believes that its income from operations combined  with its cost  cutting  program and  planned reduction of its antiquities art inventory  will enable it to finance its current business activities.  There can, however, be no assurance that Canal will be able to effectuate its planned antiquities art inventory  reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2009.  This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

	UNAUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2009	2009	2009	2009	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$104	$367	$104	$1,367	$1,942
REAL ESTATE EXPENSES	37	105	36	743	921
OPERATING INCOME	$67	$262	$68	$624	$1,021

STOCKYARD REVENUES	$814	$870	$466	$441	$2,591
STOCKYARD EXPENSES	726	775	529	490	2,520
OPERATING INCOME	$88	$95	$(63)	$(49)	$71

NET INCOME (LOSS)	$(102)	$108	$(259)	$283	$30
NET INCOME (LOSS)PER COMMON SHARE:
BASIC & DILUTED	$(0.03)	$0.02	$0.08	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

	AUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2008	2008	2008	2008	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$330	$133	$1,110	$108	$1,681
REAL ESTATE EXPENSES	112	42	148	47	349
OPERATING INCOME	$218	$91	$962	$61	$1,332

STOCKYARD REVENUES	$901	$824	$506	$537	$2,768
STOCKYARD EXPENSES	802	798	683	676	2,959
OPERATING INCOME	$99	$26	$(177)	$(139)	$(191)

NET INCOME (LOSS)	$(8)	$(190)	$475	$(333)	$(56)
NET INCOME (LOSS)PER COMMON SHARE:
BASIC & DILUTED	$(0.01)	$(0.05)	$0.08	$(0.05)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably  possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.  We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At October 31, 2009, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed Amount	Average	Fair
October 31,	($ US)	Interest Rate	Value

2010	$ 0	N/A

2011	0	N/A

2012	992	10%

2013	0	N/A

2014	0	N/A

Thereafter	0	N/A

Total	$ 992		N/A (A)

(A)	Long-term debt related party (See Note 5): it is not practicable to estimate the fair value of the related party debt (See Note 18).

ITEM 8.	Financial Statements and Supplemental Data

The financial statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto and are set forth on pages F-2 through F-31 included in Item 15(A) of the report.

ITEM 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Due to financial constraints Canal’s fiscal 2009 Financial Statements have been presented without audit.

ITEM 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report.  Based on such evaluation, such officers have concluded that, as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Canal Capital Corporation (and its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Company’s internal control over financial reporting, management has adopted the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer of the Company, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals.  Internal control over financial reporting includes those policies and procedures that (1)  pertain to the maintenance  of  records  that, in  reasonable  detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  However, because of inherent limitations internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Company’s internal control over financial reporting, was, as of the end of the period covered by this report, effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the Company to provide only for this report.

(C) Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The company’s Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2009, the Board of Directors held three meetings.

In addition to Messrs. Edelman and Schultz, there is one additional executive officer, Reginald Schauder, Vice President and Chief Financial Officer.  Due to, among other things, the financial condition of the company and the limited number of executive officers, the company has not adopted a code of ethics that applies to the Company’s principle executive officer, principle financial and accounting officer, or persons performing similar functions.  The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company.  At a later time, a code of ethics may be adopted by the Board of Directors.

The following information with respect to the principal occupation or employment of each director and executive officer and the name and principal business of the Company or other organization in which such occupation or employment is carried on, and in regard to other affiliations and business experience during the past five years, has been furnished to the Company by the respective directors.

Asher B. Edelman, age 70, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985.  Mr. Edelman was a Director, Vice-Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as  Dynacore Holdings Corporation,  ("CattleSale") from March 1985 to December 2003.

Michael E. Schultz, age 73, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

Reginald Schauder, age 60, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11.	Executive Compensation

The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2009 exceeded $100,000.

SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal Position	Year	Salary

Michael E. Schultz	2009	$175,000
President and Chief	2008	$175,000
Executive Officer	2007	$175,000

Asher B. Edelman	2009	$175,000
Chairman of the Board	2008	$175,000
and Executive Committee	2007	$175,000

Reginald Schauder	2009	$124,000
Vice President, Chief	2008	$124,000
Financial Officer Treasurer and Secretary	2007	$124,000

In order to improve the Company’s cash flow, Messrs. Edelman and Schultz each agreed to defer receipt for $55,000 of their annual salaries effective June 1, 2001.  Additionally, effective November 1, 2006 Mr. Schauder agreed to defer receipt for $12,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. At October 31, 2009, the total liability under these agreements was $0.  Additionally, Mr. Schultz has deferred interest and other reimbursable expenses during the year. All of the outstanding liability under these agreements were repaid as funds become available in fiscal 2009.

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

In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan.  As a result of prior service, Messrs. Edelman and Schauder have deferred annual accumulated benefits of approximately $1,900 and $600, respectively, as of October 31, 2009.  Mr. Schultz has no benefit under the Retirement Plan.  For further information on the Retirement Plan (see Note 21).

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

During the 2009 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised.  At October 31, 2009, there were no options outstanding under the 1985 Plan.

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

In connection with the Company's investment activities, if any, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. At October 31, 2009, the Company had no such investments.

ITEM 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2010 were:

SECURITIES BENEFICIALLY OWNED

Name	No. of Common Shares Beneficially owned (a)		Percent of Class of Common Stock

Asher B. Edelman	1,909,605	(c)	44.13

Michael E. Schultz	58,835	(c)	1.36

William G. Walters	234,440	(b)	5.42

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

SECURITIES OWNED BY MANAGEMENT

The following table sets forth certain information as of January 15, 2010, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date.  Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

	No. of Common Shares		Percent of Class
Name	Beneficially owned (a)		of Common Stock

Asher B. Edelman	1,909,605	(b)	44.13

Reginald Schauder	100	(c)	0.01

Michael E. Schultz	58,835	(d)(e)	1.36

All Directors and Officers as a group (3 persons)	1,968,540		45.50

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

(b)           The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. (“Edelman Family Partnership”), of which Mr. Edelman is the general partner,  43,830 shares of common stock owned by Edelman Value Partners, L.P. (“Value Partners”), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan (“Canal Retirement Plan”), of which Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner.  Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman  as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President.  Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas.  Additionally, the number reported herein for Mr. Edelman includes 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

(c)           Represents 100 shares owned directly.

(d)           Represents 58,835 shares owned directly.

(e)           The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

ITEM 13.	Certain Relationships and Related Transactions

See:	Item 11 "Compensation Committee Interlocks and Insider Participation"

ITEM 14.	Principal Accounting Fees and Services

Due to financial constraints Canal’s fiscal 2009 Financial Statements have been presented by management without audit.

The following fees were billed to us by Todman & Co., CPAs, PC during fiscal 2009 and 2008:

	2009	2008
Audit fees	$0	$55,000
Tax fees	0	0
All other fees	0	3,000
	$0	$58,000

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS, CONTINUED
Exhibit No.

10(e)
Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10(f)
Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10(g)
$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10(h)
$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10(i)
$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

22	Subsidiaries of the registrant.

31	Certification Pursuant to Rule 13a-14(a)/15d-14(A).

32	Certification Pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

INVESTOR INFORMATION

Annual Meeting	Corporate Headquarters

The Annual Meeting of Shareholders of Canal Capital Corporation will be held in our offices at 4 Morris Street, Port Jefferson Station NY, 11776 on a date to be announced.	4 Morris Street, Port Jefferson Station, NY 11776

Stock Certificates

The Board of Directors of Canal Capital Corporation urges all shareholders to vote their shares in person or by proxy and thus participate in the decisions that will be made at the annual meeting.
Inquiries regarding change of name or address, or to replace lost certificates should be made directly to American Stock Transfer and Trust Co., 59 Maiden Lane, New York, NY 10007 or telephone (718) 921-8200

Stock Listing

Canal Capital Corporation common stock is traded on the over-the-counter market through the "pink sheets".	Auditors
None

Investment Analyst Inquiries	General Counsel

Analyst inquiries are welcome.	Proskauer Rose LLP
1585 Broadway
Phone or write: Michael E. Schultz,	New York, NY 10036
President at (631) 234-0140	(212) 969-3000

FORM 10-K -- ITEM 15(a)(1) and (2)
CANAL CAPITAL CORPORATION AND SUBSIDIARIES

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as part of this report:

MANAGEMENTS  REPORT

To the Stockholders of Canal Capital Corporation:

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2009 Financial Statements have been presented in this Form 10k without benefit of independent audit.

Management has prepared the accompanying consolidated balance sheets of CANAL Capital Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009.

Canals’ fiscal 2009 consolidated financial statements have been prepared, by management,  in accordance with accounting principles generally accepted in the United States.  These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Management continually evaluates our estimates, including those related to revenue recognition, bad debts, income taxes, fixed assets, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Dated: January 27, 2010	Dated: January 27, 2010

/S/ Michael E. Schultz	/S/ Reginald Schauder
Chief Executive Officer	Chief Financial officer

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	October 31,
	2009	2008

ASSETS	UNAUDITED	AUDITED

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	154,624	21,115

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF ZERO AT BOTH OCTOBER 31, 2009 AND 2008	72,702	147,140

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $ 396,522 AND $396,522 AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	100,000	100,000

STOCKYARDS INVENTORY	16,586	24,426

PREPAID EXPENSES	16,965	12,955

TOTAL CURRENT ASSETS	360,877	305,636

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $ 450,199AND $ 427,999 AT OCTOBER 31, 2009AND 2008, RESPECTIVELY	1,073,607	1,645,807

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $ 178,386 AND $ 230,687 AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	988,322	1,124,871

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	91,510
RESTRICTED CASH - LETTER OF CREDIT	130,000	100,000
RESTRICTED CASH - TRANSIT INSURANCE	30,690	26,736
DEPOSITS AND OTHER	0	2,700

	433,215	220,946

	$2,856,021	$3,297,260

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008

LIABILITIES & STOCKHOLDERS' EQUITY	UNAUDITED	AUDITED

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES	$194,394	$363,306
SALARIES AND INTEREST PAYABLE - OFFICERS	0	27,317
ACCRUED PROFESSIONAL FEES	84,570	113,523
PREFERRED STOCK DIVIDEND PAYABLE	157,735	84,712
INCOME TAXES PAYABLE	10,000	10,000

TOTAL CURRENT LIABILITIES	446,699	598,858

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	796,672	590,075
REAL ESTATE TAXES PAYABLE	141,725	115,165
TOTAL NON-CURRENT LIABILITIES	938,397	705,240

LONG-TERM DEBT, RELATED PARTY	992,000	1,262,000

COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:10,000,000 SHARES AUTHORIZED; 9,102,655 AND 9,102,655 SHARES ISSUED AND OUTSTANDING AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10.00PER SHARE FOR $ 91,026,550 AND $ 91,026,550AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED & 4,326,929 SHARES OUTSTANDING AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,068,051)	(15,025,327)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME (LOSS):
PENSION VALUATION RESERVE	(1,915,985)	(1,706,472)

	478,925	731,162

	$2,856,021	$3,297,260

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	October 31,
	UNAUDITED	AUDITED	AUDITED
	2009	2008	2007

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	$1,537,070	$1,190,000	$75,000
OUTSIDE REAL ESTATE RENT	376,941	458,086	492,435
EXCHANGE BUILDING RENT	27,525	33,270	30,870
	1,941,536	1,681,356	598,305

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	777,859	177,368	56,711
LABOR, OPERATING AND MAINTENANCE	56,006	78,979	79,362
DEPRECIATION AND AMORTIZATION	22,200	22,200	22,175
TAXES OTHER THAN INCOME TAXES	24,600	26,061	26,400
LOSS ON ABANDONMENT	0	0	11,275
GENERAL AND ADMINISTRATIVE	40,335	44,585	42,822
	921,000	349,193	238,745

INCOME FROM REAL ESTATE OPERATIONS	1,020,536	1,332,163	359,560

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	2,254,258	2,429,621	2,681,159
FEED AND BEDDING INCOME	180,561	189,004	182,430
RENTAL & OTHER INCOME	156,463	150,005	167,536
	2,591,282	2,768,630	3,031,125

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	1,143,414	1,399,164	1,412,823
OTHER OPERATING AND MAINTENANCE	700,060	844,887	797,973
FEED AND BEDDING EXPENSE	131,985	173,371	161,776
DEPRECIATION AND AMORTIZATION	21,274	19,817	19,817
TAXES OTHER THAN INCOME TAXES	163,448	168,030	174,883
GENERAL AND ADMINISTRATIVE	359,947	353,945	356,169
	2,520,128	2,959,214	2,923,441

INCOME (LOSS) FROM STOCKYARD OPERATIONS	71,154	(190,584)	107,684

GENERAL AND ADMINISTRATIVE EXPENSE	(956,428)	(1,070,536)	(1,114,429)

INCOME (LOSS) FROM OPERATIONS	135,262	71,043	(647,185)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
Continued

	October 31,
	UNAUDITED	AUDITED	AUDITED
	2009	2008	2007

OTHER (EXPENSES) INCOME:

INTEREST AND OTHER INCOME	32,010	55,021	125,986

INTEREST EXPENSE-RELATED PARTY	(132,173)	(176,776)	(268,993)

INCOME (LOSS) FROM ART OPERATIONS	(4,800)	(4,800)	17,124

LOSS - WRITE DOWN ART INVENTORY	0	0	(89,122)

LOSS ON SALE OF JOINT VENTURE	0	0	(86,020)

OTHER EXPENSE	0	0	0

	(104,963)	(126,555)	(301,025)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	30,299	(55,512)	(948,210)

PROVISION FOR INCOME TAXES	0	0	0

NET INCOME (LOSS)	30,299	(55,512)	(948,210)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	(209,513)	(114,210)	233,635

COMPREHENSIVE INCOME (LOSS)	$(179,214)	$(169,722)	$(714,575)

NET INCOME (LOSS) PER COMMON SHARE:

- BASIC	$(0.04)	$(0.03)	$(0.25)

- DILUTED	$(0.04)	$(0.03)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES:

- BASIC	4,326,929	4,326,929	4,326,929

- DILUTED	4,326,929	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2009(UNAUDITED), 2008(AUDITED), AND 2007(AUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER
	OF		OF
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, NOVEMBER 1, 2006	5,313,794	$53,138	8,014,137	$80,141
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	1,088,518	10,886
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2007	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
DISTRIBUTION	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE (LOSS)INCOME	TREASURY STOCK,AT COST 986,865 SHARES

BALANCE, NOVEMBER 1, 2006	$28,224,358	$(13,811,198)	$(1,812,231)	$(11,003,545)
NET LOSS	0	(948,210)	0	0
PREFERRED STOCK DIVIDEND	97,983	(104,717)	0	0
DISTRIBUTION	0	(20,978)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	219,969	0

BALANCE, OCTOBER 31, 2007	$28,322,341	$(14,885,103)	$(1,592,262)	$(11,003,545)
NET LOSS	0	(55,512)	0	0
PREFERRED STOCK DIVIDEND	0	(84,712)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(114,210)	0

BALANCE, OCTOBER 31, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET INCOME	0	30,299	0	0
PREFERRED STOCK DIVIDEND	0	(73,023)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	OCTOBER 31,
	UNAUDITED	AUDITED	AUDITED
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	30,299	$(55,512)	$(948,210)

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH (USED) BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	43,474	42,017	41,992
GAIN ON SALES OF REAL ESTATE	(759,211)	(1,012,632)	(18,289)
LOSS ON ABANDONMENT	0	0	11,275
LOSS ON SALE OF JOINT VENTURE	0	0	86,020
LOSS (GAIN) ON ART SALES (NET OF RESERVE)	0	0	(17,124)
MINIMUM PENSION LIABILITY ADJUSTMENT	(209,513)	(114,210)	219,969
VALUATION RESERVE - ART INVENTORY	0	0	89,122
PREFERRED STOCK ISSUED IN LIEU OF OFFICER COMPENSATION	0	0	4,150

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	74,438	(71,261)	41,249
STOCKYARDS INVENTORY	7,840	(7,665)	(5,491)
PREPAID EXPENSES	(4,010)	15,884	5,046
RESTRICTED CASH - LETTER OF CREDIT	(30,000)	(100,000)	0
RESTRICTED CASH - TRANSIT INSURANCE	(3,954)	18,216	4,794
DEPOSITS AND OTHER	2,700	0	0

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(168,912)	94,201	(13,863)
PENSION PLAN PAYABLE	206,597	175,258	(43,298)
SALARIES AND INTEREST PAYABLE - OFFICERS	(27,317)	(196,599)	307,345
ACCRUED PROFESSIONAL FEES	(28,953)	3,523	(2,417)
COMMERCIAL RENT TAX PAYABLE	0	0	(61,500)
REAL ESTATE TAXES PAYABLE	26,560	6,183	4,545

TOTAL ADJUSTMENTS	(870,261)	(1,147,085)	653,525

NET CASH USED BY OPERATING ACTIVITIES	(839,962)	(1,202,597)	(294,685)

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	1,537,070	1,190,000	75,000
PROCEEDS FROM SALES OF ART	0	0	63,198
PROCEEDS FROM MORTGAGE NOTE RECEIVABLE	0	1,600,000	150,000
PROCEEDS FROM SALE OF JOINT VENTURE	0	0	25,000
COSTS RELATING TO SALES OF REAL ESTATE	(188,599)	(104,368)	(10,236)
COSTS RELATING TO SALES OF ART - NET	0	0	(18,473)
CAPITAL EXPENDITURES	(105,000)	(64,845)	0
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,243,471	2,620,787	284,489

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	OCTOBER 31,
	UNAUDITED	AUDITED	AUDITED
	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:

REPAYMENT OF LONG-TERM DEBT OBLIGATIONS	(270,000)	(1,425,000)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	(270,000)	(1,425,000)	0

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	133,509	(6,810)	(10,196)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	21,115	27,925	38,121

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154,624	$21,115	$27,925

	OCTOBER 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$132,173	$176,776	$268,993

INCOME TAXES	$0	$0	$5,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$73,023	$84,712	$104,717

PROCEEDS FROM SALE OF ART INVENTORY APPLIED TO REDUCE SALARIES AND INTEREST PAYABLE - OFFICERS	$0	$0	$95,302

LOSS INCURRED FROM SALE OF ART INVENTORY TO RELATED PARTY REPORTED AS A DISTRIBUTION TO SHAREHOLDER	$0	$0	$20,978

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota.  The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale.  Its principal real estate operating revenues are derived from lease  income from land and structures leased to various commercial and retail enterprises, rental income from its Exchange Building, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating properties and properties held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in  Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”).

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal now leases a portion of this property (approximately 10 acres), on a month to month basis, to a group that formerly operated at the stockyards as independent commission firms. This group will only handle hogs and sheep on the leased property. Canal has listed the entire property (approximately 30 acres) for sale with a local real estate agency. The sale of this property will be a priority in fiscal 2010. Canal will entertain all reasonable offers. The net value of this property was transferred to property held for development or resale as of October 31,2009.

Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery.  The livestock handled by the Company’s stockyards include cattle, hogs, and sheep.  Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company’s stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinary facilities, auction arenas, auctioneers,  weigh  masters  and  scales, feed  and  bedding, and security personnel.  In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations.  The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

Actual marketing transactions at a stockyard are managed for livestock producers by market agencies and independent commission sales people to which the livestock are consigned for sale.  These market agencies (some of which are owned and operated by the Company) and independent sales people receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid within twenty-four hours of the sale.  Yardage fees vary depending upon  the type of animal, the extent of services provided by the stockyard, and local competition.  Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled.  In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the market agencies and independent commission sales people which operate at the stockyards. Stockyard operations are seasonal, with greater volume generally experienced during the first and fourth quarters of each fiscal year, during which periods livestock is

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Virtually all of the volume at Canal’s Sioux Falls stockyards was handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually.

Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010.  Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A)  Principles of Consolidation -- The consolidated financial statements include the accounts of Canal Capital Corporation ("Canal") and its wholly-owned subsidiaries (“the Company”). All material intercompany balances and transactions have been eliminated in consolidation.

B) Investments in Joint Venture –- Canal’s Investment in joint venture in which ownership interest was approximately 50% was accounted for under the equity method.   During the 2007 fiscal year the Company sold its only joint venture investment back to its Joint Venture partners at the Company’s original purchase price of $25,000 and recorded a loss of approximately $86,000 on the sale.

C)  Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful lives of the properties.  Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

Property held for Development or Resale -- Property held for development or resale consist of approximately 37 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases.  The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.  The land is valued at cost which does not exceed the net realizable value.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets – The Company reviews the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the assets to the estimated future cash flows expected to result from the use of the asset. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

D)  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renewals and betterments are capitalized.  When properties are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current income.

E)  Art Inventory Held for Sale - Inventory of art consisting of antiquities only as of October 31, 2009 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value.  The most compelling evidence of a value in most cases is an independent appraisal.   For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

F)  Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return.  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

G)  Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

H)  Stockyard Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

I)  Revenue Recognition –- Lease and rental revenues are recognized ratably over the period covered.  All real estate leases are accounted for as operating leases.  Revenues from real estate sales are recognized generally when title to the property passes.  Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

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

J)  Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months.  These investments are carried at cost, which approximates market value.  Canal made state income tax payments of $3,000, $4,000 and $5,000 and interest payments of $132,000, $177,000 and $269,000 in 2009, 2008 and 2007, respectively.

K) Comprehensive Income (Loss) --  The Company’s only adjustments for each classification of the comprehensive income was for minimum pension liability.

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

N) Recently Issued Accounting Pronouncements  –- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company continues to evaluation the impact of SFAS No. 157 and FSP 157-2 on its consolidated financial statements, but at this time does not expect the potential impact of adopting this standard to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (“SFAS 168").  Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities.  SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

3.	IMPAIRMENT LOSS ON LONG-LIVED ASSETS

The Company reviews the values of its long-lived assets annually.  There was no impairment in the value of Canal’s long-lived assets to be recorded as of October 31, 2009, 2008 and 2007.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; require  Canal to maintain minimum net worth; restrict Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party.  Canal has incurred interest expense on these notes of $132,000, $177,000 and $269,000 for the years ended October 31, 2009, 2008 and 2007, respectively.

At October 31, 2009, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

	October 31,
($ 000's Omitted)	2009	2008

Variable rate mortgage notes due May 15, 2012 - related party (see Note 16)	$992	$1,262
Less -- current maturities	0	0
Long-term debt	$992	$1,262

The following table summarizes the Company’s commitments as of October 31, 2009 to make future payments under its debt agreements and other contractual obligations (in 000's):

					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 year	Years	Years	5 Yrs.

Pension Plan Liability (a) $	797	$58	$500	$239	$0
Mortgage Notes Payable (b)	992	0	992	0	0

	$1,789	$58	$1,492	$239	$0

(a)	See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	INCOME TAXES

Significant components of the Company’s deferred asset/(liability) as of October 31, 2009, 2008 and 2007 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

	2009	2008	2007

Total Gross Deferred Tax assets	$3,570	$4,000	$3,920
Less - Valuation Allowance	(3,570)	(4,000)	(3,920)
Net Deferred Tax Assets	$0	$0	$0
Total Gross Deferred Tax Liability	$0	$0	$0

Net Deferred Tax Asset (Liability)	$0	$0	$0

Actual income tax (benefit) expense differs from the “expected” tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

	2009	2008	2007

Computed Expected Tax (Benefit)
Expense	$(25)	$(19)	$(332)
Change in Valuation Allowance	25	13	437
Inventory Valuation Differences	0	0	(111)
Other	0	6	6
	$0	$0	$0

At October 31, 2009, the Company has net operating loss carryforwards of approximately $10,200,000 that expire through 2029.  For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $(200,000), $80,000 and $(550,000) during the years ended October 31, 2009, 2008 and 2007, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	LEASE COMMITMENTS

In July 2009 Canal terminated its  lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 200 square feet of rent free office space located in Port Jefferson Station, New York. There are no lease commitments extending past five years. Net rent expense under this operating lease was $20,000, $23,000 and $19,000 for the years ended October 31, 2009, 2008 and 2007.

7.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants.  The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant.  Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant.  Under the Employee  Plan, stock  appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter.  No stock appreciation rights have been granted under this plan.  There were no exercisable options outstanding under either of these plans at October 31, 2009, 2008 or 2007.

8.	PENSION VALUATION RESERVE

In September 2006, the FASB issued, SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, an amendment of SFAS No. 87, 88, and 132(R) to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also improves financial reporting by requiring an employer to measure funded status of a plan as of the date of its year end statement of financial position.

The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87 amended by SFAS 158 over the unrecognized prior service costs of former stockyard employees.  Such excess arose due to the decline in the market value of pension assets available for  pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989.  The additional minimum pension liability will be expensed as actuarial computations of annual pension cost recognize the deficiency that exists.

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

There were no art sales in fiscal 2009. Canal's art operations have generated a loss of $5,000, a loss of $5,000 and income of $17,000 on revenues of approximately $0, $0 and $59,000 for the years ended October 31, 2009, 2008 and 2007, respectively.  In fiscal 2007, Canal sold its remaining 13 pieces of contemporary art, 12 of which were sold to a related party, (see note 23). Additionally, in fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management’s estimate of the inventories net realizable value of $100,000 at both October 31, 2009 and 2008.

Antiquities art represented 100% of total art inventory at both October 31, 2009 and 2008, respectively.

The Company classified its art inventory for the two years ended October 31, 2009 and 2008 as follows ($ 000's Omitted):

	2009	2008

Antiquities	$496	$496
Val. Allow.	(396)	(396)

Net Value	$100	$100

The Company’s valuation allowance for the three years ended October 31, 2009, 2008 and 2007 is as follows:

	Bal. Start of Period	Reductions	Bal. End of Period
Year ended October 31, 2009 Deducted from art inventories:
Reserve for valuation allowance	$396	$0	$396

Year ended October 31, 2008 Deducted from art inventories:
Reserve for valuation allowance	$396	$0	$396

Year ended October 31, 2007 Deducted from art inventories:
Reserve for valuation allowance	$713	$(317)	$396

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amount recorded as the current portion of art inventory represents management's estimate of the inventory expected to be sold during the next twelve months.  The Company recorded a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years.  In fiscal 2007, Canal recognized a $89,122 valuation allowance against its remaining art inventory to reflect management’s estimate of the inventories net realizable value at October 31, 2007.  Additionally, in fiscal 2007 Canal applied against sales $405,600 of the valuation allowance against its art inventory, thereby, decreasing the total valuation allowance to $396,522 as of October 31, 2007 as compared to $713,000 at October 31, 2006.

10.	401(k) Plan

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees.  The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $16,000 and $18,000 for each of fiscal 2009 and 2008, respectively.

11.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

	October 31,
	2009		2008
	($ 000's Omitted)

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$155	$155	$21	$21

Long-term debt	$992	(b)	$1,262	(b)

a)	Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

b)	Long-Term Debt Related Party (see Note 5): It is not practicable to estimate the fair value of the related party debt.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.	EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

During each of the fiscal years ended October 31, 2009, 2008 and 2007, the Company had no options outstanding.  There were no dividends declared on common stock during the years ended October 31, 2009, 2008 and 2007.  Dividends accrued or declared on preferred stock during the years ended October 31, 2009, 2008 and 2007 were approximately $73,000, $85,000 and $105,000.

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

Basic and diluted earnings (losses) available to common stockholders at October 31, 2009(Unaudited), 2008(Audited) and 2007(Audited) were:

	For the Year Ended October 31, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$30,000
Less preferred stock dividends	(73,000)

(Loss) available to common stock- holders-diluted earnings per share	$(43,000)	4,327,000	$(0.04)

	For the Year Ended October 31, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net (loss)	$(56,000)
Less preferred stock dividends	(85,000)

(Loss) available to common stock-holders-diluted earnings per share	$(141,000)	4,327,000	$(0.03)

	For the Year Ended October 31, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net (loss)	$(948,000)
Less preferred stock dividends	(105,000)
Less distributions	(21,000)

(Loss) available to common stock-holders-diluted earnings per share	$(1,074,000)	4,327,000	$(0.25)

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.	FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

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

	October 31,
($ 000's Omitted)	2009	2008	2007

Identifiable assets:
Real estate	$1,346	$1,737	$3,433

Stockyard operations	1,280	1,357	1,273

Corporate	230	203	103

	$2,856	$3,297	$4,809

($ 000's Omitted)	2009	2008	2007
Capital expenditures:
Real estate	$0	$0	$0
Stockyard operations	105	65	0
Corporate	0	0	0
	$105	$65	$0

Income from real estate operations includes gains on sales of real estate of $0.8 million, $1.0 million and $0.1 million in 2009, 2008 and 2007, respectively.

14.	Minimum Future Rentals on Operating Leases

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $325,000, $350,000, $375,000, $400,000 and $425,000 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.	LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2009.  The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At October 31, 2009, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

16.	Restricted Cash

 Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel.  This self insurance program is funded by a per head charge on all livestock received at the stockyard.  The October 31, 2009 balance in restricted cash- transit insurance of approximately $31,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

Letter of Credit - This is a $130,000 deposit with Chase Bank to secure a Letter of Credit issued by the bank for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.  Property on Operating Leases

Property on operating leases consist of approximately 16 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Hauppauge, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops,  lumber yards and various other commercial and retail businesses.

A schedule of the Company’s property on operating leases at October 31, 2009 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/09

New York office Various leasehold improvements	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	(350)	0	(16)	805

1 acre of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(426)	69

6 acres of land in Sioux City, IA Acquired in 1937	400	0	(200)	0	0	200

	$1,560	$514	$(550)	$0	$(450)	$1,074

A schedule of the Company’s reconciliation of property on operating leases carried for the three years ended October 31, 2009, 2008 and 2007 is as follows (000's omitted):
	2009	2008	2007

Balance at beginning of year	$1,646	$1,741	$1,763
Acquisitions and Improvements	0	0	0
Cost of property sold	(550)	(73)	0
Depreciation	(22)	(22)	(22)
Reclassifications	0	0	0
Balance at end of year	$1,074	$1,646	$1,741

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations (see Note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.	Property used in Stockyard Operations

Property used in stockyard operations consist of approximately 30 acres of land located in St. Joseph, Missouri and Sioux Falls, South Dakota.  The Company’s stockyards provide all services and facilities required to operate an independent market for the sale of livestock. Stockyard facilities include exchange buildings (commercial office space), auction arenas, scale houses, veterinary facilities, barns, livestock pens and loading docks.

A schedule of the Company’s property used in stockyard operations at October 31, 2009 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/09

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(179)	$988

30 acres of land in Sioux Falls, SD Acquired in 1937	100	89	(100)	(89)	0	0

	$1,002	$354	$(100)	$(89)	$(179)	$988

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the three years ended October 31, 2009, 2008 and 2007 is as follows (000's omitted):

	2009	2008	2007

Balance at beginning of year	$1,125	$1,080	$1,100
Acquisitions and Improvements	0	65	0
TRANSFERS	(116)	0	0
Depreciation	(21)	(20)	(20)
Balance at end of year	$988	$1,125	$1,080

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations (see Note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

19.	Property Held for Development or Resale

Property held for development or resale consist of approximately 37 acres of land located in the midwest. This is undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases.  The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.  The land is valued at cost which does not exceed the net realizable value.

A schedule of the Company’s property held for development or resale at October 31, 2009 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/09

16 acres of land in St. Joseph, MO Acquired in 1942	$39	N/A	$(39)	$0	N/A	$0

35 acres of land in Sioux Falls, SD Acquired in 1937	0	N/A	220	0	N/A	220

2 acres of land in Sioux City, IA Acquired in 1937	53	N/A	0	0	N/A	53

	$92	$0	$181	$0	$0	$273

A schedule of the Company’s reconciliation of property held for development or resale carried for the three years ended October 31, 2009, 2008 and 2007 is as follows (000's omitted):

	2009	2008	2007

Balance at beginning of year	$92	$92	$149
Acquisitions and Improvements	0	0	0
Cost of property sold	(39)	0	(57)
Reclassification of property	220	0	0
Balance at end of year	$273	$92	$92

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations (see Note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.	PREFERRED STOCK ISSUANCE

On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock.  Since the exchange, the Company has issued an additional 9,108,015 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2009 of 9,102,655.  All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share.  The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on  or after September 30, 1988 at the redemption price of $10 per share.  Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative.  Dividends are payable quarterly in cash or in Preferred Stock at Canal's option.  To date, dividends paid in additional stock have resulted in the issuance of 9,108,015 shares which were recorded at their fair value at the time of issuance.

Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5).  The last cash dividend paid on Canal's preferred stock was in September 1989. The last dividend payment (which was paid in additional stock) was for the quarter ended June 30, 2006. The dividend payable from July 1, 2006 through October 31, 2009 has been accrued but not paid.  Additionally, the dividends payable through December 31, 2009 have been accrued but not paid.  This results in the Company being in arrears on its quarterly dividends for ten full quarters.

Whenever quarterly dividends payable on the Preferred Stock are in arrears in the aggregate amount at least equal to six full quarterly dividends (which need not be consecutive), the number of directors constituting the Board of Directors of Canal shall be increased by two and the holders of the Preferred Stock shall have, in addition to the rights set forth above, the special right, voting separately as a single class, to elect two directors of Canal to fill such newly created directorships at the next succeeding annual meeting of shareholders (and at each succeeding annual meeting of shareholders thereafter until such cumulative dividends have been paid in full). The date of the next annual stockholder’s meeting has not yet been determined.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.	PENSION PLANS

Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan").  The benefits are based on years of service and the employee's compensation earned each year.  The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes.  Accordingly, the Company has made contributions of approximately $49,000 for fiscal 2009, $50,000 for fiscal 2008 and $91,000 for fiscal 2007.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.  The Company uses an October 31 measurement date for its pension plan.

The following tables in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension Plans sets forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2009 and 2008.

	Plan Year
($ 000's Omitted)	2009	2008

Change in benefit obligation

Benefit obligation at beginning of year	$1,518	$1,786
Service cost	7	8
Interest cost	110	104
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial (gain) loss	304	(200)
Benefits paid	(120)	(180)

Benefit obligation at end of year	$1,819	$1,518

Change in plan assets

Fair value of plan assets at beginning of year	$928	$1,371
Actual return on plan assets	85	(312)
Employer contribution	128	50
Plan participants’ contributions	0	0
Benefits paid	(120)	(180)

Fair value of plan assets at end of year	$1,022	$928

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2009	2008

Net Amount Recognized

Funded Status	$(797)	$(590)

Amounts Recognized in the Consolidated Balance Sheets as of October 31,

Current Liabilities	$0	$0
Non-current Liabilities	(797)	(590)

Net Amount Recognized	$(797)	$(590)

Amounts Recognized in Accumulated Other Comprehensive Income as of October 31,

Net Loss	$1,916	$1,706

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$1,819	$1,518

Accumulated Benefit Obligation	1,805	1,507

Fair Value of Plan Assets	1,022	928

Components of Net Periodic Benefit Cost

Service Cost	$7	$8
Interest Cost	109	105
Expected Return on Plan Assets	(195)	(112)
Amortization of Prior Service Costs	0	0
Amortization of Net Loss or (Gain)	105	110

Net Periodic Benefit Cost	$125	$111

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2009	2008

Additional Information

Decrease in Minimum Liability Included in Other Comprehensive Income, Net of $13,666 Recognized due to FAS 158 for change in Accrued Benefit Cost and Funded Status	$0	$0

Weighted-Average Assumptions Used to Determine Benefit Obligations at October 31

Discount Rate	5.50%	7.50%

Rate of Compensation Increase	4.00%	5.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended October 31

Discount Rate	5.50%	6.00%

Expected Return on Plan Assets	8.00%	8.00%

Rate of Compensation Increase	5.50%	5.50%

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class.  Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% to 6%.  Based on historical experience, the company expects that the plan’s asset managers will provide a modest (0.5% to 1.0% per annum) premium to their respective market benchmark indices.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
Plan Assets

The company’s pension plan weighted-average asset allocations at October 31,  2009 and 2008, by asset category are as follows:

	Plan Year
	2009	2008
Asset Category
Equity Securities*	50.3%	42.2%
Debt Securities	21.5%	30.0%
Real Estate	0.0%	0.0%
Other	28.2%	27.8%

Total	100.0%	100.0%

* Includes Canal Capital Corporation common stock in the amounts of  approximately $1,000 (0.0%) at both October 31, 2009 and  2008, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations.  The assets will be reallocated from time to time to meet the target allocations.  The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $58,000 to its pension plan in fiscal 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2010	$127,000
2011	139,000
2011	135,000
2013	141,000
2014	154,000
2015 through 2019	763,000

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.	QUARTERLY FINANCIAL DATA

The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2009.  This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

	UNAUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2009	2009	2009	2009	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$104	$367	$104	$1,367	$1,942
REAL ESTATE EXPENSES	37	105	36	743	921
OPERATING INCOME	$67	$262	$68	$624	$1,021

STOCKYARD REVENUES	$814	$870	$466	$441	$2,591
STOCKYARD EXPENSES	726	775	529	490	2,520
OPERATING INCOME	$88	$95	$(63)	$(49)	$71

NET INCOME (LOSS)	$(102)	$108	$(259)	$283	$30
NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.03)	$0.02	$0.08	$(0.11)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

	AUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2008	2008	2008	2008	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$330	$133	$1,110	$108	$1,681
REAL ESTATE EXPENSES	112	42	148	47	349
OPERATING INCOME	$218	$91	$962	$61	$1,332

STOCKYARD REVENUES	$901	$824	$506	$537	$2,768
STOCKYARD EXPENSES	802	798	683	676	2,959
OPERATING INCOME	$99	$26	$(177)	$(139)	$(191)

NET INCOME (LOSS)	$(8)	$(190)	$475	$(333)	$(56)
NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.01)	$(0.05)	$0.08	$(0.05)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23.	RELATED PARTY TRANSACTIONS

At October 31, 2009, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer and members of his family.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $132,000, $177,000 and $269,000 for the years ended October 31, 2009, 2008 and 2007, respectively. At various times during fiscal 2009 certain holders of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2009.  As of October 31, 2009, the balance due under these notes was $992,000 all of which is classified as long-term debt related party.

In September, 2007 Canal sold its remaining 12 pieces of contemporary art to a group which included the Company’s Chairman. The 12 pieces were sold for $100,000 (of which $95,000 was used to repay deferred executive salaries payable) which was approximately $20,000 less than its carrying value. The sale was reviewed by the independent members of management with the Chairman abstaining as he was part of the purchasing group. In considering the adequacy of the offer, independent management, had to give significant weight to the length of time (18 years) these pieces had been held for resale. In addition the independent management considered the nature of the current art market; general economic conditions; Canal’s cash flow needs and financial condition; and the future costs to Canal in continuing to maintain this inventory. After giving due consideration to all of these factors, independent management, determined that it was in Canal’s best interest to sell its remaining contemporary art inventory at the price offered. The loss of approximately $20,000 has been shown as a distribution in stockholders’ equity for the year ended October 31, 2007. There were no transactions of this nature in fiscal 2008 or 2009.

24.	SUBSEQUENT EVENTS

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal now leases a portion of this property (approximately 10 acres), on a month to month basis, to a group that formerly operated at the stockyards as independent commission firms. This group will only handle hogs and sheep on the leased property. Canal has listed the entire property (approximately 30 acres) for sale with a local real estate agency. The sale of this property will be a priority in fiscal 2010. Canal will entertain all reasonable offers. The net value of this property was transferred to property held for development or resale as of October 31,2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January, 2010.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	January 26, 2010

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	January 26, 2010

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	January 26, 2010