Form 10-Q
period 2010-01-31
CANAL CAPITAL CORP
filed 2010-03-10
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 002-96666

CANAL CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0102492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Morris Street, Port Jefferson Station, NY	11776
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $.01 par value, outstanding at February 28, 2010 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
FORM 10-Q JANUARY 31, 2010

INDEX

The following documents are filed as part of this report:

Index

PART I

FINANCIAL INFORMATION

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 AND OCTOBER 31, 2009

	JAN. 31,	OCT. 31,
	2010	2009
	(UNAUDITED)	(UNAUDITED)
ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$105,132	$154,624

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT BOTH JANUARY 31, 2010 AND OCTOBER 31, 2009,	232,634	72,702

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $396,522 AT BOTH JANUARY 31, 2010 AND OCTOBER 31, 2009	100,000	100,000

STOCKYARDS INVENTORY	2,850	16,586

PREPAID EXPENSES	32,624	16,965

TOTAL CURRENT ASSETS	473,240	360,877

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $453,899 AND $455,749 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,068,057	1,073,607

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $181,754 AND $178,386 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	984,954	988,322

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525
RESTRICTED CASH – LETTER OF CREDIT	130,000	130,000
RESTRICTED CASH - TRANSIT INSURANCE	40,910	30,690
DEPOSITS AND OTHER ASSETS	0	0

	443,435	433,215

	$2,969,686	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 AND OCTOBER 31, 2009

	JAN. 31, 2010	OCT.31, 2009
	(UNAUDITED)	(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$274,491	$194,394
SALARIES AND INTEREST PAYABLE - OFFICERS	110,720	0
ACCRUED PROFESSIONAL FEES	28,394	84,570
PREFERRED STOCK DIVIDEND PAYABLE	175,735	157,735
INCOME TAXES PAYABLE	10,000	10,000
TOTAL CURRENT LIABILITIES	599,340	446,699

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	796,672	796,672
REAL ESTATE TAXES PAYABLE	169,011	141,725
TOTAL NON-CURRENT LIABILITIES	965,683	938,397

LONG-TERM DEBT, RELATED PARTY	992,000	992,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 5,313,794SHARES ISSUED AND 4,326,929 SHARES OUT-STANDING AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,161,313)	(15,068,051)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,888,985)	(1,915,985)
	412,663	478,925_

	$2,969,686	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	72,544	95,999
EXCHANGE BUILDING RENTAL INCOME	3,686	7,713
	76,230	103,712

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	6,456	15,166
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,450	6,150
GENERAL AND ADMINISTRATIVE	4,800	9,900
	22,256	36,766

INCOME FROM REAL ESTATE OPERATIONS	53,974	66,946

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$494,423	$715,872
FEED AND BEDDING INCOME	27,700	58,034
RENTAL & OTHER INCOME	136,258	40,609
	658,381	814,515

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	264,743	350,006
OTHER OPERATING AND MAINTENANCE	140,057	183,869
FEED AND BEDDING EXPENSE	24,849	42,877
DEPRECIATION AND AMORTIZATION	3,368	4,954
TAXES OTHER THAN INCOME TAXES	39,954	44,163
GENERAL AND ADMINISTRATIVE	77,996	100,163
	550,967	726,032

INCOME (LOSS) FROM STOCKYARD OPERATIONS	107,414	88,483

GENERAL AND ADMINISTRATIVE EXPENSE	(211,946)	(224,683)

(LOSS) INCOME FROM OPERATIONS	(50,558)	(69,254)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
Continued

	2010	2009
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	126	177
INTEREST EXPENSE	(24,830)	(31,550)
ART SALES AND OPERATIONS	0	(1,200)

	(24,704)	(32,573)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(75,262)	(101,827)
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(75,262)	(101,827)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

COMPREHENSIVE (LOSS) INCOME	$(48,262)	$(71,827)

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(75,262)	$(101,827)

LESS PREFERRED STOCK DIVIDEND	(18,000)	(18,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(93,262)	$(119,827)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$(0.03)

AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2009 (UNAUDITED) AND
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 (UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, JANUARY 31, 2010	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL PAID-IN CAPITAL	TREASURY ACCUMULATED DEFICIT	COMPREHENSIV LOSS	STOCK, AT COST

BALANCE, OCTOBER 31, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET INCOME	0	30,299	0	0
PREFERRED STOCK DIVIDEND	0	(73,023)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET LOSS	0	(75,262)	0	0
PREFERRED STOCK DIVIDEND	0	(18,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	27,000	0
BALANCE, JANUARY 31, 2010	$28,322,341	$(15,161,313)	$(1,888,985)	$(11,003,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

	JAN. 2010	JAN. 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(75,262)	$(101,827)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	8,918	10,504

GAIN ON SALES OF REAL ESTATE	0	0

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	(159,932)	(64,883)

STOCKYARDS INVENTORY	13,736	12,507

PREPAID EXPENSES	(15,659)	(35,480)

RESTRICTED CASH – LETTER OF CREDIT	0	0

RESTRICTED CASH – TRANSIT INSURANCE	(10,220)	(13,709)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	80,097	19,975

PENSION PLAN PAYABLE	0	0

PAYABLE TO EXECUTIVE OFFICERS	110,720	128,550

ACCRUED PROFESSIONAL FEES	(56,176)	(15,741)

REAL ESTATE TAXES PAYABLE	27,286	28,651

TOTAL ADJUSTMENTS	25,770	100,374

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(49,492)	(1,453)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
Continued

	JAN. 2010	JAN. 2009

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	0	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	0

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,492)	(1,453)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	154,624	21,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,132	$19,662

	JAN. 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$24,830	$31,550
INCOME TAXES	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$18,000	$18,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent review.

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

Index

Real estate operations resulted in operating income of $22,000 and $37,000 for the three month periods ended January 31, 2010 and 2009, respectively. There were no real estate sales in the first quarter of fiscal 2010 or 2009. Additionally, real estate operations contributed $76,000 and $104,000 to Canal’s revenues for the three month periods ended January 31, 2010 and 2009, respectively.

As of January 31, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The livestock handled by the Company’s stockyards include cattle, hogs, and sheep. Cattle and hogs may come through the stockyard facilities at two different stages, either as feeder livestock or slaughter livestock. The Company’s stockyards provide all services and facilities required to operate an independent market for the sale of livestock, including veterinaryservices facilities, auction arenas, auctioneers, weigh masters andscales, feed and bedding, and security personnel. In addition, the stockyards provide other services including pure bred and other specialty sales for producer organizations. The Company promotes its stockyard business through public relations efforts, advertising, and personal solicitation of producers.

Index

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

Virtually all of the volume at Canal’s Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Stockyard operations resulted in operating income of $107,000 and operating income of $88,000 for the three month periods ended January 31, 2010 and 2009, respectively. Additionally, stockyard operations contributed $658,000 and $815,000 to Canal’s revenues for the three month periods ended January 31, 2010 and 2009, respectively. Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $3,000 and $17,000 at January 31, 2010 and October 31, 2009, respectively.

Index

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

E) Art Inventory Held for Sale - Inventory of art is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. The net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

Index

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

I) Revenue Recognition –- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller’s receivable is not subject to future subordination and the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

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

Index

J) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, and $0, and interest payments of $25,000, and $32,000 for the three month periods ended January 31, 2010 and 2009, respectively.

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

M) Recently Issued Accounting Pronouncements –- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 becomes effective for fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year beginning on November 1, 2008. In February 2008, the FASB issued FASB staff position No. 157-2, effective date of FASB statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company evaluated the impact of SFAS No. 157 and FSP 157-2 on its consolidated financial statements, and has determined the impact of adopting this standard does not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

Index

3.	INTERIM FINANCIAL STATEMENTS

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent review.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2010 and the results of its operations and its cash flows for the three month period ended January 31, 2010. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2009 and the notes thereto which are contained in Canal’s 2009 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2010.

4.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at January 31, 2010 or 2009.

Index

5.	BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2010, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $25,000 and $32,000 for the three month periods ended January 31, 2010 and 2009, respectively.

At January 31, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Jan. 31,	October 31,
($ 000's Omitted)	2010	2009
Variable rate mortgage notes due
May 15, 2012 - related party	$992	$992
Less -- current maturities	0	0
Long-term debt	$992	$992

The following table summarizes the Company’s commitments as of January 31, 2010 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 – 3Years	3 - 5Years	More Than 5Yrs.

Pension Plan Liability (a)	$797	$58	$500	$239	$0
Mortgage Notes Payable (b)	992	0	992	0	0
	$1,789	$58	$1,492	$239	$0

(a)	See Note 16.
(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

Index

6.	RESTRICTED CASH

Letter of Credit - This is a $130,000 deposit with Chase Bank to secure a Letter of Credit issued by the bank to the Hartford Insurance Company for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $41,000 and $31,000 at January 31, 2010 and October 31, 2009, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.	INCOME TAXES

At January 31, 2010, the Company has net operating loss carryforwards of approximately $10,200,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Company applied the provisions of this interpretation on November 1, 2007. The provisions of FIN 48 were applied to all existing uncertain income tax provisions on the effective date. Upon the implementation of FIN 48, any cumulative effect of this Interpretation would be required to be reported as an adjustment to the opening balance of retained earnings. The implementation of FIN 48 did not have any impact on the Company’s financial statements.

8.	IMPAIRMENT LOSS ON LONG-LIVED ASSETS

The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal’s long-lived assets to be recorded as of January 31, 2010 and October 31, 2009.

Index

9.	ART INVENTORY HELD FOR SALE

Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first three months of fiscal 2010 or 2009. Canal's art operations have generated an operating losses of approximately $0 and $1,000 in the three month periods ended January 31, 2010 and 2009, respectively.

Antiquities art valued at $100,000 represented 100% of total art inventory at both January 31, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of January 31, 2010 the valuation allowance is approximately $397,000.

10.	LEASE COMMITMENTS

In July 2009 Canal terminated its lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 300 square feet of rent free office space located in Port Jefferson Station, New York.

There are no operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

11.	MINIMUM FUTURE RENTALS ON OPERATING LEASES

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

Index

12.	PROPERTY ON OPERATING LEASES

Property on operating leases consist of approximately 16 acres of land located in Omaha, Nebraska; S. St. Paul, Minnesota; Sioux City, Iowa as well as furniture and equipment used in the Port Jefferson Station, New York office. Land and structures leased to third parties include vacant land, exchange buildings (commercial office space), meat packing facilities, railcar repair shops, lumber yards and various other commercial and retail businesses.

A schedule of the Company’s property on operating leases at January 31, 2010 is as follows (000's omitted):

	Historical Cost Bldgs. &			Current Year (Retirements Additions Bldgs. & Accum		Carrying Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/10
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	800	21	0	0	(17)	804

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(431)	64

4 acres of land in Sioux City, IA Acquired in 1937	200	0	0	0	0	200
	$1,210	$514	$0	$0	$(456)	$1,068

A schedule of the Company’s reconciliation of property on operating leases carried for the three months ended January 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Jan. 31,	October 31,
	2010	2009
Balance at beginning of year	$1,074	$1,646
Acquisitions and Improvements	0	0
Cost of property sold	0	(550)
Depreciation	(16)	(22)
Reclassifications	0	0
Balance at end of the period	$1,068	$1,074

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

13.	PROPERTY USED IN STOCKYARD OPERATIONS

Property used in stockyard operations consist of approximately 30 acres of land located in St. Joseph, Missouri. The Company’s stockyards provide all services and facilities required to operate an independent market for the sale of livestock. Stockyard facilities include exchange buildings (commercial office space), auction arenas, scale houses, veterinary facilities, barns, livestock pens and loading docks.

A schedule of the Company’s property used in stockyard operations at January 31, 2010 is as follows (000's omitted):

	Historical Cost Bldgs. &		Current Year (Retirements Additions Bldgs. & Accum			Carrying Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/10

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(182)	$985

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the six months ended January 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Jan. 31,	October 31,
	2010	2009

Balance at beginning of year	$988	$1,125
Acquisitions and Improvements	0	0
Transfers	0	(116)
Depreciation	(3)	(21)
Balance at end of the period	$985	$ 988_

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

Property held for development or resale consist of approximately 37 acres of land located in the Midwest of undeveloped land not currently utilized for corporate purposes and not included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

A schedule of the Company’s property held for development or resale at January 31, 2010 is as follows (000's omitted):

	Historical Cost Bldgs. &		Current Year (Retirements Additions Bldgs. & Accum			Carrying Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/10

35 acres of land in Sioux Falls, SD Acquired in 1937	$220	N/A	$0	N/A	N/A	$225

2 acres of land in Sioux City, IA Acquired in 1937	53	N/A	$0	N/A	N/A	53

	$273	$0	$0	$0	$0	$273

A schedule of the Company’s reconciliation of property held for development or resale carried for the three months ended January 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Jan. 31,	October 31,
	2010	2009

Balance at beginning of year	$273$	92
Acquisitions and Improvements	0	0
Cost of property sold	0	(39)
Reclassification of property	0	220
Balance at end of the period	$273	$273

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

15.	PENSION VALUATION RESERVE

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended
	1/31/10	1/31/09

Service cost	2,000	2,000
Interest cost	26,000	26,000
Expected return on plan assets	(28,000)	(28,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	30,000	30,000
Net periodic benefit cost	30,000	30,000

For the three months ended January 31, 2010 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2010 is approximately $59,000. No contribution has been made to date. However, the Company expects to make the full required contribution before the end of the fiscal year.

16.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $3,000 and $5,000 for each of the three month periods ended January 31, 2010 and 2009.

Index

17.	RELATED PARTY TRANSACTIONS

Interest Expense Related Party - At January 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $25,000 and $32,000 and for the three month periods ended January 31, 2010 and 2009, respectively. At various times during fiscal 2010 and 2009 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2010 and 2009 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of January 31, 2010, the balance due under these notes was $992,000 all of which is classified as long-term debt related party.

18.	LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2010. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Index

ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREEE MONTHS ENDED JANUARY 31, 2010

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent review.

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

Index

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

Real Estate Operations

Real estate operations resulted in operating income of $54,000 and $67,000 for the three month periods ended January 31, 2010 and 2009, respectively. There were no real estate sales in the first quarter of fiscal 2010 or 2003. Additionally, real estate operations contributed $76,000 and $104,000 to Canal’s revenues for the three month periods ended January 31, 2010 and 2009, respectively.

As of January 31, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Index

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

Virtually all of the volume at Canal’s Sioux Falls stockyards is handled through market agencies and independent commission sales people, while the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually.

Index

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

Stockyard operations resulted in operating income of $107,000 and $88,000 for the three month periods ended January 31, 2010 and 2009, respectively.  Additionally, stockyard operations contributed $658,000 and $815,000 to Canal’s revenues for the three month periods ended January 31, 2010 and 2009, respectively.

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

Index

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

Revenue Recognition –- Lease and rental revenues are recognized ratably over the period covered.  All real estate leases are accounted for as operating leases.  Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller’s receivable is not subject to future subordination and the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value.  The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2010 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

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

Index

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Three Months Ended January 31,
	2010	2009
(In Thousands)
Revenues:
Real Estate Revenues	$76	$104
Stockyard Revenues	659	815
Total Revenues	735	919

Costs and Expenses:
Real Estate Expenses	22	37
Stockyard Expenses	551	726
General and Administrative Expenses	212	225
Total Costs and Expenses	785	988

(Loss) Income from Operations	(50)	(69)

Other Income	0	0
Other Expenses	(25)	(33)
Net (Loss) Income	$(75)	$102

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

Index

Canal recognized a net loss of approximately $75,000 in the first three months of fiscal 2010 as compared to a net loss of $102,000 for the same period in fiscal 2009.  After recognition of accrued preferred stock dividends of $18,000 and $18,000 in 2010 and 2009, respectively, the results attributable to common stockholders were a net loss of $93,000 in 2010 and a net loss of $120,000 in 2009.

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations.  Revenues for the first three months of fiscal 2010 decreased by $184,000 to $735,000 as compared with 2009 revenues of $919,000.  The fiscal 2010 decrease in revenues is due primarily to a $157,000 decrease in stockyard revenues as a result of the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010.

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2010 AND 2009

Real Estate Revenues

Real estate revenues for the three months ended January 31, 2010 of $76,000 accounted for 10.4% of the fiscal 2010 revenues as compared to real estate revenues of $104,000 or 11.3% for the same period in fiscal 2009. Real estate revenues are comprised of sale  of  real  estate (0.0% and 0.0%), rentals   and  other lease  income  from the rental of vacant land and certain structures (88.9% and 92.6%) and rental income from commercial office space in its Exchange Buildings (11.1% and 7.4%) for the three months ended January 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Real Estate Expenses

Real estate expenses for the three months ended January 31, 2010 of $22,000 decreased by $15,000 (39.5%) from real estate expenses of $37,000 for the same period in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues.  Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (29.0% and 41.3%), depreciation and  amortization  (24.9% and 15.1%),  taxes  other than  income taxes (24.5% and 16.7%) and general and administrative expenses (21.6% and 26.9%) for the three months ended January 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in real estate revenues discussed above.

Index

Stockyard Revenues

Stockyard revenues for the three months ended January 31, 2010 of $658,000 accounted for 89.6% of the fiscal 2010 revenues as compared to stockyard revenues of $815,000 or 88.7% for the same period in fiscal 2009.  The 2010 decrease in stockyard revenues  was due  primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (75.1% and 87.9%), feed and bedding income (4.2% and 7.1%) and rental and other income (20.7% and 5.0%) for the three month periods ended January 31, 2010 and 2009, respectively.  The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard Expenses

Stockyard expenses for the three months ended January 31, 2010 of $551,000 decreased by $175,000 (24.1%) from stockyard expenses of $726,000 for the same period in fiscal 2009.  Stockyard expenses are comprised of labor and related costs (48.1% and 48.2%), other operating and maintenance (25.4% and 25.3%), feed and bedding expense (4.5% and 5.9%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (7.3% and 6.1%) and general and administrative expense (14.2% and 13.8%) for the three month periods ended January 31, 2010 and 2009, respectively.  There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the three months ended January 31, 2010 of $212,000 decreased by $13,000 (5.7%) as compared to $225,000 for the same period in fiscal 2009. The major components of general and  administrative  expenses are officers salaries (55.9% and 52.7%), pension expense (12.7% and 13.4%), insurance expense (6.5% and 5.9%), office salaries (11.1% and 10.5%), travel expense (3.3% and 4.2%), rent (0.0% and 2.6%) and professional fees (2.8% and 3.2%) for the three month periods ended January 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both pension and rent expenses in fiscal 2010.

Interest Expense

Interest expense for the three months ended January 31, 2010 of $25,000 decreased by $7,000 (21.3%) from $32,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of this debt in fiscal 2009.  The principal balance outstanding at January 31, 2010 of $992,000 is classified as long-term debt-related party.

Index

(Expense) Income from Art Sales & Operations

Other expense from art sales & operations of $0 and an operating loss of $1,000 for the three month periods ended January 31, 2010 and 2009, respectively. Canal had no art sales in the first three months of fiscal 2010 or fiscal 2009.  Art revenues, if any, are comprised of the proceeds from the sale of antiquities art.  Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $0 and $1,000 for the three month periods ended January 31, 2010 and 2009, respectively.  It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Liquidity and Capital Resources

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent review.

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

The Company’s variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an  investment company as this is defined by  the  Investment  Company  Act of 1940;restricts Canal’s ability to pay cash dividends  or repurchase  stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. Accordingly, as of January 31, 2010, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party.

Index

Cash and cash equivalents of $105,000 at January 31, 2010 decreased $50,000 from $155,000 at October 31, 2009. Net cash used in operating activities in fiscal 2010 was $50,000.  Substantially all of the  net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2010 the balance of Canal’s liabilities increased by a total of $180,000.

At January 31, 2010 the Company’s current liabilities exceed current assets  by approximately $0.1 million which was unchanged as compared to October 31, 2009 when the Company’s current liabilities exceeded current assets by $0.1 million.  The only required principal repayments under Canal's debt agreements for fiscal 2010 will be from the proceeds (if any) of the sale of certain assets.

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

Other Factors

Some of the statements in this Form 10-Q, as well as statements by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and stockholders in the course of presentations about the Company and conference calls following earning releases, constitute “forward-looking statements”  within the  meaning of the Private Securities Litigation  Reform  Act of 1995.   Such forward-looking statements involved known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Index

ITEM III.	Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk   disclosure requires that we describe and quantify our potential losses  from market risk sensitive instruments attributable to reasonably   possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.  We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices.  As of January 31, 2010, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At January 31, 2010, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed rate	Average	Fair
Jan. 31,	($ US)	Interest Rate	Value
2010	$0	N/A
2011	0	N/A
2012	992	10%
2013	0	N/A
2014	0	N/A
Thereafter	0	N/A
Total	$992		N/A (A)

(A)	Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.	Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2010 (“the Evaluation Date”) within 45 days prior to the filing date of this report.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

Index

PART II

OTHER INFORMATION

Index

Item 1:    Legal Proceedings:

Also see Item 3 of Canal’s October 31, 2009 Form 10-K.

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2010.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:      Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:    None.

Item 5: Other Information:      None.

Item 6: Exhibits and Reports on Form 8-K:	(A)	Not applicable.
(B)	None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2010.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	Principal Executive Officer)	March 9, 2010

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	March 9, 2010

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	March 9, 2010