Form 10-Q
period 2010-04-30
CANAL CAPITAL CORP
filed 2010-06-15
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2010

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

The number of shares of Common Stock, $.01 par value, outstanding at May 31, 2010 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
FORM 10-Q APRIL 30, 2010

Index

PART I

FINANCIAL INFORMATION

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 AND OCTOBER 31, 2009

	APR. 30,	OCT. 31,
	2010	2009
	(UNAUDITED)	(UNAUDITED)
ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$118,331	$154,624

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT BOTH APRIL 30, 2010 AND OCTOBER 31, 2009,	258,919	72,702

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $396,522 AT BOTH APRIL 30, 2010 AND OCTOBER 31, 2009	100,000	100,000

STOCKYARDS INVENTORY	22,428	16,586

PREPAID EXPENSES	41,501	16,965

TOTAL CURRENT ASSETS	541,179	360,877

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $461,299 AND $455,749 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,402,507	1,073,607

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $185,122 AND $178,386 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	981,587	988,322

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525
RESTRICTED CASH – LETTER OF CREDIT	140,000	130,000
RESTRICTED CASH - TRANSIT INSURANCE	50,240	30,690
DEPOSITS AND OTHER ASSETS	0	0

	462,765	433,215

	$3,388,038	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 AND OCTOBER 31, 2009

LIABILITIES & STOCKHOLDERS' EQUITY:	APR. 31, 2010	OCT.31, 2009
	(UNAUDITED)	(UNAUDITED)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$341,201	$194,394
SALARIES AND INTEREST PAYABLE - OFFICERS	223,700	0
ACCRUED PROFESSIONAL FEES	19,558	84,570
PREFERRED STOCK DIVIDEND PAYABLE	193,735	157,735
INCOME TAXES PAYABLE	10,000	10,000
TOTAL CURRENT LIABILITIES	788,194	446,699

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	796,672	796,672
REAL ESTATE TAXES PAYABLE	98,420	141,725
TOTAL NON-CURRENT LIABILITIES	895,092	938,397

LONG-TERM DEBT, RELATED PARTY	1,332,000	992,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,228,224)	(15,068,051)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,861,985)	(1,915,985)
	372,752	478,925_

	$3,388,038	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	139,814	193,044
EXCHANGE BUILDING RENTAL INCOME	7,279	15,387
	147,093	471,151

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	13,578	29,630
DEPRECIATION AND AMORTIZATION	11,100	11,100
TAXES OTHER THAN INCOME TAXES	11,000	12,300
GENERAL AND ADMINISTRATIVE	9,616	19,800
	45,294	141,899

INCOME FROM REAL ESTATE OPERATIONS	101,799	329,252

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,076,161	$1,479,436
FEED AND BEDDING INCOME	58,019	115,691
RENTAL & OTHER INCOME	180,341	89,675
	1,314,521	1,684,802

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	464,207	679,897
OTHER OPERATING AND MAINTENANCE	274,881	405,622
FEED AND BEDDING EXPENSE	50,299	92,148
DEPRECIATION AND AMORTIZATION	6,735	9,909
TAXES OTHER THAN INCOME TAXES	80,386	90,021
GENERAL AND ADMINISTRATIVE	189,482	223,412
	1,065,990	1,501,009

INCOME (LOSS) FROM STOCKYARD OPERATIONS	248,531	183,793

GENERAL AND ADMINISTRATIVE EXPENSE	(419,854)	(449,428)

(LOSS) INCOME FROM OPERATIONS	(69,524)	63,617

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
Continued ...

	2010	2009
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	230	7,779
INTEREST EXPENSE	(54,879)	(63,100)
ART SALES AND OPERATIONS	0	(2,400)

	(54,649)	(57,721)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(124,173)	5,896
PROVISION FOR INCOME TAXES	0	0_

NET (LOSS) INCOME	(124,173)	5,896

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	60,000_

COMPREHENSIVE (LOSS) INCOME	$(70,173)	$65,896

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(124,173)	$5,896

LESS PREFERRED STOCK DIVIDEND	(36,000)	(36,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(160,173)	$(30,104)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.04)	$(0.01)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	67,270	97,045
EXCHANGE BUILDING RENTAL INCOME	3,593	7,674
	70,863	367,439

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	7,122	14,464
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,550	6,150
GENERAL AND ADMINISTRATIVE	4,816	9,900
	23,038	105,133

INCOME FROM REAL ESTATE OPERATIONS	47,825	262,306

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$581,738	$763,564
FEED AND BEDDING INCOME	30,319	57,657
RENTAL & OTHER INCOME	44,083	49,066
	656,140	870,287

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	199,464	329,891
OTHER OPERATING AND MAINTENANCE	134,824	221,753
FEED AND BEDDING EXPENSE	25,450	49,271
DEPRECIATION AND AMORTIZATION	3,367	4,955
TAXES OTHER THAN INCOME TAXES	40,432	45,858
GENERAL AND ADMINISTRATIVE	111,486	123,249
	515,023	774,977

INCOME (LOSS) FROM STOCKYARD OPERATIONS	141,117	93,310

GENERAL AND ADMINISTRATIVE EXPENSE	(207,908)	(224,745)

(LOSS) INCOME FROM OPERATIONS	(18,966)	132,871

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009
Continued ...

	2010	2009
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	104	7,602
INTEREST EXPENSE	(30,049)	(31,550)
ART SALES AND OPERATIONS	0	(1,200)

	(29,945)	(25,148)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(48,911)	107,723
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(48,911)	107,723

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

COMPREHENSIVE (LOSS) INCOME	$(21,911)	$137,723

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(48,911)	$107,723

LESS PREFERRED STOCK DIVIDEND	(18,000)	(18,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(66,911)	$89,723

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$0.02

AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2009 (UNAUDITED) AND
FOR THE SIX MONTHS ENDED APRIL 30, 2010 (UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, APRIL 30, 2010	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIV LOSS	TREASURY STOCK, AT COST

BALANCE, OCTOBER 31, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET INCOME	0	30,299	0	0
PREFERRED STOCK DIVIDEND	0	(73,023)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET LOSS	0	(124,173)	0	0
PREFERRED STOCK DIVIDEND	0	(36,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	54,000	0
BALANCE, APRIL 30, 2010	$28,322,341	$(15,228,224)	$(1,861,985)	$(11,003,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009

	APR. 2010	APR. 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(124,173)	$5,896

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	17,835	21,009

GAIN ON SALES OF REAL ESTATE	0	(193,651)

MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	60,000

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	(186,217)	(94,721)

STOCKYARDS INVENTORY	(5,842)	2,239

PREPAID EXPENSES	(24,536)	(40,058)

RESTRICTED CASH – LETTER OF CREDIT	(10,000)	0

RESTRICTED CASH – TRANSIT INSURANCE	(19,550)	(39,694)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	146,807	36,793

PENSION PLAN PAYABLE	0	(45,024)

PAYABLE TO EXECUTIVE OFFICERS	223,700	206,100

ACCRUED PROFESSIONAL FEES	(65,012)	(11,874)

REAL ESTATE TAXES PAYABLE	(43,305)	30,633

TOTAL ADJUSTMENTS	87,880	(68,248)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,293)	(62,352)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009
Continued ...

	APR. 2010	APR. 2009

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	262,720
COSTS RELATING TO SALES OF REAL ESTATE	0	(29,810)
CAPITAL EXPENDITURES	(340,000)	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	(340,000)	232,910

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	340,000	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	340,000	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,293)	170,558

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	154,624	21,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$118,331	$191,673

	APR. 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$54,879	$63,100
INCOME TAXES	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$36,000	$36,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2010

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

Index

Real estate operations resulted in operating income of $102,000 and $329,000 for the six month periods ended April 30, 2010 and 2009, respectively. There were no real estate sales in the first six months of fiscal 2010. Included in the fiscal 2009 results is a $194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Additionally, real estate operations contributed $147,000 and $471,000 to Canal’s revenues for the six month periods ended April 30, 2010 and 2009, respectively.

As of April 30, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Stockyard operations resulted in operating income of $249,000 and   operating income of $184,000 for the six month periods ended April 30, 2010 and 2009, respectively.  Additionally, stockyard operations contributed $1,315,000 and $1,685,000 to Canal’s revenues for the six month periods ended April 30, 2010 and 2009, respectively. Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw.  The value of this inventory was $22,000 and $17,000 at April 30, 2010 and October 31, 2009, respectively.

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

Index

J)  Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months.  These investments are carried at cost, which approximates market value.  Canal made state income tax payments of $0, and $0, and interest payments of $55,000, and $63,000 for the six month periods ended April 30, 2010 and 2009, respectively.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2010 and the results of its operations and its cash flows for the six month  period  ended  April 30, 2010.  All of the above  referenced adjustments were  of  a  normal  recurring  nature.  Certain information and footnote disclosures  normally  included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2009 and the notes thereto which are contained in Canal’s 2009 Annual Report on Form 10-K.  The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2010.

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

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; require  Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain  assets. As of April 30, 2010, the balance due under these notes was 1,332,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $55,000 and $63,000 for the six month periods ended April 30, 2010 and 2009, respectively.

At April 30, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Apr. 30,	October 31,
($ 000's Omitted)	2010	2009
Variable rate mortgage notes due May 15, 2012 - related party	$1,332	$992
Less -- current maturities	0	0
Long-term debt	$1,332	$992

The following table summarizes the Company’s commitments as of April 30, 2010 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5Yrs.

Pension Plan Liability (a)	$797	$58	$500	$239	$0
Mortgage Notes Payable (b)	1,332	0	1,332	0	0
	$2,129	$58	$1,832	$239	$0

(a)	See Note 16.
(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry annual interest of 10% and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

Index

6.	RESTRICTED CASH

Letter of Credit - This is a $140,000 deposit with Chase Bank to secure a Letter of Credit issued by the bank to the Hartford Insurance Company for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel.  This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $50,000 and $31,000 at April 30, 2010 and October 31, 2009, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.	INCOME TAXES

At April 30, 2010, the Company has net operating loss carryforwards of approximately $10,200,000 that expire through 2029.  For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

The Company reviews the values of its long-lived assets annually.  There was no impairment in the value of Canal’s long-lived assets to be recorded as of April 30, 2010 and October 31, 2009.

Index

9.	ART INVENTORY HELD FOR SALE

Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions.  The Company's  ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself.  Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first six months of fiscal 2010 or 2009. Canal's art operations have generated an operating losses of approximately $0 and $2,000 in the six month periods ended April 30, 2010 and 2009, respectively.

Antiquities art valued at $100,000 represented 100% of total art inventory at both April 30, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years.  As of April 30, 2010 the valuation allowance is approximately $397,000.

10.	LEASE COMMITMENTS

In July 2009 Canal terminated its  lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 300 square feet of rent free office space located in Port Jefferson Station, New York.

There are no operating leases that have initial or remaining noncancellable terms in excess of one year as of April 30, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

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

A schedule of the Company’s property on operating leases at April 30, 2010 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements Additions			Carrying
	Bldgs. &		Bldgs. &		Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/10
New York office
Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land
in Omaha, NE	800	21	0	0	(17)	804
Acquired in 1976

3 acres of land
in S. St. Paul, MN	10	485	0	0	(437)	58
Acquired in 1937

4 acres of land in Sioux City, IA	200	0	340	0	0	540
Acquired in 1937
	$1,010	$514	$340	$0	$(462)	$1,402

A schedule of the Company’s reconciliation of property on operating leases carried for the six months ended April 30, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Apr. 30,	October 31,
	2010	2009
Balance at beginning of year	$1,074	$1,646
Acquisitions and Improvements	340	0
Cost of property sold	0	(550)
Depreciation	(12)	(22)
Reclassifications	0	0
Balance at end of the period	$1,402	$1,074

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

13.	PROPERTY USED IN STOCKYARD OPERATIONS

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

A schedule of the Company’s property used in stockyard operations at April 30, 2010 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
	Bldgs. &		Bldgs. &		Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/10

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(185)	$982

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the six months ended April 30, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Apr. 30,	October 31,
	2010	2009

Balance at beginning of year	$988	$1,125
Acquisitions and Improvements	0	0
Transfers	0	(116)
Depreciation	(6)	(21)
Balance at end of the period	$982	$988_

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

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

A schedule of the Company’s property held for development or resale at April 30, 2010 is as follows (000's omitted):

	Historical Cost Bldgs. &		Current Year (Retirements) Additions Bldgs. &		Accum.	Carrying Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/10

35 acres of land in Sioux Falls, SD Acquired in 1937	$220	N/A	$0	N/A	N/A	$220

2 acres of land in Sioux City, IA Acquired in 1937	53	N/A	$0	N/A	N/A	53

	$273	$0	$0	$0	$0	$273

A schedule of the Company’s reconciliation of property held for development or resale carried for the six months ended April 30, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	Apr. 30,	October 31,
	2010	2009

Balance at beginning of year	$273	$92
Acquisitions and Improvements	0	0
Cost of property sold	0	(39)
Reclassification of property	0	220_
Balance at end of the period	$273	$ 273_

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

15.	PENSION VALUATION RESERVE

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended
	4/30/10	4/30/09

Service cost	4,000	4,000
Interest cost	52,000	52,000
Expected return on plan assets	(56,000)	(56,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	60,000	60,000
Net periodic benefit cost	60,000	60,000

For the six months ended April 30, 2010 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2010 is approximately $59,000.  No contribution has been made to date.  However, the Company expects to make the full required contribution before the end of the fiscal year.

16.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees.  The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $5,000 and 10,000 for each of the six month periods ended April 30, 2010 and 2009.

Index

17.	RELATED PARTY TRANSACTIONS

Interest Expense Related Party - At April 30, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer and members of his family.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $55,000 and $63,000 and for the six month periods ended April 30, 2010 and 2009, respectively. At various times during fiscal 2010 and 2009 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2010 and 2009 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available.  As of April 30, 2010, the balance due under these notes was $1,332,000 all of which is classified as long-term debt related party.

18.	LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2010.  The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At April 30, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Index

ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED APRIL 30, 2010

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

Real Estate Operations

Real estate operations resulted in operating income of $102,000 and 329,000 for the six month periods ended April 30, 2010 and 2009, respectively. There were no real estate sales in the first six months of fiscal 2010. Included in the fiscal 2009 results is a $194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Additionally, real estate operations contributed $147,000 and $471,000 to Canal’s revenues for the six month periods ended April 30, 2010 and 2009, respectively.

As of April 30, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Stockyard operations resulted in operating income of $249,000 and $184,000 for the six month periods ended April 30, 2010 and 2009, respectively.  Additionally, stockyard operations contributed $1,315,000 and $1,685,000 to Canal’s revenues for the six month periods ended April 30, 2010 and 2009, respectively.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Six Months Ended April 30,
	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenues	$147		$471
Stockyard Revenues	1,315	1,685
Total Revenues	1,462	2,156

Costs and Expenses:
Real Estate Expenses	45		142
Stockyard Expenses	1,066		1,501
General and Administrative Expenses	420	449
Total Costs and Expenses	1,531	2,092

(Loss) Income from Operations	(69)		64

Other Income	0		8
Other Expenses	(55)		(66)
Net (Loss) Income	$(124)	S	6

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

Index

Canal recognized a net loss of approximately $124,000 in the first six months of fiscal 2010 as compared to net income of $6,000 for the same period in fiscal 2009.  After recognition of accrued preferred stock dividends of $36,000 and $36,000 in 2010 and 2009, respectively, the results attributable to common stockholders were a net loss of 160,000 in 2010 and a net loss of $30,000 in 2009.

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations.  Revenues for the first six months of fiscal 2010 decreased by $570,000 to $1,462,000 as compared with 2009 revenues of $2,156,000.  The fiscal 2010 decrease in revenues is due primarily to a $370,000 decrease in stockyard revenues as a result of the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 combined with a $263,000 decrease in sale of real estate in the first six months of fiscal 2010.

COMPARISON OF FISCAL PERIODS ENDED APRIL 30, 2010 AND 2009

Real Estate Revenues

Real estate revenues for the six months ended April 30, 2010 of $147,000 accounted for 10.1% of the fiscal 2010 revenues as compared to real estate revenues of $471,000 or 21.9% for the same period in fiscal 2009. Real estate revenues are comprised of sale  of  real  estate (0.0% and 55.8%), rentals   and  other lease  income  from the rental of vacant land and certain structures (95.1% and 41.0%) and rental income from commercial office space in its Exchange Buildings (4.9% and 3.2%) for the six months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first six months of fiscal 2010.

Real estate revenues for the three months ended April 30, 2010 of $71,000 accounted for 9.7% of the fiscal 2010 revenues as compared to real estate revenues of $367,000 or 29.7% for the same period in fiscal 2009. Real estate revenues are comprised of sale  of  real  estate (0.0% and 71.5%), rentals   and  other lease  income  from the rental of vacant land and certain structures (94.9% and 26.4%) and rental income from commercial office space in its Exchange Buildings (5.1% and 2.1%) for the three months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first six months of fiscal 2010.

Index

Real Estate Expenses

Real estate expenses for the six months ended April 30, 2010 of $45,000 decreased by $97,000 (68.1%) from real estate expenses of $142,000 for the  same period  in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues.  Real estate expenses are comprised of the cost of real estate sold (0.0% and 48.7%), labor, operating and maintenance (30.0% and 20.9%), depreciation and  amortization  (24.5% and 7.8%),  taxes  other than  income taxes (24.3% and 8.7%) and general and administrative expenses (21.2% and 13.9%) for the six months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in real estate revenues discussed above.

Real estate expenses for the three months ended April 30, 2010 of $23,000 decreased by $82,000 (78.1%) from real estate expenses of $105,000 for the same period in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues.  Real estate expenses are comprised of the cost of real estate sold (0.0% and 65.7%), labor, operating and maintenance (30.9% and 13.8%), depreciation and  amortization  (24.1% and 5.3%),  taxes  other than  income taxes (24.1% and 5.8%) and general and administrative expenses (20.9% and 9.4%) for the three months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in real estate revenues discussed above.

Stockyard Revenues

Stockyard revenues for the six months ended April 30, 2010 of $1,315,000 accounted for 89.9% of the fiscal 2010 revenues as compared to stockyard revenues of $1,685,000 or 78.1% for the same period in fiscal 2009.  The 2010 decrease in stockyard revenues  was due  primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (81.9% and 87.8%), feed and bedding income (4.4% and 6.9%) and rental and other income (13.7% and 5.3%) for the six month periods ended April 30, 2010 and 2009, respectively.  The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard revenues for the three months ended April 30, 2010 of $656,000 accounted for 90.3% of the fiscal 2010 revenues as compared to stockyard revenues of $870,000 or 70.3% for the same period in fiscal 2009.  The 2010 decrease in stockyard revenues  was due  primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (88.7% and 87.7%), feed and bedding income (4.6% and 6.6%) and rental and other income (6.7% and 5.7%) for the three month periods ended April 30, 2010 and 2009, respectively.  The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Index

Stockyard Expenses

Stockyard expenses for the six months ended April 30, 2010 of $1,066,000 decreased by $435,000 (29.0%) from stockyard expenses of $1,501,000 for the same period in fiscal 2009.  Stockyard expenses are comprised of labor and related costs (43.5% and 45.3%), other operating and maintenance (25.8% and 27.0%), feed and bedding expense (4.7% and 6.1%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (7.5% and 6.0%) and general and administrative expense (17.9% and 14.9%) for the six month periods ended April 30, 2010 and 2009, respectively.  There were no significant percentage variations in the year to year comparisons.

Stockyard expenses for the three months ended April 30, 2010 of $515,000 decreased by $260,000 (33.5%) from stockyard expenses of $775,000 for the same period in fiscal 2009.  Stockyard expenses are comprised of labor and related costs (38.7% and 42.6%), other operating and maintenance (26.2% and 28.6%), feed and bedding expense (4.9% and 6.4%), depreciation and amortization (0.7% and 0.6%), taxes other than income taxes (7.9% and 5.9%) and general and administrative expense (21.6% and 15.9%) for the three month periods ended April 30, 2010 and 2009, respectively.  There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the six months ended April 30, 2010 of $420,000 decreased by $30,000 (6.6%) as compared to $450,000 for the same period in fiscal 2009. The major components of general and  administrative  expenses are officers salaries (56.4% and 52.7%), pension expense (12.9% and 13.4%), insurance expense (6.6% and 5.9%), office salaries (11.2% and 10.5%), travel expense (3.3% and 4.3%), rent (0.0% and 2.6%) and professional fees (2.9% and 3.2%) for the six month periods ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both pension and rent expenses in fiscal 2010.

General and administrative expenses for the three months ended April 30, 2010 of $208,000 decreased by $17,000 (7.5%) as compared to $225,000 for  the  same  period  in  fiscal  2009.   The  major  components  of general and  administrative  expenses are officers salaries (57.0% and 52.7%), pension expense (13.0% and 13.3%), insurance expense (6.6% and 5.9%), office salaries (11.3% and 10.5%), travel expense (2.4% and 4.5%), rent (0.0% and 2.6%) and professional fees (2.9% and 3.2%) for the three month periods ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both pension and rent expenses in fiscal 2010.

Index

Interest Expense

Interest expense for the six months ended April 30, 2010 of $55,000 decreased by $8,000 (13.0%) from $63,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of this debt in fiscal 2009.  The principal balance outstanding at April 30, 2010 of $1,332,000 is classified as long-term debt-related party.

(Expense) Income from Art Sales & Operations

Other expense from art sales & operations of $0 and an operating loss of $2,000 for the six month periods ended April 30, 2010 and 2009, respectively. Canal had no art sales in the first six months of fiscal 2010 or fiscal 2009.  Art revenues, if any, are comprised of the proceeds from the sale of antiquities art.  Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $0 and $1,000 for the six month periods ended April 30, 2010 and 2009, respectively.  It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

These notes, among other things, prohibit Canal from becoming an investment company as this is defined by  the  Investment  Company  Act of 1940;restricts Canal’s ability to pay cash dividends  or repurchase  stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. Accordingly, as of April 30, 2010, the balance due under these notes was $1,332,000, all of which is classified as long-term debt-related party.

Cash and cash equivalents of $118,000 at April 30, 2010 decreased $37,000 from $155,000 at October 31, 2009. Net cash used in operating activities in fiscal 2010 was $36,000.  Substantially all of the  net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2010 the balance of Canal’s liabilities increased by a total of $298,000.

At April 30, 2010 the Company’s current liabilities exceed current assets  by approximately $0.2 million as compared to October 31, 2009 when the Company’s current liabilities exceeded current assets by $0.1 million.  The only required principal repayments under Canal's debt agreements for fiscal 2010 will be from the proceeds (if any) of the sale of certain assets.

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

Index

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

ITEM III.  Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk   disclosure requires that we describe and quantify our potential losses  from market risk sensitive instruments attributable to reasonably   possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.  We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices.  As of April 30, 2010, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At April 30, 2010, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of Apr. 30,	Fixed rate ($ US)	Average Interest Rate	Fair Value
2010	$0	N/A
2011	0	N/A
2012	1,332	10%
2013	0	N/A
2014	0	N/A
Thereafter	0	N/A
Total	$1,332		N/A (A)

(A)	Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

Index

ITEM IV.  Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of April 30, 2010 (“the Evaluation Date”) within 45 days prior to the filing date of this report.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

Index

PART II

OTHER INFORMATION

Index

Item 1: Legal Proceedings:

Also see Item 3 of Canal’s October 31, 2009 Form 10-K.

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at April 30, 2010.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At April 30, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:   Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:  None.

Item 5:  Other Information:   None.

Item 6: Exhibits and Reports on Form 8-K:	(A)	Not applicable.
(B)	None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2010.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	June 14, 2010

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	June 14, 2010

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	June 14, 2010