Form 10-Q
period 2010-07-31
CANAL CAPITAL CORP
filed 2010-09-14
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2010

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

The number of shares of Common Stock, $.01 par value, outstanding at August 31, 2010 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
FORM 10-Q JULY 31, 2010

INDEX

The following documents are filed as part of this report:

Index

PART I

FINANCIAL INFORMATION

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND OCTOBER 31, 2009

	JULY 31,	OCT. 31,
	2010	2009
	(UNAUDITED)	(UNAUDITED)
ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$2,405	$154,624

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT BOTH JULY 31, 2010 AND OCTOBER 31, 2009,	237,172	72,702

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $396,522 AT BOTH JULY 31, 2010 AND OCTOBER 31, 2009	100,000	100,000

STOCKYARDS INVENTORY	4,857	16,586

PREPAID EXPENSES	61,939	16,965

TOTAL CURRENT ASSETS	406,373	360,877

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $464,999 AND $455,749 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,396,957	1,073,607

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $188,489 AND $178,386 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,013,219	988,322

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525
RESTRICTED CASH – LETTER OF CREDIT	140,000	130,000
RESTRICTED CASH - TRANSIT INSURANCE	37,225	30,690
DEPOSITS AND OTHER ASSETS	0	0

	449,750	433,215

	$3,266,299	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND OCTOBER 31, 2009

	JULY 31, 2010	OCT.31, 2009
	(UNAUDITED)	(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$307,553	$194,394
SALARIES AND INTEREST PAYABLE - OFFICERS	337,875	0
ACCRUED PROFESSIONAL FEES	18,601	84,570
PREFERRED STOCK DIVIDEND PAYABLE	211,735	157,735
INCOME TAXES PAYABLE	10,000	10,000
TOTAL CURRENT LIABILITIES	885,764	446,699

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	782,132	796,672
REAL ESTATE TAXES PAYABLE	114,334	141,725
TOTAL NON-CURRENT LIABILITIES	896,466	938,397

LONG-TERM DEBT, RELATED PARTY	1,332,000	992,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT-STANDING AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,475,907)	(15,068,051)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,834,985)	(1,915,985)
	152,069	478,925_

	$3,266,299	$2,856,021

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	202,284	290,037
EXCHANGE BUILDING RENTAL INCOME	14,493	22,160
	216,777	574,917

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	19,343	43,683
DEPRECIATION AND AMORTIZATION	16,650	16,650
TAXES OTHER THAN INCOME TAXES	16,550	18,450
GENERAL AND ADMINISTRATIVE	16,873	29,700
	69,416	177,552

INCOME FROM REAL ESTATE OPERATIONS	147,361	397,365

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,353,303	$1,877,220
FEED AND BEDDING INCOME	79,836	150,991
RENTAL & OTHER INCOME	214,369	122,446
	1,647,508	2,150,657

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	610,017	922,270
OTHER OPERATING AND MAINTENANCE	386,417	563,524
FEED AND BEDDING EXPENSE	66,125	113,618
DEPRECIATION AND AMORTIZATION	10,103	14,863
TAXES OTHER THAN INCOME TAXES	116,272	127,085
GENERAL AND ADMINISTRATIVE	244,123	288,734
	1,433,057	2,030,094

INCOME (LOSS) FROM STOCKYARD OPERATIONS	214,451	120,563

GENERAL AND ADMINISTRATIVE EXPENSE	(627,896)	(680,400)

(LOSS) INCOME FROM OPERATIONS	(266,084)	(162,472)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
Continued...

	2010	2009
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	407	7,881
INTEREST EXPENSE	(88,179)	(94,650)
ART SALES AND OPERATIONS	0	(3,600)

	(87,772)	(90,369)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(353,856)	(252,841)
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(353,856)	(252,841)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	90,000

COMPREHENSIVE (LOSS) INCOME	$(272,856)	$(162,841)

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(353,856)	$(252,841)

LESS PREFERRED STOCK DIVIDEND	(54,000)	(54,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(407,856)	$(306,841)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.09)	$(0.07)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	67,270	96,993
EXCHANGE BUILDING RENTAL INCOME	2,414	6,773
	69,684	103,766

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	5,765	14,053
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,550	6,150
GENERAL AND ADMINISTRATIVE	7,257	9,900
	24,122	35,653

INCOME FROM REAL ESTATE OPERATIONS	45,562	68,113

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$277,142	$397,784
FEED AND BEDDING INCOME	21,817	35,300
RENTAL & OTHER INCOME	34,028	32,771
	332,987	465,855

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	145,810	242,373
OTHER OPERATING AND MAINTENANCE	111,536	157,902
FEED AND BEDDING EXPENSE	15,826	21,470
DEPRECIATION AND AMORTIZATION	3,368	4,954
TAXES OTHER THAN INCOME TAXES	35,886	37,064
GENERAL AND ADMINISTRATIVE	54,641	65,322
	367,067	529,085

INCOME (LOSS) FROM STOCKYARD OPERATIONS	(34,080)	(63,230)

GENERAL AND ADMINISTRATIVE EXPENSE	(208,042)	(230,972)

(LOSS) INCOME FROM OPERATIONS	(196,560)	(226,089)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
Continued...

	2010	2009
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	177	102
INTEREST EXPENSE	(33,300)	(31,550)
ART SALES AND OPERATIONS	0	(1,200)

	(33,123)	(32,648)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(229,683)	(258,737)
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(229,683)	(258,737)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

COMPREHENSIVE (LOSS) INCOME	$(202,683)	$(228,737)

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(229,683)	$(258,737)

LESS PREFERRED STOCK DIVIDEND	(18,000)	(18,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(247,683)	$(276,737)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.06)	$(0.06)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2009 (UNAUDITED) AND
FOR THE NINE MONTHS ENDED JULY 31, 2010 (UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, JULY 31, 2010	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIV LOSS	TREASURY STOCK, AT COST

BALANCE, OCTOBER 31, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET INCOME	0	30,299	0	0
PREFERRED STOCK DIVIDEND	0	(73,023)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET LOSS	0	(353,856)	0	0
PREFERRED STOCK DIVIDEND	0	(54,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	81,000	0
BALANCE, JULY 31, 2010	$28,322,341	$(15,475,907)	$(1,834,985)	$(11,003,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009

	JULY 2010	JULY 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(353,856)	$(252,841)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	26,753	31,513

GAIN ON SALES OF REAL ESTATE	0	(193,651)

MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	90,000

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	(164,470)	(47,203)

STOCKYARDS INVENTORY	11,729	20,144

PREPAID EXPENSES	(44,974)	(32,294)

RESTRICTED CASH – LETTER OF CREDIT	(10,000)	(30,000)

RESTRICTED CASH – TRANSIT INSURANCE	(6,535)	(14,887)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	113,159	(24,912)

PENSION PLAN PAYABLE	0	(45,024)

PAYABLE TO EXECUTIVE OFFICERS	337,875	192,464

ACCRUED PROFESSIONAL FEES	(65,969)	(29,643)

LONG-TERM PENSION LIABILITY	(14,540)	0

REAL ESTATE TAXES PAYABLE	(27,391)	59,283

TOTAL ADJUSTMENTS	236,637	(24,210)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(117,219)	(277,051)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
Continued...

	JULY 2010	JULY 2009

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	262,720
COSTS RELATING TO SALES OF REAL ESTATE	0	(29,809)
CAPITAL EXPENDITURES	(375,000)	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	(375,000)	232,911

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	340,000	30,000
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	340,000	30,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152,219)	(14,140)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	154,624	21,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,405	$6,975

	JULY 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$88,179	$94,650
INCOME TAXES	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$54,000	$54,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2010

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

Index

Real estate operations resulted in operating income of $147,000 and $397,000 for the nine month periods ended July 31, 2010 and 2009, respectively. There were no real estate sales in the first nine months of fiscal 2010. Included in the fiscal 2009 results is a $194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Additionally, real estate operations contributed $217,000 and $575,000 to Canal’s revenues for the nine month periods ended July 31, 2010 and 2009, respectively.

As of July 31, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

In May 2010 Canal entered into a contract to sell a 30 acre parcel of land (formerly used in stockyard operations) located in Sioux Falls, South Dakota to a local developer for $2,000,000. Canal anticipates closing this sale in its fourth fiscal quarter.

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

In addition to market agencies and independent commission sales people the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Stockyard operations resulted in operating income of $214,000 and operating income of $121,000 for the nine month periods ended July 31, 2010 and 2009, respectively. Additionally, stockyard operations contributed $1,648,000 and $2,151,000 to Canal’s revenues for the nine month periods ended July 31, 2010 and 2009, respectively. Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $5,000 and $17,000 at July 31, 2010 and October 31, 2009, respectively.

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

Index

J)   Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, and $0, and interest payments of $88,000, and $95,000 for the nine month periods ended July 31, 2010 and 2009, respectively.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2010 and the results of its operations and its cash flows for the nine month period ended July 31, 2010. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2009 and the notes thereto which are contained in Canal’s 2009 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2010.

4.             STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at July 31, 2010 or 2009.

Index

5.             BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2010, the balance due under these notes was 1,332,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $88,000 and $95,000 for the nine month periods ended July 31, 2010 and 2009, respectively.

At July 31, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	July 31,	October 31,
($ 000's Omitted)	2010	2009
Variable rate mortgage notes due May 15, 2012 - related party	$1,332	$992
Less -- current maturities	0	0
Long-term debt	$1,332	$992

The following table summarizes the Company’s commitments as of July 31, 2010 to make future payments under its debt agreements and other contractual obligations (in 000's):

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

Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $37,000 and $31,000 at July 31, 2010 and October 31, 2009, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.             INCOME TAXES

At July 31, 2010, the Company has net operating loss carryforwards of approximately $10,200,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

8.             IMPAIRMENT LOSS ON LONG-LIVED ASSETS

The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal’s long-lived assets to be recorded as of July 31, 2010 and October 31, 2009.

Index

9.             ART INVENTORY HELD FOR SALE

Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first nine months of fiscal 2010 or 2009. Canal's art operations have generated an operating losses of approximately $0 and $4,000 in the nine month periods ended July 31, 2010 and 2009, respectively.

Antiquities art valued at $100,000 represented 100% of total art inventory at both July 31, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of July 31, 2010 the valuation allowance is approximately $397,000.

10.           LEASE COMMITMENTS

In July 2009 Canal terminated its lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 300 square feet of rent free office space located in Port Jefferson Station, New York.

There are no operating leases that have initial or remaining noncancellable terms in excess of one year as of July 31, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

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

A schedule of the Company’s property on operating leases at July 31, 2010 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/10
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	800	21	0	0	(17)	804

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(442)	53

4 acres of land in Sioux City, IA Acquired in 1937	200	0	340	0	0	540
	$1,010	$514	$340	$0	$(467)	$1,397

A schedule of the Company’s reconciliation of property on operating leases carried for the nine months ended July 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	July 30,	October 31,
	2010	2009
Balance at beginning of year	$1,074	$1,646
Acquisitions and Improvements	340	0
Cost of property sold	0	(550)
Depreciation	(17)	(22)
Reclassifications	0	0
Balance at end of the period	$1,397	$1,074

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

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

A schedule of the Company’s property used in stockyard operations at July 31, 2010 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/10

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$35	$(189)	$1,013

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the nine months ended July 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	July 31,	October 31,
	2010	2009

Balance at beginning of year	$988	$1,125
Acquisitions and Improvements	35	0
Transfers	0	(116)
Depreciation	(10)	(21)
Balance at end of the period	$1,013	$988

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

A schedule of the Company’s property held for development or resale at July 31, 2010 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/10

35 acres of land in Sioux Falls, SD Acquired in 1937	$220	N/A	$0	N/A	N/A	$220

2 acres of land in Sioux City, IA Acquired in 1937	53	N/A	$0	N/A	N/A	53
	$273	$0	$0	$0	$0	$273

A schedule of the Company’s reconciliation of property held for development or resale carried for the nine months ended July 31, 2010 and the year ended October 31, 2009 is as follows (000's omitted):

	July 31,	October 31,
	2010	2009

Balance at beginning of year	$273	$92
Acquisitions and Improvements	0	0
Cost of property sold	0	(39)
Reclassification of property	0	220_
Balance at end of the period	$273	$ 273_

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended
	7/31/10	7/31/09

Service cost	4,000	4,000
Interest cost	75,000	76,000
Expected return on plan assets	(80,000)	(80,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	90,000	90,000
Net periodic benefit cost	89,000	90,000

For the nine months ended July 31, 2010 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2010 is approximately $22,000. A $14,000 contribution has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

16.           401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $9,000 and 13,000 for each of the nine month periods ended July 31, 2010 and 2009.

Index

17.           RELATED PARTY TRANSACTIONS

Interest Expense Related Party - At July 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer and members of his family. These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $88,000 and $95,000 and for the nine month periods ended July 31, 2010 and 2009, respectively. At various times during fiscal 2010 and 2009 certain holders of these notes have agreed to defer interest payments due them to help Canal with its cash flow. All deferred interest liability for fiscal 2010 and 2009 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of July 31, 2010, the balance due under these notes was $1,332,000 all of which is classified as long-term debt related party.

18.           LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2010. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Index

ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2010

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

Real Estate Operations

Real estate operations resulted in operating income of $147,000 and 397,000 for the nine month periods ended July 31, 2010 and 2009, respectively. There were no real estate sales in the first nine months of fiscal 2010. Included in the fiscal 2009 results is a $194,000 gain on the sale of approximately 16 acres of vacant land located in St. Joseph, Missouri. Additionally, real estate operations contributed $217,000 and $575,000 to Canal’s revenues for the nine month periods ended July 31, 2010 and 2009, respectively.

As of July 31, 2010, there are approximately 37 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

In May 2010 Canal entered into a contract to sell a 30 acre parcel of land (formerly used in stockyard operations) located in Sioux Falls, South Dakota to a local developer for $2,000,000. Canal anticipates closing this sale in its fourth fiscal quarter.

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

In addition to market agencies and independent commission sales people the St. Joseph stockyards has solicitation operations of its own which account for approximately 50% of its livestock volume annually. Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2010. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Index

Stockyard operations resulted in operating income of $214,000 and $121,000 for the nine month periods ended July 31, 2010 and 2009, respectively. Additionally, stockyard operations contributed $1,648,000 and $2,151,000 to Canal’s revenues for the nine month periods ended July 31, 2010 and 2009, respectively.

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

Index

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

Index

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Nine Months Ended July 31,
	2010	2009
(In Thousands)
Revenues:
Real Estate Revenues	$217	$575
Stockyard Revenues	1,648	2,151
Total Revenues	1,865	2,726

Costs and Expenses:
Real Estate Expenses	70	178
Stockyard Expenses	1,433	2,030
General and Administrative Expenses	628	680
Total Costs and Expenses	2,131	2,888

(Loss) Income from Operations	(266)	(162)

Other Income	0	8
Other Expenses	(88)	(99)
Net (Loss) Income	$(354)	$(253)

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

Canal recognized a net loss of approximately $354,000 in the first nine months of fiscal 2010 as compared to a net loss of $253,000 for the same period in fiscal 2009. After recognition of accrued preferred stock dividends of $54,000 and $54,000 in 2010 and 2009, respectively, the results attributable to common stockholders were a net loss of 408,000 in 2010 and a net loss of 307,000 in 2009.

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

Index

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2010 AND 2009

Real Estate Revenues

Real estate revenues for the nine months ended July 31, 2010 of $217,000 accounted for 11.6% of the fiscal 2010 revenues as compared to real estate revenues of $575,000 or 21.1% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 45.7%), rentals and other lease income from the rental of vacant land and certain structures (93.3% and 50.4%) and rental income from commercial office space in its Exchange Buildings (6.7% and 3.9%) for the nine months ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first nine months of fiscal 2010.

Real estate revenues for the three months ended July 31, 2010 of $70,000 accounted for 17.3% of the fiscal 2010 revenues as compared to real estate revenues of $104,000 or 18.2% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (96.5% and 93.5%) and rental income from commercial office space in its Exchange Buildings (3.5% and 6.5%) for the three months ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first nine months of fiscal 2010.

Real Estate Expenses

Real estate expenses for the nine months ended July 31, 2010 of $69,000 decreased by $109,000 (60.9%) from real estate expenses of $178,000 for the same period in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 38.9%), labor, operating and maintenance (27.9% and 24.6%), depreciation and amortization (24.0% and 10.4%), taxes other than income taxes (23.8% and 9.4%) and general and administrative expenses (24.3% and 16.7%) for the nine months ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in real estate revenues discussed above.

Index

Real estate expenses for the three months ended July 31, 2010 of $24,000 decreased by $12,000 (32.3%) from real estate expenses of $36,000 for the same period in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (23.9% and 39.4%), depreciation and amortization (23.0% and 15.6%), taxes other than income taxes (23.0% and 17.2%) and general and administrative expenses (30.1% and 27.8%) for the three months ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are consistent with the decrease in real estate revenues discussed above.

Stockyard Revenues

Stockyard revenues for the nine months ended July 31, 2010 of $1,648,000 accounted for 88.4% of the fiscal 2010 revenues as compared to stockyard revenues of $2,151,000 or 78.9% for the same period in fiscal 2009. The 2010 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (82.1% and 87.3%), feed and bedding income (4.8% and 7.0%) and rental and other income (13.1% and 5.7%) for the nine month periods ended July 31, 2010 and 2009, respectively. The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard revenues for the three months ended July 31, 2010 of $333,000 accounted for 82.7% of the fiscal 2010 revenues as compared to stockyard revenues of $466,000 or 81.8% for the same period in fiscal 2009. The 2010 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (83.2% and 85.4%), feed and bedding income (6.6% and 7.6%) and rental and other income (10.2% and 7.0%) for the three month periods ended July 31, 2010 and 2009, respectively. The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard Expenses

Stockyard expenses for the nine months ended July 31, 2010 of $1,433,000 decreased by $597,000 (29.4%) from stockyard expenses of $2,030,000 for the same period in fiscal 2009. Stockyard expenses are comprised of labor and related costs (42.6% and 45.4%), other operating and maintenance (27.0% and 27.8%), feed and bedding expense (4.6% and 5.6%), depreciation and amortization (0.7% and 0.7%), taxes other than income taxes (8.1% and 6.3%) and general and administrative expense (17.0% and 14.2%) for the nine month periods ended July 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Index

Stockyard expenses for the three months ended July 31, 2010 of $367,000 decreased by $162,000 (30.6%) from stockyard expenses of $529,000 for the same period in fiscal 2009. Stockyard expenses are comprised of labor and related costs (39.7% and 45.8%), other operating and maintenance (30.4% and 29.8%), feed and bedding expense (4.3% and 4.1%), depreciation and amortization (0.9% and 0.9%), taxes other than income taxes (9.8% and 7.0%) and general and administrative expense (14.9% and 12.4%) for the three month periods ended July 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the nine months ended July 31, 2010 of $628,000 decreased by $52,000 (7.7%) as compared to $680,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officers salaries (56.6% and 51.4%), pension expense (12.9% and 13.2%), insurance expense (6.6% and 5.8%), office salaries (11.2% and 10.2%), travel expense (2.8% and 4.0%), rent (0.0% and 2.6%) and professional fees (2.9% and 3.2%) for the nine month periods ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both pension and rent expenses in fiscal 2010.

General and administrative expenses for the three months ended July 31, 2010 of $208,000 decreased by $23,000 (9.9%) as compared to $231,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officers salaries (56.5% and 48.8%), pension expense (12.9% and 13.0%), insurance expense (6.6% and 5.7%), office salaries (11.2% and 9.8%), travel expense (2.9% and 3.4%), rent (0.0% and 2.7%) and professional fees (2.9% and 3.1%) for the three month periods ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both pension and rent expenses in fiscal 2010.

Interest Expense

Interest expense for the nine months ended July 31, 2010 of $88,000 decreased by $7,000 (6.8%) from $95,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of this debt in fiscal 2009. The principal balance outstanding at July 31, 2010 of $1,332,000 is classified as long-term debt-related party.

Index

(Expense) Income from Art Sales & Operations

Other expense from art sales & operations of $0 and an operating loss of $4,000 for the nine month periods ended July 31, 2010 and 2009, respectively. Canal had no art sales in the first nine months of fiscal 2010 or fiscal 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. Canal incurred selling, general and administrative expenses of $0 and $4,000 for the nine month periods ended July 31, 2010 and 2009, respectively. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Liquidity and Capital Resources

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent review.

While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from theresolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum.

These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940;restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. Accordingly, as of July 31, 2010, the balance due under these notes was $1,332,000, all of which is classified as long-term debt-related party.

Index

Cash and cash equivalents of $2,000 at July 31, 2010 decreased $153,000 from $155,000 at October 31, 2009. Net cash used in operating activities in fiscal 2010 was $117,000. Substantially all of the net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2010 the balance of Canal’s liabilities increased by a total of $397,000.

At July 31, 2010 the Company’s current liabilities exceed current assets by approximately $0.5 million as compared to October 31, 2009 when the Company’s current liabilities exceeded current assets by $0.1 million. The only required principal repayments under Canal's debt agreements for fiscal 2010 will be from the proceeds (if any) of the sale of certain assets.

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

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of July 31, 2010, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At July 31, 2010, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed rate	Average	Fair
July 31,	($ US)	Interest Rate	Value
2010	$0	N/A
2011	0	N/A
2012	1,332	10%
2013	0	N/A
2014	0	N/A
Thereafter	0	N/A
Total	$1,332		N/A (A)

(A)	Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.	Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2010 (“the Evaluation Date”) within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

Index

PART II

OTHER INFORMATION

Index

Item 1: Legal Proceedings:

Also see Item 3 of Canal’s October 31, 2009 Form 10-K.

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2010.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2010, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:   Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders:   None.

Item 5: Other Information:   None.

Item 6: Exhibits and Reports on Form 8-K:	(A)	Not applicable.
(B)	None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2010.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael E. Schultz	President and Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Schultz		Sept. 13, 2010

/S/ Reginald Schauder	Vice President-Finance Secretary and Treasurer (Principal Financial and Accounting Officer)
Reginald Schauder		Sept. 13, 2010

/S/ Asher B. Edelman	Chairman of the Board and Director
Asher B. Edelman		Sept. 13, 2010