Form 10-Q
period 2011-01-31
CANAL CAPITAL CORP
filed 2011-03-15
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2011

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

The number of shares of Common Stock, $.01 par value, outstanding at March 31, 2011 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
FORM 10-Q JANUARY 31, 2011

INDEX

The following documents are filed as part of this report:

Index

PART I

FINANCIAL INFORMATION

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011 AND OCTOBER 31, 2010

	JAN 31,	OCT. 31,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$242,287	$510,361

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT BOTH JANUARYY 31, 2011 AND OCTOBER 31, 2010,	46,158	138,879

STOCKYARDS INVENTORY	5,044	14,608

PREPAID EXPENSES	29,177	12,461

TOTAL CURRENT ASSETS	322,666	676,309

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $477,949 AND $472,399 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,385,857	1,391,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $196,957 AND $191,857 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	527,572	532,672

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $396,522 AT BOTH JANUARY 31, 2011 AND OCTOBER 31, 2010	100,000	100,000

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250
RESTRICTED CASH – LETTER OF CREDIT	140,000	140,000
RESTRICTED CASH - TRANSIT INSURANCE	44,926	26,000
DEPOSITS AND OTHER ASSETS	0	0

	237,176	218,250

	$2,573,271	$2,918,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011 AND OCTOBER 31, 2010

	JAN 31, 2011	OCT.31, 2010
	(UNAUDITED)	(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$203,588	$293,827
SALARIES AND INTEREST PAYABLE - OFFICERS	114,675	175,000
ACCRUED PROFESSIONAL FEES	50,998	55,000
INCOME TAXES PAYABLE	10,000	10,000
TOTAL CURRENT LIABILITIES	379,261	533,827

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	723,206	869,676
PREFERRED STOCK DIVIDEND PAYABLE	187,550	169,550
REAL ESTATE TAXES PAYABLE	35,682	44,543
TOTAL NON-CURRENT LIABILITIES	946,438	1,083,769

LONG-TERM DEBT, RELATED PARTY	847,000	847,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,195,016)	(15,114,546)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME: PENSION VALUATION RESERVE	(1,867,373)	(1,894,373)
	400,572	454,042_

	$2,573,271	$2,918,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

	2011	2010
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	70,244	72,544
EXCHANGE BUILDING RENTAL INCOME	0	3,686
	70,244	76,230

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	2,330	6,456
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	5,450
GENERAL AND ADMINISTRATIVE	2,550	4,800
	14,180	22,256

INCOME FROM REAL ESTATE OPERATIONS	56,064	53,974

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$506,073	$494,423
FEED AND BEDDING INCOME	39,898	27,700
RENTAL & OTHER INCOME	32,846	136,258
	578,817	658,381

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	205,645	264,743
OTHER OPERATING AND MAINTENANCE	107,166	140,057
FEED AND BEDDING EXPENSE	28,806	24,849
DEPRECIATION AND AMORTIZATION	5,100	3,368
TAXES OTHER THAN INCOME TAXES	20,215	39,954
GENERAL AND ADMINISTRATIVE	103,601	77,996
	470,533	550,967

INCOME (LOSS) FROM STOCKYARD OPERATIONS	108,284	107,414

GENERAL AND ADMINISTRATIVE EXPENSE	(205,860)	(211,946)

(LOSS) INCOME FROM OPERATIONS	(41,512)	(50,558)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
Continued

	2011	2010
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	217	126
INTEREST EXPENSE	(21,175)	(24,830)
ART SALES AND OPERATIONS	0	0

	(20,958)	(24,704)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(62,470)	(75,262)
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(62,470)	(75,262)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

COMPREHENSIVE (LOSS) INCOME	$(35,470)	$(48,262)

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(62,470)	$(75,262)

LESS PREFERRED STOCK DIVIDEND	(18,000)	(18,000)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(80,470)	$(93,262)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$(0.02)

AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2010 (UNAUDITED) AND
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 (UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER OF SHARES	AMOUNT	NUMBER OF SHARES	AMOUNT

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2010	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, JANUARY 31, 2011	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIV LOSS	TREASURY STOCK, AT COST

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET INCOME	0	10,505	0	0
PREFERRED STOCK DIVIDEND	0	(57,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	21,612	0

BALANCE, OCTOBER 31, 2010	$28,322,341	$(15,114,546)	$(1,894,373)	$(11,003,545)
NET LOSS	0	(62,470)	0	0
PREFERRED STOCK DIVIDEND	0	(18,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	27,000	0
BALANCE, JANUARY 31, 2011	$28,322,341	$(15,195,016)	$(1,867,373)	$(11,003,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

	JAN 2011	JAN 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(62,470)	$(75,262)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	10,650	8,918

GAIN ON SALES OF REAL ESTATE	0	0

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	92,721	(159,932)

STOCKYARDS INVENTORY	9,564	13,736

PREPAID EXPENSES	(16,716)	(15,659)

RESTRICTED CASH – LETTER OF CREDIT	0	0

RESTRICTED CASH – TRANSIT INSURANCE	(18,926)	(10,220)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(90,239)	80,097

PENSION PLAN PAYABLE	0	0

PAYABLE TO EXECUTIVE OFFICERS	(60,325)	110,720

ACCRUED PROFESSIONAL FEES	(4,002)	(56,176)

LONG-TERM PENSION LIABILITY	(146,470)	0

REAL ESTATE TAXES PAYABLE	(8,861)	27,286

TOTAL ADJUSTMENTS	(205,604)	25,770

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(268,074)	(49,492)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
Continued

	JAN 2011	JAN 2010

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	0	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(268,074)	(49,492)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$242,287	$105,132

	JANUARY 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$21,175	$24,830
INCOME TAXES	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$18,000	$18,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2011 and 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent audit or review.

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

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

Index

Real estate operations resulted in operating income of $56,000 and $54,000 for the three month periods ended January 31, 2011 and 2010, respectively. There were no real estate sales in the first three months of fiscal 2011 or 2010. Additionally, real estate operations contributed $70,000 and $76,000 to Canal’s revenues for the three month periods ended January 31, 2011 and 2010, respectively.

As of January 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri.

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. In September 2010,Canal sold approximately 37 acres of land previously used in stockyard operations located in Sioux Falls, South Dakota for $2.0 million generating operating income of $0.7 million.

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

Stockyard operations resulted in operating income of $108,000 and  operating income of $107,000 for the three month periods ended January 31, 2011 and 2010, respectively. Additionally, stockyard operations contributed $579,000 and $658,000 to Canal’s revenues for the three month periods ended January 31, 2011 and 2010, respectively. Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw. The value of this inventory was $5,000 and $14,000 at January 31, 2011 and October 31, 2010, respectively.

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

Index

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

I)  Revenue Recognition – Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from the sale of real estate are recognized at the time the sale has been consummated on the full accrual method wherein the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property; the seller’s receivable is not subject to future subordination and the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

Index

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

J)  Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months. These investments are carried at cost, which approximates market value. Canal made state income tax payments of $0, and $0, and interest payments of $21,000, and $25,000 for the three month periods ended January 31, 2011 and 2010, respectively.

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

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2011 and 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent audit or review.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2011 and the results of its operations and its cash flows for the three month period ended January 31, 2011. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2010 and the notes thereto which are contained in Canal’s 2010 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2011.

4.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at January 31, 2011 or 2010.

Index

5.	BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2011, the balance due under these notes was 847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $21,000 and $25,000 for the three month periods ended January 31, 2011 and 2010, respectively.

At January 31, 2011, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Jan 31,	October 31,
($ 000's Omitted)	2011	2010
Variable rate mortgage notes due May 15, 2012 - related party	$847	$847
Less -- current maturities	0	0
Long-term debt	$847	$847

The following table summarizes the Company’s commitments as of January 31, 2011 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5Yrs.

Pension Plan Liability (a)	$723	$26	$500	$197	$0
Mortgage Notes Payable (b)	847	0	847	0	0
	$1,570	$26	$1,832	$197	$0

(a)	See Note 16.
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

Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $45,000 and $26,000 at January 31, 2011 and October 31, 2010, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.	INCOME TAXES

At January 31, 2011, the Company has net operating loss carryforwards of approximately $7,500,000 that expire through 2030. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

The Company reviews the values of its long-lived assets annually. There was no impairment in the value of Canal’s long-lived assets to be recorded as of January 31, 2011 and October 31, 2010.

Index

9.	ART INVENTORY HELD FOR SALE

Canal is in the process of selling, in an orderly manner, its remaining art inventory. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. The Company's ability to dispose of its art inventory is dependent primarily on general economic conditions and the competitiveness of the art market itself. Accordingly, there can be no assurance that Canal will be successful in selling its art inventory. Canal had no sales of art in the first three months of fiscal 2011 or 2010.

Antiquities art valued at $100,000 represented 100% of total art inventory at both January 31, 2011 and October 31, 2010. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of January 31, 2011 the valuation allowance is approximately $397,000.

10.	LEASE COMMITMENTS

In July 2009 Canal terminated its lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 300 square feet of rent free office space located in Port Jefferson Station, New York.

There are no operating leases that have initial or remaining noncancellable terms in excess of one year as of January 31, 2011. Accordingly, Canal has no future minimum payments due over the next five years.

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

A schedule of the Company’s property on operating leases at January 31, 2011 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/11
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	800	21	0	0	(18)	803

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(452)	43

4 acres of land in Sioux City, IA Acquired in 1937	540	0	0	0	0	540
	$1,350	$514	$0	$0	$(478)	$1,386

A schedule of the Company’s reconciliation of property on operating leases carried for the three months ended January 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	Jan 30,	October 31,
	2011	2010
Balance at beginning of year	$1,391	$1,074
Acquisitions and Improvements	0	0
Cost of property sold	0	0
Depreciation	(5)	(23)
Reclassifications	0	340
Balance at end of the period	$1,386	$1,391

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

13.	PROPERTY USED IN STOCKYARD OPERATIONS

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

A schedule of the Company’s property used in stockyard operations at January 31, 2011 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$400	$325	$0	$0	$(197)	$528

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the three months ended January 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	Jan 31,	October 31,
	2011	2010

Balance at beginning of year	$533	$988
Acquisitions and Improvements	0	60
Transfers	0	(502)
Depreciation	(5)	(13)
Balance at end of the period	$528	$ 533

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

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

A schedule of the Company’s property held for development or resale at January 31, 2011 is as follows (000's omitted):

	Historical Cost		Current Year (Retirements) Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/11

2 acres of land in Sioux City, IA Acquired in 1937	53	N/A	$0	N/A	N/A	53
	$53	N/A	$0	N/A	N/A	$53

A schedule of the Company’s reconciliation of property held for development or resale carried for the nine months ended January 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	Jan. 31,	October 31,
	2011	2010

Balance at beginning of year	$53	$273
Acquisitions and Improvements	0	0
Cost of property sold	0	0
Reclassification of property	0	(220)
Balance at end of the period	$53	$53

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

15.	PENSION VALUATION RESERVE

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended
	1/31/11	1/31/10

Service cost	2,000	2,000
Interest cost	26,000	26,000
Expected return on plan assets	(28,000)	(28,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	30,000	30,000
Net periodic benefit cost	30,000	30,000

For the three months ended January 31, 2011 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2011 is approximately $172,000. A $147,000 contribution has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

16.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $3,000 for each of the three month periods ended January 31, 2011 and 2010.

Index

17.	RELATED PARTY TRANSACTIONS

Interest Expense Related Party - At January 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $21,000 and $25,000 and for the three month periods ended January 31, 2011 and 2010, respectively. At various times during fiscal 2011 and 2010 the holder of these notes agreed to defer interest payments due him to help Canal with its cash flow. All deferred interest liability for fiscal 2011 and 2010 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available. As of January 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

18.	LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2011. The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Index

ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JANUARY 31, 2011

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2011 and 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent audit or review.

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

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. In September 2010,Canal sold approximately 37 acres of land previously used in stockyard operations located in Sioux Falls, South Dakota for $2.0 million generating operating income of $0.7 million.

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

Real Estate Operations

Real estate operations resulted in operating income of $56,000 and $54,000 for the three month periods ended January 31, 2011 and 2010, respectively. There were no real estate sales in the first three months of fiscal 2011 or 2010. Additionally, real estate operations contributed $70,000 and $76,000 to Canal’s revenues for the three month periods ended January 31, 2011 and 2010, respectively.

As of January 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Index

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

Index

Stockyard operations resulted in operating income of $108,000 and $107,000 for the three month periods ended January 31, 2011 and 2010, respectively. Additionally, stockyard operations contributed $579,000 and $658,000 to Canal’s revenues for the three month periods ended January 31, 2011 and 2010, respectively.

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

Art Inventory Held for Sale -- The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. Canal has had varying percentages of its art inventory appraised by independent appraisers in previous years. For fiscal 2011 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in the current and previous years and in part on the results of the independent appraisals done in previous years.

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

Index

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Three Months Ended January 31,
	2011	2010
(In Thousands)
Revenues:
Real Estate Revenues	$70		$76
Stockyard Revenues	579		659
Total Revenues	649		735

Costs and Expenses:
Real Estate Expenses	14		22
Stockyard Expenses	470		551
General and Administrative Expenses	206		212
Total Costs and Expenses	690		785

(Loss) Income from Operations	(41)		(50)

Other Income	0		0
Other Expenses	(21)		(25)
Net (Loss) Income	$(62)	S	(75)

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

Canal recognized a net loss of approximately $62,000 in the first three months of fiscal 2011 as compared to a net loss of $75,000 for the same period in fiscal 2010. After recognition of accrued preferred stock dividends of $18,000 and $18,000 in 2011 and 2010, respectively, the results attributable to common stockholders were a net loss of 80,000 in 2011 and a net loss of 93,000 in 2010.

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first three months of fiscal 2011 decreased by $86,000 to $649,000 as compared with 2010 revenues of $735,000. The fiscal 2011 decrease in revenues is due primarily to a $79,000 decrease in stockyard revenues as a result of the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 combined with a $6,000 decrease in real estate revenues in the first three months of fiscal 2011.

Index

COMPARISON OF FISCAL PERIODS ENDED JANUARY 31, 2011 AND 2010

Real Estate Revenues

Real estate revenues for the three months ended January 31, 2011 of $70,000 accounted for 10.8% of the fiscal 2011 revenues as compared to real estate revenues of $76,000 or 10.4% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals  and other lease income from the rental of vacant land and certain structures (100.0% and 88.9%) and rental income from commercial office space in its Exchange Buildings (0.0% and 11.1%) for the three months ended January 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota Exchange Building which was closed in September 2010.

Real Estate Expenses

Real estate expenses for the three months ended January 31, 2011 of $14,000 decreased by $8,000 (36.3%) from real estate expenses of $22,000 for the same period in fiscal 2010. The decrease in real estate expenses is consistent with the 2011 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (16.4% and 29.0%), depreciation and amortization (39.1% and 24.9%), taxes other than income taxes (26.5% and 24.5%) and general and administrative expenses (18.0% and 21.6%) for the three months ended January 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are the result of the fiscal 2011 decreases in all but depreciation expense.

Stockyard Revenues

Stockyard revenues for the three months ended January 31, 2011 of $579,000 accounted for 89.2% of the fiscal 2011 revenues as compared to stockyard revenues of $658,000 or 89.6% for the same period in fiscal 2010. The 2011 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (87.4% and 75.1%), feed and bedding income (6.9% and 4.2%) and rental and other income (5.7% and 20.7%) for the three month periods ended January 31, 2011 and 2010, respectively. The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Index

Stockyard Expenses

Stockyard expenses for the three months ended January 31, 2011 of $471,000 decreased by $80,000 (14.6%) from stockyard expenses of $551,000 for the same period in fiscal 2010. Stockyard expenses are comprised of labor and related costs (43.7% and 48.1%), other operating and maintenance (22.8% and 25.4%), feed and bedding expense (6.1% and 4.5%), depreciation and amortization (1.1% and 0.6%), taxes other than income taxes (4.3% and 7.3%) and general and administrative expense (22.0% and 14.2%) for the three month periods ended January 31, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the three months ended January 31, 2011 of $206,000 decreased by $6,000 (2.9%) as compared to $212,000 for the same period in fiscal 2010.  The major components of general and administrative expenses are officers salaries (57.6% and 55.9%), pension expense (13.1% and 12.7%), insurance expense (6.7% and 6.5%), office salaries (11.4% and 11.1%), travel expense (1.7% and 3.3%) and professional fees (1.5% and 2.8%) for the three month periods ended January 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both travel and professional fees expenses in fiscal 2011.

Interest Expense

Interest expense for the three months ended January 31, 2011 of $21,000 decreased by $4,000 (14.7%) from $25,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of this debt in fiscal 2010. The principal balance outstanding at January 31, 2011 of $847,000 is classified as long-term debt-related party.

(Expense) Income from Art Sales & Operations

There were no other expense from art sales & operations for the three month periods ended January 31, 2011 and 2010, respectively. Canal had no art sales in the first three months of fiscal 2011 or fiscal 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Index

Liquidity and Capital Resources

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2011 and 2010 Financial Statements are being presented in this Form 10-Q without benefit of independent audit or review.

While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from there solution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family. These notes carry interest at the rate of ten percent per annum.

These notes, among other things, prohibit Canal from becoming an investment company as this is defined by the Investment Company Act of 1940; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. Accordingly, as of January 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party.

Cash and cash equivalents of $242,000 at January 31, 2011 decreased $268,000 from $510,000 at October 31, 2010. Net cash used in operating activities in fiscal 2011 was $268,000. Substantially all of the net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2011 the balance of Canal’s liabilities decreased by a total of $292,000.

At January 31, 2011 the Company’s current liabilities exceed current assets by approximately $0.1 million as compared to October 31, 2010 when the Company’s current assets exceeded current liabilities by $0.4 million.  The only required principal repayments under Canal's debt agreements for fiscal 2011 will be from the proceeds (if any) of the sale of certain assets.

Index

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

ITEM III. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices. As of January 31, 2011, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Index

At January 31, 2011, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed rate	Average	Fair
Jan. 31,	($ US)	Interest Rate	Value
2011	$0	N/A
2012	847	10%
2013	0	N/A
2014	0	N/A
2015	0	N/A
Thereafter	0	N/A
Total	$847		N/A (A)

(A)	Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.  Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of January 31, 2011 (“the Evaluation Date”) within 45 days prior to the filing date of this report. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

Index

PART II

OTHER INFORMATION

Index

Item 1:	Legal Proceedings:

Also see Item 3 of Canal’s October 31, 2010 Form 10-K.

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at January 31, 2011.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc. On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act. In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site. Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:   Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:  None.

Item 5:  Other Information:   None.

Item 6: Exhibits and Reports on Form 8-K:	(A)	Not applicable.
(B)	None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2011.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	March 14, 2011

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	March 14, 2011

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	March 14, 2011