Form 10-Q
period 2011-07-31
CANAL CAPITAL CORP
filed 2011-09-13
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

The number of shares of Common Stock, $.01 par value, outstanding at August 31, 2011 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
FORM 10-Q JULY 31, 2011

INDEX

The following documents are filed as part of this report:

Index

PART I

FINANCIAL INFORMATION

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 AND OCTOBER 31, 2010

	JULY 31,	OCT. 31,
	2011	2010
	(UNAUDITED)	(UNAUDITED)

ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$78,472	$510,361

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $ZERO AT BOTH JULY 31, 2011 AND OCTOBER 31, 2010,	71,784	138,879

STOCKYARDS INVENTORY	1,260	14,608

PREPAID EXPENSES	29,642	12,461

TOTAL CURRENT ASSETS	181,158	676,309

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $489,049AND $472,399 AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,388,557	1,391,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $207,157 AND $191,857 AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	554,282	532,672

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $396,522 AT BOTH JULY 31, 2011 AND OCTOBER 31, 2010	100,000	100,000

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250
RESTRICTED CASH – LETTER OF CREDIT	140,000	140,000
RESTRICTED CASH - TRANSIT INSURANCE	40,700	26,000
DEPOSITS AND OTHER ASSETS	0	0
	232,950	218,250
	$2,456,947	$2,918,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 AND OCTOBER 31, 2010

	JULY 31, 2011	OCT.31, 2010
	(UNAUDITED)	(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$73,886	$267,827
ACCRUED PROFESSIONAL FEES	37,205	55,000
INCOME TAXES PAYABLE	10,000	10,000
TOTAL CURRENT LIABILITIES	121,091	332,827

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	714,830	869,676
PREFERRED STOCK DIVIDEND PAYABLE	223,550	169,550
SALARIES AND INTEREST PAYABLE – OFFICERS	344,025	175,000
REAL ESTATE TAXES PAYABLE	55,182	44,543
OTHER NON-CURRENT LIABILITIES	40,700	26,000
TOTAL NON-CURRENT LIABILITIES	1,378,287	1,284,769

LONG-TERM DEBT, RELATED PARTY	847,000	847,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:10,000,000 SHARES AUTHORIZED; 9,102,655SHARES ISSUED AND OUTSTANDING AT JULY 31,2011 AND OCTOBER 31, 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JULY 31, 2011AND OCTOBER 31, 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE:10,000,000 SHARES AUTHORIZED; 5,313,794SHARES ISSUED AND 4,326,929 SHARES OUT-STANDING AT JULY 31, 2011 AND OCTOBER 31,2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,539,019.00)	(15,114,546.00)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545.00)	(11,003,545.00)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,813,373.00)	(1,894,373.00)
	110,569	454,042

	$2,456,947	$2,918,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010

	2011	2010
	(UNAUDITED)	(UNAUDITED)

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	202,732	202,284
EXCHANGE BUILDING RENTAL INCOME	0	14,493
	202,732	216,777

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	7,034	19,343
DEPRECIATION AND AMORTIZATION	16,650	16,650
TAXES OTHER THAN INCOME TAXES	11,250	16,550
GENERAL AND ADMINISTRATIVE	7,650	16,873
	42,584	69,416

INCOME FROM REAL ESTATE OPERATIONS	160,148	147,361

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,255,424	$1,353,303
FEED AND BEDDING INCOME	83,224	79,836
RENTAL & OTHER INCOME	92,629	214,369
	1,431,277	1,647,508

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	562,070	610,017
OTHER OPERATING AND MAINTENANCE	332,280	386,417
FEED AND BEDDING EXPENSE	66,311	66,125
DEPRECIATION AND AMORTIZATION	15,300	10,103
TAXES OTHER THAN INCOME TAXES	56,909	116,272
GENERAL AND ADMINISTRATIVE	246,315	244,123
	1,279,185	1,433,057

INCOME (LOSS) FROM STOCKYARD OPERATIONS	152,092	214,451

GENERAL AND ADMINISTRATIVE EXPENSE	(619,510.00)	(627,896.00)

(LOSS) INCOME FROM OPERATIONS	(307,270.00)	(266,084.00)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
Continued ...

	2011	2010
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	322	407
INTEREST EXPENSE	(63,525.00)	(88,179.00)
ART SALES AND OPERATIONS	0	0
	(63,203.00)	(87,772.00)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(370,473.00)	(353,856.00)
PROVISION FOR INCOME TAXES	0	0

NET (LOSS) INCOME	(370,473)	(353,856)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

COMPREHENSIVE (LOSS) INCOME	$(289,473)	$(272,856)
(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(370,473)	$(353,856)

LESS PREFERRED STOCK DIVIDEND	(54,000.00)	(54,000.00)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(424,473)	$(407,856)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.10)	$(0.09)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

	2011	2010
	(UNAUDITED)	(UNAUDITED)
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	66,244	67,270
EXCHANGE BUILDING RENTAL INCOME	0	2,414
	66,244	69,684

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	2,500	5,765
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	5,550
GENERAL AND ADMINISTRATIVE	2,550	7,257
	14,350	24,122

INCOME FROM REAL ESTATE OPERATIONS	51,894	45,562

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$216,003	$277,142
FEED AND BEDDING INCOME	16,161	21,817
RENTAL & OTHER INCOME	27,471	34,028
	259,635	332,987

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	150,917	145,810
OTHER OPERATING AND MAINTENANCE	92,598	111,536
FEED AND BEDDING EXPENSE	16,197	15,826
DEPRECIATION AND AMORTIZATION	5,100	3,368
TAXES OTHER THAN INCOME TAXES	16,513	35,886
GENERAL AND ADMINISTRATIVE	45,131	54,641
	326,456	367,067

INCOME (LOSS) FROM STOCKYARD OPERATIONS	(66,821.00)	(34,080.00)

GENERAL AND ADMINISTRATIVE EXPENSE	(205,483.00)	(208,042.00)

(LOSS) INCOME FROM OPERATIONS	(220,410.00)	(196,560.00)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
Continued ...

	2011	2010
	(UNAUDITED)	(UNAUDITED)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	53	177
INTEREST EXPENSE	(21,175.00)	(33,300.00)
ART SALES AND OPERATIONS	0	0
	(21,122.00)	(33,123.00)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(241,532.00)	(229,683.00)
PROVISION FOR INCOME TAXES	0	0
NET (LOSS) INCOME	(241,532.00)	(229,683.00)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

COMPREHENSIVE (LOSS) INCOME	$(214,532)	$(202,683)

(LOSS) EARNINGS PER COMMON SHARE:

NET (LOSS) INCOME	$(241,532)	$(229,683)
LESS PREFERRED STOCK DIVIDEND	(18,000.00)	(18,000.00)

(LOSS) INCOME AVAILABLE TO COMMON STKDERS	$(259,532)	$(247,683)

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.06)	$(0.06)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED OCTOBER 31, 2010 (UNAUDITED) AND
FOR THE NINE MONTHS ENDED JULY 31, 2011 (UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER		ADDITIONAL			TREASURY
	OF		OF		PAID-IN	ACCUMULATED	COMPREHENSIV	STOCK,
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	AT COST

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET INCOME	0	0	0	0	0	10,505	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0	0	-57,000	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0	0	0	21,612	0

BALANCE, OCTOBER 31, 2010	5,313,794	$53,138	9,102,655	$91,027	$28,322,341	$(15,114,546)	$(1,894,373)	$(11,003,545)
NET LOSS	0	0	0	0	0	-370,473	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0	0	-54,000	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0	0	0	81,000	0

BALANCE, JULY 31, 2011	5,313,794	$53,138	9,102,655	$91,027	$28,322,341	$(15,539,019)	$(1,813,373)	$(11,003,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010

	JULY 2011	JULY 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(370,473)	$(353,856)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	31,950	26,753
GAIN ON SALES OF REAL ESTATE	0	0
MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

DECREASE (INCREASE) IN ASSETS:

NOTES AND ACCOUNTS RECEIVABLE	67,095	(164,470.00)
STOCKYARDS INVENTORY	13,348	11,729
PREPAID EXPENSES	(17,181.00)	(44,974.00)
RESTRICTED CASH – LETTER OF CREDIT	0	-10,000
RESTRICTED CASH – TRANSIT INSURANCE	(14,700.00)	(6,535.00)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(193,941.00)	113,159
PENSION PLAN PAYABLE	0	0
PAYABLE TO EXECUTIVE OFFICERS	169,025	337,875
ACCRUED PROFESSIONAL FEES	(17,795.00)	(65,969.00)
LONG-TERM PENSION LIABILITY	(154,846.00)	(14,540.00)
REAL ESTATE TAXES PAYABLE	10,639	(27,391.00)
OTHER NON-CURRENT LIABILITIES	14,700	0
TOTAL ADJUSTMENTS	(10,706.00)	236,637

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(381,179.00)	(117,219.00)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
Continued ...

	JULY 2010	JULY 2010

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	(50,710)	(375,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(50,710)	(375,000)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	340,000
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	340,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(431,889.00)	(152,219.00)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,472	$2,405

	JULY 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$63,525	$88,179
INCOME TAXES	$0	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

PREFERRED STOCK DIVIDENDS	$54,000	$54,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Index

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011

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

Index

Real estate operations resulted in operating income of $160,000 and $147,000 for the nine month periods ended July 31, 2011 and 2010, respectively. There were no real estate sales in the first nine months of fiscal 2011 or 2010. Additionally, real estate operations contributed $203,000 and $217,000 to Canal’s revenues for the nine month periods ended July 31, 2011 and 2010, respectively.

As of July 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Stockyard operations resulted in operating income of $152,000 and   operating income of $214,000 for the nine month periods ended July 31, 2011 and 2010, respectively.  Additionally, stockyard operations contributed $1,431,000 and $1,648,000 to Canal’s revenues for the nine month periods ended JULY 31, 2011 and 2010, respectively. Canal maintains an inventory of feed and bedding which is comprised primarily of hay, corn and straw.  The value of this inventory was $1,000 and $15,000 at July 31, 2011 and October 31, 2010, respectively.

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

J)  Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months.  These investments are carried at cost, which approximates market value.  Canal made state income tax payments of $0, and $0, and interest payments of $64,000, and $88,000 for the nine month periods ended July 31, 2011 and 2010, respectively.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2011 and the results of its operations and its cash flows for the nine month  period  ended  July 31, 2011.  All of the above  referenced adjustments were  of  a  normal  recurring  nature.  Certain information and footnote disclosures  normally  included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements for the three years ended October 31, 2010 and the notes thereto which are contained in Canal’s 2010 Annual Report on Form 10-K.  The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2011.

4.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants.  The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant.  Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than  one year  from  the  date of grant.  Under the Employee  Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter.  No stock appreciation rights have been granted under this plan.  There were no exercisable options outstanding under either of these plans at July 31, 2011 or 2010.

Index

5.	BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer and members of his family.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; require  Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain  assets. As of April 30, 2011, the balance due under these notes was 847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $64,000 and $88,000 for the nine month periods ended July 31, 2011 and 2010, respectively.

At July 31, 2011, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	July 31,	October 31,
($ 000's Omitted)	2011	2010
Variable rate mortgage notes due May 15, 2012 - related party	$847	$847
Less -- current maturities	0	0
Long-term debt	$847	$847

The following table summarizes the Company’s commitments as of July 31, 2011 to make future payments under its debt agreements and other contractual obligations (in 000's):

	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5Yrs.

Pension Plan Liability (a)	$715	$125	$400	$190	$0
Mortgage Notes Payable (b)	847	0	847	0	0
	$1,562	$125	$1,247	$190	$0

(a)	See Note 16.

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

 Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel.  This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $41,000 and $26,000 at July 31, 2011 and October 31, 2010, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

7.	INCOME TAXES

At July 31, 2011, the Company has net operating loss carryforwards of approximately $8,100,000 that expire through 2030.  For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

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

The Company reviews the values of its long-lived assets annually.  There was no impairment in the value of Canal’s long-lived assets to be recorded as of July 31, 2011 and October 31, 2010.

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

Antiquities art valued at $100,000 represented 100% of total art inventory at both July 31, 2011 and October 31, 2010. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years.  As of July 31, 2011 the valuation allowance is approximately $397,000.

10.	LEASE COMMITMENTS

In July 2009 Canal terminated its  lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 300 square feet of rent free office space located in Port Jefferson Station, New York.

There are no operating leases that have initial or remaining noncancellable terms in excess of one year as of July 31, 2011. Accordingly, Canal has no future minimum payments due over the next five years.

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

A schedule of the Company’s property on operating leases at July 31, 2011 is as follows (000's omitted):

	Current Year
	(Retirements
	Historical Cost		Additions			Carrying
Description (1)	Land	Bldgs. & Imprvmts.	Land	Bldgs. & Imprvmts.	Accum. Depr.	Value 07/31/11
New York office
Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land
in Omaha, NE	$800	$21	$0	$14	$(19)	$816
Acquired in 1976

3 acres of land
in S. St. Paul, MN	$10	$485	$0	$0	$(462)	$33
Acquired in 1937

4 acres of land
in Sioux City, IA Acquired in 1937	$540	0	$0	$0	$0	$540

	$1,350	$514	$0	$14	$(489)	$1,389

A schedule of the Company’s reconciliation of property on operating leases carried for the nine months ended July 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	July 31,	October 31,
	2011	2010
Balance at beginning of year	1391	1074
Acquisitions and Improvements	14	0
Cost of property sold	0	0
Depreciation	(16)	(23)
Reclassifications	0	340
Balance at end of the period	1389	1391

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

13.	PROPERTY USED IN STOCKYARD OPERATIONS

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

A schedule of the Company’s property used in stockyard operations at July 31, 2011 is as follows (000's omitted):

			Current Year
			(Retirements)
	Historical Cost		Additions			Carrying
Description (1)	Land	Bldgs. & Imprvmts.	Land	Bldgs. & Imprvmts.	Accum. Depr.	Value 07/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$400	$325	$0	$37	$(206)	554

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the nine months ended July 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	July 31,	October 31,
	2011	2010

Balance at beginning of year	$533	$988
Acquisitions and Improvements	37	60
Transfers	0	(502)
Depreciation	(16)	(13)
Balance at end of the period	$554	$533

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

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

A schedule of the Company’s property held for development or resale at July 31, 2011 is as follows (000's omitted):

	Current Year
	(Retirements)
	Historical Cost		Additions			Carrying
Description (1)	Land	Bldgs. & Imprvmts.	Land	Bldgs. & Imprvmts.	Accum. Depr.	Value 07/31/11

2 acres of land
in Sioux City, IA Acquired in 1937	53	N/A	$0	N/A	N/A	53

	$53	N/A	$0	N/A	N/A	$53

A schedule of the Company’s reconciliation of property held for development or resale carried for the nine months ended July 31, 2011 and the year ended October 31, 2010 is as follows (000's omitted):

	July 31,	October 31,
	2011	2010

Balance at beginning of year	$53	$273
Acquisitions and Improvements	0	0
Cost of property sold	0	0
Reclassification of property	0	(220)
Balance at end of the period	$53	$53

(1) Substantially all of Canal’s real property is pledged as collateral for its debt obligations.

Index

15.	PENSION VALUATION RESERVE

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

The components of net periodic benefit cost are as follows:

	Six Months Ended
	7/31/11	7/31/10

Service cost	6,000	6,000
Interest cost	78,000	78,000
Expected return on plan assets	(84,000)	(84,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	90,000	90,000
Net periodic benefit cost	90,000	90,000

For the nine months ended July 31, 2011 amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2011 is approximately $172,000.  A $155,000 contribution has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

16.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees.  The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $8,000 for each of the nine month periods ended July 31, 2011 and 2010.

Index

17.	RELATED PARTY TRANSACTIONS

Interest Expense Related Party - At July 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer.   These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $64,000 and $88,000 and for the nine month periods ended July 31, 2011 and 2010, respectively. At various times during fiscal 2011 and 2010 the holder of these notes agreed to defer interest payments due him to help Canal with its cash flow. All deferred interest liability for fiscal 2011 and 2010 plus accrued interest at a rate of 10% per annum, will be repaid as funds become available.  As of July 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

18.	LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2011.  The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At July 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Index

ITEM II.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THERESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED JULY 31, 2011

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

Real Estate Operations

Real estate operations resulted in operating income of $160,000 and $147,000 for the nine month periods ended July 31, 2011 and 2010, respectively. There were no real estate sales in the first nine months of fiscal 2011 or 2010. Additionally, real estate operations contributed $203,000 and $217,000 to Canal’s revenues for the nine month periods ended July 31, 2011 and 2010, respectively.

As of July 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal adjacent to its stockyard properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating properties and properties held for development or resale in order to enhance the value of the existing properties and surrounding real estate.

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

Index

Stockyard operations resulted in operating income of $152,000 and $214,000 for the nine month periods ended July 31, 2011 and 2010, respectively.  Additionally, stockyard operations contributed $1,431,000 and $1,648,000 to Canal’s revenues for the nine month periods ended July 31, 2011 and 2010, respectively.

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

Index

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Nine Months Ended July 31,
	2011	2010
	(In Thousands)
Revenues:
Real Estate Revenues	$203	$217
Stockyard Revenues	1,431	1,648
Total Revenues	1,634	1,865

Costs and Expenses:
Real Estate Expenses	43	70
Stockyard Expenses	1,279	1,433
General and Administrative Expenses	619	628
Total Costs and Expenses	1,941	2,131

(Loss) Income from Operations	(307.00)	(266.00)

Other Income	0	0
Other Expenses	(63.00)	(88.00)
Net (Loss) Income	$(307)	$(354)

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

Canal recognized a net loss of approximately $370,000 in the first nine months of fiscal 2011 as compared to a net loss of $354,000 for the same period in fiscal 2010.  After recognition of accrued preferred stock dividends of $54,000 and $54,000 in 2011 and 2010, respectively, the results attributable to common stockholders were a net loss of 424,000 in 2011 and a net loss of 408,000 in 2010.

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations.  Revenues for the first nine months of fiscal 2011 decreased by $231,000 to $1,634,000 as compared with 2010 revenues of $1,865,000.  The fiscal 2011 decrease in revenues is due primarily to a $217,000 decrease in stockyard revenues as a result of the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 combined with a $14,000 decrease in real estate revenues in the first nine months of fiscal 2011.

Index

COMPARISON OF FISCAL PERIODS ENDED JULY 31, 2011 AND 2010

Real Estate Revenues

Real estate revenues for the nine months ended July 31, 2011 of $203,000 accounted for 12.4% of the fiscal 2011 revenues as compared to real estate revenues of $217,000 or 11.6% for the same period in fiscal 2010. Real estate revenues are comprised of sale  of  real  estate (0.0% and 0.0%), rentals   and  other lease  income  from the rental of vacant land and certain structures (100.0% and 93.3%) and rental income from commercial office space in its Exchange Buildings (0.0% and 6.7%) for the nine months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota Exchange Building which was closed in September 2010.

Real estate revenues for the three months ended July 31, 2011 of $66,000 accounted for 20.3% of the fiscal 2011 revenues as compared to real estate revenues of $70,000 or 17.3% for the same period in fiscal 2010. Real estate revenues are comprised of sale  of  real  estate (0.0% and 0.0%), rentals   and  other lease  income  from the rental of vacant land and certain structures (100.0% and 96.5%) and rental income from commercial office space in its Exchange Buildings (0.0% and 3.5%) for the three months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota Exchange Building which was closed in September 2010.

Real Estate Expenses

Real estate expenses for the nine months ended July 31, 2011 of $43,000 decreased by $27,000 (38.7%) from real estate expenses of $70,000 for the same period in fiscal 2010. The decrease in real estate expenses is consistent with the 2011 decrease in real estate revenues.  Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (16.5% and 27.9%), depreciation and  amortization  (39.1% and 24.0%),  taxes  other than  income taxes (26.4% and 23.8%) and general and administrative expenses (18.0% and 24.3%) for the nine months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are the result of the fiscal 2011 decreases in all but depreciation expense.

Index

Real estate expenses for the three months ended July 31, 2011 of $14,000 decreased by $10,000 (40.5%) from real estate expenses of $24,000 for the same period in fiscal 2010. The decrease in real estate expenses is consistent with the 2011 decrease in real estate revenues.  Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (17.4% and 23.9%), depreciation and  amortization  (38.7% and 23.0%),  taxes  other than  income taxes (26.1% and 23.0%) and general and administrative expenses (17.8% and 30.1%) for the three months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are the result of the fiscal 2011 decreases in all but depreciation expense.

Stockyard Revenues

Stockyard revenues for the nine months ended July 31, 2011 of $1,431,000 accounted for 87.6% of the fiscal 2011 revenues as compared to stockyard revenues of $1,648,000 or 88.4% for the same period in fiscal 2010.  The 2011 decrease in stockyard revenues  was due  primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (87.7% and 82.1%), feed and bedding income (5.8% and 4.8%) and rental and other income (6.5% and 13.1%) for the nine month periods ended July 31, 2011 and 2010, respectively.  The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard revenues for the three months ended July 31, 2011 of $260,000 accounted for 79.7% of the fiscal 2011 revenues as compared to stockyard revenues of $333,000 or 82.7% for the same period in fiscal 2010.  The 2011 decrease in stockyard revenues  was due  primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010. Stockyard revenues are comprised of yard handling and auction (83.2% and 83.2%), feed and bedding income (6.2% and 6.6%) and rental and other income (10.6% and 10.2%) for the three month periods ended July 31, 2011 and 2010, respectively.  The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls Stockyards in the first quarter of fiscal 2010 as discussed above.

Stockyard Expenses

Stockyard expenses for the nine months ended July 31, 2011 of $1,279,000 decreased by $154,000 (10.7%) from stockyard expenses of $1,433,000 for the same period in fiscal 2010.  Stockyard expenses are comprised of labor and related costs (43.9% and 42.6%), other operating and maintenance (26.0% and 27.0%), feed and bedding expense (5.2% and 4.6%), depreciation and amortization (1.2% and 0.7%), taxes other than income taxes (4.4% and 8.1%) and general and administrative expense (19.3% and 17.0%) for the nine month periods ended July 31, 2011 and 2010, respectively.  There were no significant percentage variations in the year to year comparisons.

Index

Stockyard expenses for the three months ended July 31, 2011 of $326,000 decreased by $41,000 (11.1%) from stockyard expenses of $367,000 for the same period in fiscal 2010.  Stockyard expenses are comprised of labor and related costs (46.2% and 39.7%), other operating and maintenance (28.4% and 30.4%), feed and bedding expense (5.0% and 4.3%), depreciation and amortization (1.6% and 0.9%), taxes other than income taxes (5.1% and 9.8%) and general and administrative expense (13.7% and 14.9%) for the three month periods ended July 31, 2011 and 2010, respectively.  There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the nine months ended July 31, 2011 of $620,000 decreased by $8,000 (1.3%) as compared to $628,000 for  the  same  period  in  fiscal  2010.   The  major  components  of general and  administrative  expenses are officers salaries (57.4% and 56.6%), pension expense (13.1% and 12.9%), insurance expense (6.7% and 6.6%), office salaries (11.4% and 11.2%), travel expense (2.2% and 2.8%) and professional fees (1.7% and 2.9%) for the nine month periods ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both travel and professional fees expenses in fiscal 2011.

General and administrative expenses for the three months ended July 31, 2011 of $205,000 decreased by $3,000 (1.2%) as compared to $208,000 for  the  same  period  in  fiscal  2010.   The  major  components  of general and  administrative  expenses are officers salaries (58.4% and 56.5%), pension expense (13.3% and 12.9%), insurance expense (6.8% and 6.6%), office salaries (11.6% and 11.2%), travel expense (2.2% and 2.9%) and professional fees (1.5% and 2.9%) for the three month periods ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the sharp decreases in both travel and professional fees expenses in fiscal 2011.

Index

Interest Expense

Interest expense for the nine months ended July 31, 2011 of $64,000 decreased by $24,000 (28.0%) from $88,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of this debt in fiscal 2010.  The principal balance outstanding at July 31, 2011 of $847,000 is classified as long-term debt-related party.

(Expense) Income from Art Sales & Operations

There were no other expense from art sales & operations for the nine month periods ended July 31, 2011 and 2010, respectively. Canal had no art sales in the first nine months of fiscal 2011 or fiscal 2010.  Art revenues, if any, are comprised of the proceeds from the sale of antiquities art.  Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses.  It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

Index

These notes, among other things, prohibit Canal from becoming an investment company as this is defined by  the  Investment  Company  Act of 1940;restricts Canal’s ability to pay cash dividends  or repurchase  stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. Accordingly, as of July 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party.

 Cash and cash equivalents of $78,000 at July 31, 2011 decreased $432,000 from $510,000 at October 31, 2010. Net cash used in operating activities in fiscal 2011 was $381,000.  Substantially all of the  net proceeds from the sales of real estate or art, if any, will be used in operating activities or to reduce debt. During fiscal 2011 the balance of Canal’s liabilities decreased by a total of $118,000.

At July 31, 2011 the Company’s current assets exceed current liabilities  by approximately $0.6 million as compared to October 31, 2010 when the Company’s current assets exceeded current liabilities by $0.3 million.  The only required principal repayments under Canal's debt agreements for fiscal 2011 will be from the proceeds (if any) of the sale of certain assets.

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

The Securities and Exchange Commission’s rule related to market risk   disclosure requires that we describe and quantify our potential losses  from market risk sensitive instruments attributable to reasonably   possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.  We are not exposed to market risks from changes in foreign currency, exchange rates or commodity prices.  As of July 31, 2011, we do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At July 31, 2011, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed rate	Average	Fair
JULY 31,	($ US)	Interest Rate	Value
2011	$0	N/A
2012	847	10%
2013	0	N/A
2014	0	N/A
2015	0	N/A
Thereafter	0	N/A
Total	$847		N/A (A)

(A)	Long-term debt related party: it is not practicable to estimate the fair value of the related party debt.

ITEM IV.	Controls and Procedures

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of July 31, 2011 (“the Evaluation Date”) within 45 days prior to the filing date of this report.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or other factors that could significantly effect our internal controls subsequent to the Evaluation Date.

Index

PART II

OTHER INFORMATION

Index

Item 1:	Legal Proceedings:

     Also see Item 3 of Canal’s October 31, 2010 Form 10-K.

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at July 31, 2011.

The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At July 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

Item 2 and 3:   Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:  None.

Item 5:  Other Information:   None.

Item 6:  Exhibits and Reports on Form 8-K:     (A)     Not applicable.
(B)     None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 2011.

CANAL CAPITAL CORPORATION

Date	By:	/s/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	September 12, 2011

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	September 12, 2011

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	September 12, 2011