Form 10-K
period 2011-10-31
CANAL CAPITAL CORP
filed 2012-01-24
CIK 101821

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2011, was approximately $75,000. The number of shares of Common Stock, $.01 par value, outstanding at January 15, 2012 was 4,326,929.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K

		PART I	Page

ITEM	1.	Business	1
ITEM	2.	Properties	6
ITEM	3.	Legal Proceedings	7
ITEM	4.	Submission of Matters to a Vote of Security Holders	7

		PART II

ITEM	5.	Market for Registrant's Common Stock and Related Stockholder Matters	8
ITEM	6.	Selected Consolidated Financial Data	9
ITEM	7.	Management's Discussion and Analysis of the Results of Operations and Financial Condition	11
ITEM	7A.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM	8.	Financial Statements and Supplementary Data	25
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
ITEM	9A.	Controls and Procedures	25
ITEM	9B.	Other Information	26

		PART III

ITEM	10.	Directors and Executive Officers of the Registrant	27
ITEM	11.	Executive Compensation	28
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
ITEM	13.	Certain Relationships and Related Transactions	32
ITEM	14.	Principal Accounting Fees and Services	32

		PART IV

ITEM	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			F-1

SIGNATURES			S-1

EXHIBITS			E-1

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

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls. South Dakota, in September 2010.  The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale.  Its principal real estate operating revenues are derived from lease  income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating property and property held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

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

Real Estate Operations

General - Canal is involved in the management, development or sale of its real estate properties located in four Midwest states. Real estate operations, resulted in operating income of $0.2 million, while contributing $0.3 million to Canal's revenues for fiscal 2011.  During fiscal 2011, Canal  had no real estate sales.

As of October 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal located in Sioux City, Iowa (see ITEM 2) .  Canal is continuing the program, which it started several years ago, to develop or sell this property.  Additionally, Canal will continue to entertain any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating property and property held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate in fiscal 2012.

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

Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $1.8 million to Canal’s revenues for fiscal 2011. The sharp decrease in operating results experienced in recent years is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company’s stockyards.

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

Canal is in the process of selling, in an orderly manner, its remaining art inventory consisting of antiquities only as of October 31, 2011. This will be accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions.

In fiscal 2011, Canal sold one piece of antiquity art for $12,000 which generated an operating loss of $8,000.  Canal’s remaining art inventory consists of six pieces of antiquity art at October 31, 2011 and seven pieces of antiquity art at October 31, 2010.

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

Employees - At October 31, 2011, Canal had approximately 25 employees.

Executive Officers - At October 31, 2011 Canal’s Executive Officers were:

Name	Age	Held Since	Title

Asher B. Edelman	72	1991	Chairman of the Board

Michael E. Schultz	75	1991	President and Chief Executive Officer

Reginald Schauder	62	1989	Vice President, Chief Financial Officer, Treasurer and Secretary

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

Canal's real estate properties located in four Midwest states are primarily associated with its current and former stockyards operations.  Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses), as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating property and property held for development or resale in order to enhance the value of the existing properties and surrounding real estate.  As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties.  Canal's properties at October 31, 2011 include:

New York Headquarters - Canal’s New York operations consist of approximately 200 square feet of office space located in Port Jefferson Station, New York.

Location	Year Acquired	Total Site (2)	Stkyds Opertns (1)	Leased to Third Parties	Held for Development (3)
St. Joseph, MO	1942	30	30	0	0
S. St.Paul, MN	1937	1	0	1	0
Sioux City, IA	1937	8	0	6	2
Omaha, NE	1976	9	0	9	0
Total		48	30	16	2

NOTES
(1)	Canal operates one central public stockyard.
(2)	For information with respect to mortgages and pledges see Note 4.
(3)	For information related to property held for development see Note 2(D).

ITEM 3.	Legal Proceedings

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company.

Canal was not a party to any ongoing litigation at October 31, 2011.  The following situation did arise in fiscal 2005.

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

This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At October 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended October 31, 2011.

PART II

ITEM 5.	Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

Canal's stock is no longer listed over-the-counter on the "pink sheets". The stock was delisted by the SEC as a result of Canal’s filing it’s fiscal 2009 Form 10K without benefit of an independent audit.  The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2011 based on managements estimate or as reported on the "pink sheets" were:

	Management Estimate Fiscal 2011		“Pink sheets” Fiscal 2010
Quarter Ended	High	Low	High	Low

January 31	$0.03	$0.02	$0.04	$0.02

April 30	$0.03	$0.02	$0.04	$0.02

July 31	$0.03	$0.02	$0.04	$0.02

October	$0.03	$0.02	$0.04	$0.02

Dividend Policy and Holders

There were no cash dividends paid during fiscal 2011 or 2010.  Canal is subject to restrictions on the payment of cash dividends under certain debt agreements.  As of January 15, 2012, Canal had approximately 1,500 holders of record of its common stock, par value $.01 per share.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      THE FOLLOWING SELECTED FINANCIAL DATA HAVE BEEN DERIVED FROM OUR CONSOLIDATED FINANCIAL STATEMENTS THAT, WITH THE EXCEPTION OF FISCAL 2011 AND 2010, HAVE BEEN AUDITED BY TODMAN & CO., CPAs, P.C.,  INDEPENDENT AUDITORS.  THE INFORMATION SET FORTH BELOW IS NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE OPERATIONS AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” INCLUDED IN ITEM 7 OF OUR ANNUAL REPORT ON FORM 10-K.

	YEARS ENDED OCTOBER 31,
STATEMENT OF OPERATIONS DATA	2011	2010		2009	2008	2007
	UNAUDITED	UNAUDITED		UNAUDITED	AUDITED	AUDITED
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES FROM CONTINUING OPERATIONS	$2,036 (1)	$4,288	(2)	$4,533 (3)	$4,450 (4)	$3,629 (5)

NET (LOSS) INCOME	$(709)	$11		$30	$(56)	$(948)

(LOSS) INCOME PER SHARE:

BASIC	$(0.17)	$0.01		$(0.04)	$(0.03)	$(0.25)

DILUTED	$(0.17)	$0.01		$(0.04)	$(0.03)	($0.25)

CASH DIVIDENDS PAID	$0.00	$0.00		$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES:

- BASIC	4,327	4,327		4,327	4,327	4,327

- DILUTED	4,327	4,327		4,327	4,327	4,327

	OCTOBER 31,
	2011	2010	2009	2008	2007
	UNAUDITED	UNAUDITED	UNAUDITED	AUDITED	AUDITED
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:

CURRENT ASSETS	153	$676	$361	$305	$1,849
PROPERTY ON OPERATING LEASES, NET	1,383	1,391	1,074	1,646	1,741
PROPERTY USED AS STOCKYARDS	570	533	988	1,125	1,080
OTHER ASSETS	308	319	433	221	139

TOTAL ASSETS	$2,414	$2,919	$2,856	$3,297	$4,809

CURRENT LIABILITIES	$385	$333	$289	$749	$708
NON-CURRENT LIABILITIES	1,533	1,285	1,096	555	429
LONG-TERM DEBT	847	847	992	1,262	2,687
STOCKHOLDERS' EQUITY	(351)	454	479	731	985

TOTAL LIAB. & STOCKHOLDERS'EQUITY (6)	$2,414	$2,919	$2,856	$3,297	$4,809

COMMON SHARES OUTSTANDING AT YEAR-END	4,327	4,327	4,327	4,327	4,327

ITEM 6.	Selected Financial Data (continued..)

NOTES:

(1)
The revenue decrease was due primarily to a $2.0 million decrease in sales of real estate combined with a $0.2 million decrease in revenues from stockyard operations as a result of the closing of the Sioux Falls Stockyard.

(2)
The revenue decrease was due primarily to a $0.6 million decrease in revenues from stockyard operations as a result of the closing of the Sioux Falls Stockyard. This was offset to a certain extent by a $0.3 million increase in sales of real estate.

(3)	The revenue increase was due primarily to a $0.3 million increase in sales of real estate offset to a certain extent by a $0.2 million decrease in revenues from stockyard operations.

(4)	The revenue increase was due primarily to a $1.1 million increase in sales of real estate offset to a certain extent by a $0.3 million decrease in revenues from stockyard operations.

(5)	The revenue decrease was due primarily to a $0.5 million decrease in sales of real estate coupled with a $0.2 million decrease in revenues from stockyard operations.

(6)	For discussion of material uncertainties and commitments, see Notes 9 and 17 to the Consolidated Financial Statement.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should also be aware that due to financial constraints Canal’s fiscal 2011, 2010 and 2009 Financial Statements have been presented without audit.

Company Overview

The Registrant, Canal Capital Corporation ("Canal" or the "Company"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

Canal is engaged in two distinct businesses -- real estate and stockyard operations.

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota, in September 2010.  The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale.  Its principal real estate operating revenues are derived from lease  income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure real estate lots surrounding its existing operating lease properties, stockyard operating property and property held for development or resale in order to enhance the value of the existing properties and surrounding real estate. See "Real Estate Operations".

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

Real Estate Operations

General - Canal is involved in the management, development or sale of its real estate properties located in four Midwest states. Real estate operations, resulted in operating income of $0.2 million, while contributing $0.3 million to Canal's revenues for fiscal 2011.  During fiscal 201, Canal  had no real estate sales.

As of October 31, 2011, there are approximately 2 acres of undeveloped land owned by Canal located in Sioux City, Iowa (see ITEM 2) .  Canal is continuing the program, which it started several years ago, to develop or sell this property.  Additionally, Canal will continue to entertain any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating properties and properties held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate in fiscal 2012.

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

Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2012. Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

Stockyard operations resulted in operating income of approximately $0.1 million while contributing approximately $1.8 million to Canal’s revenues for fiscal 2011. The sharp decrease in operating results experienced in recent years is due primarily to the general weakness of the national economy coupled with a decrease in production by the smaller livestock producers who are the primary users of the Company’s stockyards.

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

Art Inventory Held for Sale –- Inventory of art consisting of antiquities only as of October 31, 2011 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value.  The most compelling evidence of a value in most cases is an independent appraisal.   For fiscal 2011 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:.

	Fiscal Year Ended October 31,
	UNAUDITED	UNAUDITED	AUDITED
	2011	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenue	$270	$2,285	$1,942
Stockyard Revenue	1,766	2,003	2,591
Total Revenue	2,036	4,288	4,533

Costs and Expenses:
Real Estate Expenses	57	1,432	921
Stockyard Expenses	1,626	1,820	2,520
General and Administrative Expenses	969	924	957
Total Costs and Expenses	2,652	4,176	4,397

Income (Loss) from Operations	(616)	112	135
Other Income	0	25	32
Other Expenses	(93)	(126)	(137)

Net Income (Loss)	$(709)	$11	$30

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

Canal recognized a net loss of $0.7 million for 2011 as compared to the 2010 net income of $0.0 million and the 2009 net income of $0.1 million.  After recognition of preferred stock dividend payments (accrued or paid in additional shares of preferred stock for each of fiscal 2011, 2010 and 2009  of $72,000 in 2011, $57,000 in 2010 and $73,000 in 2009, the results attributable to common stockholders were a net loss of $0.8 million in 2011, a net loss of $0.1 million in 2010 and a net loss of $0.1 million in 2009. Canal’s 2011 net loss of $0.7 million was due primarily to the lack of real estate sales in fiscal 2011 as compared to fiscal 2010 when Canal sold a piece of property which generated operating income of $0.7 million. Canal’s 2010 net loss of $0.1 million was due primarily to the $0.2 million decrease in income from real estate operations off set to a certain extent by the $0.1 million increase in income from stockyard operations.

Canal's revenues from continuing operations consist of revenues from its  real estate and stockyard operations. Canal’s revenues in 2011 decreased by $2.3 million to $2.0 million as compared with 2010 revenues which decreased by $0.2 million to $4.3 million as compared with 2009 revenues which had increased  by $0.1 million to $4.5 million. The fiscal 2011 decrease in revenues is due primarily to the $2.0 million decrease in sales of real estate, combined with a $0.3 million decrease in stockyard revenues. The fiscal 2010 decrease in revenues is due primarily to the $0.6 million decrease in revenues from stockyard operations  offset to a certain  extent  by  the $0.3 million increase in sales of real estate.

Contractual Obligations

The following table summarizes the Company’s commitments as of October 31, 2011 to make future payments under its debt agreements and other contractual obligations (in 000's):

						More
			Less Than	1 - 3	3 - 5	Than
		Total	1 year	Years	Years	5 Yrs.
Pension Plan Liability	(a)	$813	$182	$351	$280	$0
Mortgage Notes Payable	(b)	847	0	847	0	0

		$1,660	$182	$1,198	$280	$0

(a)	See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer

These notes carry interest at 10% per annum and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

COMPARISON OF FISCAL YEARS ENDED OCTOBER 31, 2011 AND 2010

Real Estate Revenues

Real estate revenues for 2011 of $0.3 million accounted for 13.3% of the 2011 total revenues as compared to revenues of $2.3 million or 53.3% for 2010.  Real estate revenues are comprised of sale of real estate (0.0% and 87.5%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 11.8%) and rental income from commercial office space in its Exchange Buildings (0.0% and 1.7%) for 2011 and 2010, respectively.   The percentage variations in the year to year comparisons are due primarily to the $2.0 million decrease in sales of real estate for fiscal 2011.

Real Estate Expenses

Real estate expenses for 2011 of $0.1 million decreased by $1.3 million (96.0%) from $1.4 million in 2010.  Real estate expenses are comprised of cost of real estate sold (0.0% and 93.7%), labor, operating and maintenance (16.9% and 1.7%), depreciation and  amortization  (38.9% and 1.6%),  taxes  other than  income taxes (26.3% and 1.5%), and general and administrative  expenses (17.9% and 1.5%) for 2011 and 2010, respectively. The percentage variations in the year to year comparisons of the other real estate operating expenses is due to the sharp decrease in cost of real estate sold in fiscal 2011.

Stockyard Revenues

Stockyard revenues for 2011 of $1.8 million accounted for 86.7% of the 2011 total revenues as compared to revenues of $2.0 million or 46.7% for 2010.  Stockyard revenues are comprised of yard handling and auction (87.0% and 82.9%), feed and bedding income (6.0% and 5.0%), rental and other income (7.0% and 12.1%) for 2011 and 2010, respectively.  The 2011 increase in stockyard revenues as a percent of total revenues is due primarily to the $2.0 decrease in sales of real estate in fiscal 2011. There were no other significant percentage variations in the year to year comparisons.

Stockyard Expenses

Stockyard expenses for 2011 of $1.7 million decreased by $0.1 million (10.7%) from $1.8 million in 2010.  Stockyard expenses are comprised of labor and related costs (45.1% and 42.9%), operating and maintenance (26.4% and 27.0%), feed and bedding expense (4.8% and 4.6%), depreciation and amortization (1.3% and 0.7%), taxes other than income taxes (4.0% and 8.1%) and general and administrative expenses (18.4% and 16.7%) for 2011 and 2010, respectively.   There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for 2011 of $1.0 million increased by $0.1 million (4.9%) from $0.9 million in 2010.  The major components of general and administrative expenses are officers salaries (48.9% and 53.2%),pension expense (10.5% and 12.1%), insurance expense (8.3% and 8.3%), office salaries (9.7% and 9.8%), travel expense (1.6% and 3.9%)and legal fees (2.7% and 2.7%)  for  2011 and 2010, respectively.  There were no other significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for 2011 of $85,000 decreased by $41,000 (32.6%) from $126,000 in 2010.  The 2011 decrease is due primarily to the $145,000 decrease in long-term debt outstanding at the end of fiscal 2010.  At October 31, 2011 the outstanding balance of these notes was $847,000.

Interest and Other Income

Interest and other income of $0 for 2011 decreased $24,000 (100.0%) from $24,000 in fiscal 2010.  Interest and other income is primarily comprised of dividend and interest income.

Income from Art Sales

Art revenues are comprised of the proceeds from the sale of art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2011 Canal sold one piece of antiquity art for $12,000 with a cost of $20,000 generating an operating loss of $8,000.  There were no art sales or expenses in fiscal 2010.  It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Other Expense

There was no transaction of this nature in either fiscal 2011 or 2010.

Related Party Transactions

Interest Expense Related Party - At October 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $85,000, $126,000 and $132,000 for the years ended October 31, 2011, 2010 and 2009, respectively. At various times during fiscal 2011 certain holders of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and will repaid as funds became available in fiscal 2012.  As of October 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

The Company’s variable rate mortgage notes (originally issued in 1998 and amended several times since then) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer. Management is currently negotiating a three year extension of these notes and is confident that they will be extended prior to the current due date.  These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; restricts Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. As of October 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party.

 Cash and cash equivalents of $36,000 at October 31, 2011 decreased $474,000 from $510,000 at October 31, 2010. Net cash used by operations in fiscal 2011 was $0.4 million.

At October 31, 2011 the Company’s current liabilities exceeded current assets by approximately $0.2 million which represented a decrease of $0.6 million over October 31, 2010  when current assets exceeded current liabilities by approximately $0.4 million.

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

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2011.  This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

	UNAUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2011	2011	2011	2011	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$70	$66	$66	$68	$270
REAL ESTATE EXPENSES	14	14	14	15	57
OPERATING INCOME	$56	$52	$52	$53	$213

STOCKYARD REVENUES	$579	$593	$260	$334	$1,766
STOCKYARD EXPENSES	471	482	327	346	1,626
OPERATING INCOME	$108	$111	$(67)	$(12)	$140

NET INCOME (LOSS)	$(62)	$(66)	$(242)	$(339)	$(709)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.01)	$(0.01)	$(0.06)	$(0.09)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

	AUDITED
	QUARTER ENDED
	JAN. 31	APRIL 30,	JULY 31,	OCT. 31,
	2010	2010	2010	2010	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$76	$71	$70	$2,068	$2,285
REAL ESTATE EXPENSES	22	23	24	1,363	1,432
OPERATING INCOME	$54	$48	$46	$705	$853

STOCKYARD REVENUES	$658	$656	$333	$356	$2,003
STOCKYARD EXPENSES	551	515	367	388	1,821
OPERATING INCOME	$107	$141	$(34)	$(32)	$182

NET INCOME (LOSS)	$(212)	$(49)	$(230)	$502	$11

NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.05)	$(0.01)	$(0.05)	$0.12	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Securities and Exchange Commission’s rule related to market riskdisclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably  possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.  We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

At October 31, 2011, the following long-term debt-related party financial instruments are sensitive to changes in interest rates by expected maturity dates:

As of	Fixed Amount	Average	Fair
October 31,	($ US)	Interest Rate	Value
2012	$847	10%

2013	0	N/A

2014	0	N/A

2015	0	N/A

2016	0	N/A

Thereafter	0	N/A

Total	$847		N/A (A)

Management is currently negotiating a three year extension of these notes and is confident that they will be extended prior to the current due date.

(A)	Long-term debt related party (See Note 5): it is not practicable to estimate the fair value of the related party debt (See Note 18).

ITEM 8.	Financial Statements and Supplemental Data

The financial statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto and are set forth on pages F-2 through F-31 included in Item 15(A) of the report.

ITEM 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

 Due to financial constraints Canal’s fiscal 2011 and 2010 Financial Statements have been presented without audit.

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

The company’s Board of Directors is comprised of two non-independent directors, the Chairman, Asher B. Edelman and the President, Michael E. Schultz. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2011, the Board of Directors held three meetings.

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

Asher B. Edelman, age 72, has been Chairman of the Board since September 1991 and prior thereto Vice Chairman of the Board and Chairman of the Executive Committee since February, 1985.  Mr. Edelman was a Director, Vice-Chairman of the Board, and Chairman of the Executive Committee of The CattleSale Company formerly known as  Dynacore Holdings Corporation,  ("CattleSale") from March 1985 to December 2003.

Michael E. Schultz, age 75, has been President and Chief Executive Officer since September 1991 and a Director since 1985; and had been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz until December 31, 1994.

Reginald Schauder, age 62, has been Vice President, Chief Financial Officer and Treasurer since January 1989 and assumed responsibility as Secretary of the Company in September 1995.

There are no family relationships between any of the aforementioned executive officers of the Registrant and such executive officers were elected to serve for a term of one year or until the election and qualification of their respective successors.

ITEM 11.	Executive Compensation

The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2011 exceeded $100,000.

SUMMARY COMPENSATION TABLE - Annual Compensation

Name and Principal
Position	Year	Salary
Michael E. Schultz	2011	$175,000
President and Chief	2010	$175,000
Executive Officer	2009	$175,000

Asher B. Edelman	2011	$175,000
Chairman of the Board	2010	$175,000
And Executive Committee	2009	$175,000

Reginald Schauder	2011	$124,000
Vice President, Chief Financial Officer	2010	$124,000
Treasurer and Secretary	2009	$124,000

In order to improve the Company’s cash flow, Messrs. Edelman and Schultz each agreed to defer receipt of their annual salaries effective November 1, 2009.  Additionally, effective November 1, 2009 Mr. Schauder agreed to defer receipt for $24,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company.  Additionally, Mr. Schultz has deferred interest and other reimbursable expenses during the year. At October 31, 2011, the total liability under these agreements was $459,000. The outstanding liability under these agreements will be repaid as funds become available in fiscal 2012.

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

In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan.  As a result of prior service, Messrs. Edelman and Schauder have deferred monthly accumulated benefits of approximately $1,900 and $600, respectively, as of October 31, 2011.  Mr. Schultz has no benefit under the Retirement Plan.  For further information on the Retirement Plan (see Note 21).

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

During the 2010 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised.  At October 31, 2011, there were no options outstanding under the 1985 Plan.

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

In connection with the Company's investment activities, if any, the Executive Committee of the Board of Directors, through Mr. Edelman, has the authority to invest funds of the Company in securities of other companies. At October 31, 2011, the Company had no such investments.

ITEM 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the Company, the only beneficial owners of 5% or more of the voting stock of the Company (other than those listed below under "Securities Owned by Management") as of January 15, 2012 were:

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

SECURITIES OWNED BY MANAGEMENT

The following table sets forth certain information as of January 15, 2012, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Executive Compensation Table and by all directors and officers as of the most practical date.  Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

	No. of Common Shares	Percent of Class
Name	Beneficially owned (a)	of Common Stock
Asher B. Edelman	1,909,605 (b)	44.13

Reginald Schauder	100 (c)	0.01

Michael E. Schultz	58,835 (d) (e)	1.36

All Directors and Officers as a group (3 persons)	1,968,540	45.50

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

Due to financial constraints Canal’s fiscal 2011, 2010 and 2009 Financial Statements have been presented by management without audit.

There were no fees billed to Canal by outside accountantsduring fiscal 2011 and 2010:

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements and Notes

		See accompanying index to consolidated financial statements.

	2.	Schedules and Supplementary Note

		None

	3.	Exhibits

		See accompanying index to exhibits

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

3 (a)
Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission  on May 3, 1984 (the "Form 10") and incorporated herein by reference).

3 (b)	Bylaws (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

3 (c)
Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

10 (a)
1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).

10 (b)	Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

10 (c)
1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12 which exhibit is incorporated herein by, 1986, reference).

10 (d)	Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS, CONTINUED

Exhibit No.

10 (e)
Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10 (f)
Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10 (g)
$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10 (h)
$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10 (i)
$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

22	Subsidiaries of the registrant.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(A).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(A).

32	Certification Pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002.

INVESTOR INFORMATION

Annual Meeting	Corporate Headquarters

The Annual Meeting of Shareholders of Canal Capital Corporation will be held in our offices at 4 Morris Street, Port Jefferson Station NY, 11776 on a date to be announced.	4 Morris Street, Port Jefferson Station, NY 11776

Stock Certificates

The Board of Directors of Canal Capital Corporation urges all shareholders to vote their shares in person or by proxy and thus participate in the decisions that will be made at the annual meeting
Inquiries regarding change of name or address, or to replace lost certificates should be made directly to American Stock Transfer and Trust Co., 59 Maiden Lane, New York, NY 10007 or telephone (718) 921-8200

Stock Listing

Canal Capital Corporation common stock is no longer listed on the over-the-counter market through the“pink sheets”	Auditors None

Investment Analyst Inquiries	General Counsel

Analyst inquiries are welcome	Proskauer Rose LLP 1585 Broadway

Phone or write: Michael E. Schultz, President at (631) 234-0140	New York, NY 10036 212) 969-3000

FORM 10-K -- ITEM 15(a)(1) and (2)
CANAL CAPITAL CORPORATION AND SUBSIDIARIES

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

   The following documents are filed as part of this report:

MANAGEMENTS  REPORT
To the Stockholders of Canal Capital Corporation:

As a Stockholder of Canal Capital Corporation you should be aware that due to financial constraints Canal’s fiscal 2011, 2010 and 2009 Financial Statements have been presented in this Form 10k without benefit of independent audit.

Management has prepared the accompanying consolidated balance sheets of CANAL Capital Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011.

Canals’ fiscal 2011 and 2010 consolidated financial statements have been prepared, by management,  in accordance with accounting principles generally accepted in the United States.  These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Management continually evaluates our estimates, including those related to revenue recognition, bad debts, income taxes, fixed assets, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Dated: January 24, 2012	Dated: January 24, 2012

/S/ Michael E. Schultz	/S/ Reginald Schauder
Chief Executive Officer	Chief Financial officer

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010

ASSETS	UNAUDITED	UNAUDITED
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$35,514	$510,361

NOTES AND ACCOUNTS RECEIVABLE, NET OF AN ALLOWANCE FOR DOUBTFUL ACCOUNTS OF ZERO AT BOTH OCTOBER 31, 2011 AND 2010	82,585	138,879

STOCKYARDS INVENTORY	20,749	14,608

PREPAID EXPENSES	13,948	12,461

TOTAL CURRENT ASSETS	152,796	676,309

NON-CURRENT ASSETS:

PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $ 494,599 AND $ 472,399 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	1,383,008	1,391,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $ 212,257 AND $ 191,857 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	570,267	532,672

ART INVENTORY, NET OF A VALUATION ALLOWANCE OF $ 345,022 AND $396,522 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	80,500	100,000

OTHER ASSETS:

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250
RESTRICTED CASH - LETTER OF CREDIT	140,000	140,000
RESTRICTED CASH - TRANSIT INSURANCE	35,484	26,000
DEPOSITS AND OTHER	0	0

	227,734	218,250

	$2,414,305	$2,918,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010

LIABILITIES & STOCKHOLDERS' EQUITY	UNAUDITED	UNAUDITED

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES	$351,765	$293,827
ACCRUED PROFESSIONAL FEES	24,000	55,000
INCOME TAXES PAYABLE	10,000	10,000

TOTAL CURRENT LIABILITIES	385,765	332,827

NON-CURRENT LIABILITIES:
LONG-TERM PENSION LIABILITY	812,820	869,676
PREFERRED STOCK DIVIDEND PAYABLE	169,550	169,550
SALARIES AND INTEREST PAYABLE – OFFICERS	458,700	175,000
REAL ESTATE TAXES PAYABLE	56,200	44,543
OTHER NON-CURRENT LIABILITIES	35,484	26,000

TOTAL NON-CURRENT LIABILITIES	1,532,754	1,284,769

LONG-TERM DEBT, RELATED PARTY	847,000	847,000

COMMITMENTS AND CONTINGENCIES NOTE 15

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:10,000,000 SHARES AUTHORIZED; 9,102,655 AND 9,102,655 SHARES ISSUED AND OUTSTANDING AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10.00 PER SHARE FOR $ 91,026,550 AND $ 91,026,550 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	91,02	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED & 4,326,929 SHARES OUTSTANDING AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	28,322,341	28,322,341

ACCUMULATED DEFICIT	(15,895,049)	(15,114,546)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME (LOSS): PENSION VALUATION RESERVE	(1,919,126)	(1,894,373)

	(351,126)	454,042

	$2,414,305	$2,918,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	October 31,
	UNAUDITED	UNAUDITED	UNAUDITED
	2011	2010	2009
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	$0	$2,000,000	$1,537,070
OUTSIDE REAL ESTATE RENT	269,826	274,862	376,941
EXCHANGE BUILDING RENT	0	10,41	27,525
	269,826	2,285,276	1,941,536

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	1,341,474	777,859
LABOR, OPERATING AND MAINTENANCE	9,625	24,526	56,006
DEPRECIATION AND AMORTIZATION	22,200	22,200	22,200
TAXES OTHER THAN INCOME TAXES	15,000	21,600	24,600
GENERAL AND ADMINISTRATIVE	10,200	21,961	40,335
	57,025	1,431,761	921,000

INCOME FROM REAL ESTATE OPERATIONS	212,801	853,515	1,020,536

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	1,537,051	1,660,843	2,254,258
FEED AND BEDDING INCOME	105,095	99,974	180,561
RENTAL & OTHER INCOME	123,654	242,014	156,463
	1,765,800	2,002,831	2,591,282

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	733,085	781,058	1,143,414
OTHER OPERATING AND MAINTENANCE	429,382	492,031	700,060
FEED AND BEDDING EXPENSE	78,764	84,545	131,985
DEPRECIATION AND AMORTIZATION	20,400	13,470	21,274
TAXES OTHER THAN INCOME TAXES	64,553	146,014	163,448
GENERAL AND ADMINISTRATIVE	299,486	303,472	359,947
	1,625,670	1,820,590	2,520,128

INCOME (LOSS) FROM STOCKYARD OPERATIONS	140,130	182,241	71,154

GENERAL AND ADMINISTRATIVE EXPENSE	(968,989)	(923,946)	(956,428)

INCOME (LOSS) FROM OPERATIONS	(616,058)	111,810	135,262

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
Continued ...

	October 31,
	UNAUDITED	UNAUDITED	UNAUDITED
	2011	2010	2009

OTHER (EXPENSES) INCOME:

INTEREST AND OTHER INCOME	375	24,461	32,010

INTEREST EXPENSE-RELATED PARTY	(84,700)	(125,766)	(132,173)

INCOME (LOSS) FROM ART OPERATIONS	(8,120)	0	(4,800)

OTHER EXPENSE	0	0	0

	(92,445)	(101,305)	(104,963)

INCOME (LOSS) BEFORE PROVISION FORINCOME TAXES	(708,503)	10,505	30,299

PROVISION FOR INCOME TAXES	0	0	0

NET INCOME (LOSS)	(708,503)	10,505	30,299

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	(24,753)	21,612	(209,513)

COMPREHENSIVE INCOME (LOSS)	$(733,256)	$32,117	$(179,214)

NET INCOME (LOSS) PER COMMON SHARE:

- BASIC	$(0.17)	$0.01	$(0.04)

- DILUTED	$(0.17)	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES:

- BASIC	4,326,929	4,326,929	4,326,929

- DILUTED	4,326,929	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2011(UNAUDITED), 2010(UNAUDITED), AND 2009(UNAUDITED)

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER
	OF		OF
	SHARE	AMOUNT	SHARES	AMOUNT

BALANCE, NOVEMBER 1, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
DISTRIBUTION	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2010	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
PREFERRED STOCK DIVIDEND	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0
BALANCE, OCTOBER 31, 2011	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL			TREASURY STOCK,
	PAID-IN	ACCUMULATED	COMPREHENSIVE	AT COST
	CAPITAL	DEFICIT	(LOSS) INCOME	986,865 SHARES

BALANCE, NOVEMBER 1, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET INCOME	0	30,299	0	0
PREFERRED STOCK DIVIDEND	0	(73,023)	0	0
DISTRIBUTION	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$28,322,341	$(15,068,051)	$(1,915,985)	$(11,003,545)
NET INCOME	0	10,505	0	0
PREFERRED STOCK DIVIDEND	0	(57,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	21,612	0

BALANCE, OCTOBER 31, 2010	$28,322,341	$(15,114,546)	$(1,894,373)	$(11,003,545)
NET LOSS	0	(708,503)	0	0
PREFERRED STOCK DIVIDEND	0	(72,000)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(24,753)	0
BALANCE, OCTOBER 31, 2011	$28,322,341	$(15,895,049)	$(1,919,126)	$(11,003,545)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	OCTOBER 31,
	UNAUDITED	UNAUDITED	UNAUDITED
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(708,503)	$10,505	$30,299
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH (USED) BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	42,600	35,670	43,474
LOSS ON SALES OF ART	8,120	0	0
GAIN ON SALES OF REAL ESTATE	0	(658,526)	(759,211)
MINIMUM PENSION LIABILITY ADJUSTMENT	(24,753)	21,612	(209,513)

DECREASE (INCREASE) IN ASSETS:
NOTES AND ACCOUNTS RECEIVABLE	56,294	(66,177)	74,438
STOCKYARDS INVENTORY	(6,141)	1,978	7,840
PREPAID EXPENSES	(1,487)	4,504	(4,010)
RESTRICTED CASH - LETTER OF CREDIT	0	(10,000)	(30,000)
RESTRICTED CASH - TRANSIT INSURANCE	(9,484)	4,690	(3,954)
DEPOSITS AND OTHER	0	0	2,700

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	57,938	99,433	(168,912)
PENSION PLAN PAYABLE	(56,856)	73,004	206,597
SALARIES AND INTEREST PAYABLE - OFFICERS	283,700	175,000	(27,317)
ACCRUED PROFESSIONAL FEES	(31,000)	(29,570)	(28,953)
REAL ESTATE TAXES PAYABLE	11,657	(97,182)	26,560
OTHER NON-CURRENT LIABILITIES	9,484	0	0

TOTAL ADJUSTMENTS	340,072	(445,564)	(870,261)

NET CASH USED BY OPERATING ACTIVITIES	(368,431)	(435,059)	(839,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF REAL ESTATE	0	2,000,000	1,537,070
PROCEEDS FROM SALES OF ART	11,380	0	0
PROCEEDS FROM MORTGAGE NOTE RECEIVABLE	0	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	(664,204)	(188,599)
COSTS RELATING TO SALES OF ART	(46,000)	0	0
CAPITAL EXPENDITURES	(71,796)	(400,000)	(105,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(106,416)	935,796	1,243,471

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENT OF LONG-TERM DEBT OBLIGATIONS	0	(145,000)	(270,000)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(474,847)	355,737	133,509
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624	21,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,514	$510,361	$154,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

INTEREST PAID IN CASH	$84,700	$125,766	$132,173
NON-CASH PREFERRED STOCK DIVIDENDS	$72,000	$57,000	$73,023

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

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota, in September 2010.  The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale.  Its principal real estate operating revenues are derived from lease  income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating property and property held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate.

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

Canal intends to continue its soliciting efforts at its St. Joseph stockyards in fiscal 2012.  Further, Canal tries to balance its dependence on market agencies and independent commission sales people in various ways, including: developing solicitation operations of its own; direct public relations; advertising and personal solicitation of producers on behalf of the stockyards; providing additional services at the stockyards to attract sellers and buyers; and providing incentives to market agencies and independent commission sales people for increased business.

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

F)  Art Inventory Held for Sale - Inventory of art consisting of antiquities only as of October 31, 2011 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value.  The most compelling evidence of a value in most cases is an independent appraisal.   For fiscal 2011 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

K)  Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents. Cash equivalents primarily include bank, broker and time deposits with an original maturity of less than three months.  These investments are carried at cost, which approximates market value.  Canal made state income tax payments of $2,000, $3,000 and $3,000 and interest payments of $85,000, $126,000 and $132,000 in 2011, 2010 and 2009, respectively.

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

3.             IMPAIRMENT LOSS ON LONG-LIVED ASSETS

The Company reviews the values of its long-lived assets annually.  There was no impairment in the value of Canal’s long-lived assets to be recorded as of October 31, 2011, 2010 and 2009.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.             BORROWINGS

The Company’s variable rate mortgage notes (originally issued in 1998) are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer. Management is currently negotiating a three year extension of these notes and is confident that they will be extended prior to the current due date. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the  Investment Company  Act of 1940; require  Canal to maintain minimum net worth; restrict Canal’s ability to pay cash dividends  or repurchase stock and require principal prepayments to be made only out of the proceeds  from the sale of certain  assets. As of October 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party.  Canal has incurred interest expense on these notes of $85,000, $126,000 and $132,000 for the years ended October 31, 2011, 2010 and 2009, respectively.

At October 31, 2011, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

	October 31,
($ 000's Omitted)	2011	2010

Variable rate mortgage notes due May 15, 2012 - related party (see Note 16)	$847	$847
Less -- current maturities	0	0
Long-term debt	$847	$847

The following table summarizes the Company’s commitments as of October 31, 2011 to make future payments under its debt agreements and other contractual obligations (in 000's):

					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 year	Years	Years	5 Yrs

Pension Plan Liability (a)	$813	$182	$351	$280 $ 0
Mortgage Notes Payable (b)	847	0	847	0	0

	$1,660	$182	$1,198	$280	$0

(a)	See Note 22 and Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(b)
The mortgage notes are due May 15, 2012 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at 10% per annum and are collateralized by substantially all of Canal’s property, the stock of certain subsidiaries and its art inventories.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.              INCOME TAXES

Significant components of the Company’s deferred asset/(liability) as of October 31, 2011, 2010 and 2009 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward ($ 000's Omitted):

	2011	2010	2009
Total Gross Deferred Tax assets	$3,000	$3,330	$3,570
Less - Valuation Allowance	(3,000)	(3,330)	(3,570)
Net Deferred Tax Assets	$0	$0	$0

Total Gross Deferred Tax Liability	$0	$0	$0

Net Deferred Tax Asset (Liability)	$0	$0	$0

Actual income tax (benefit) expense differs from the “expected” tax expense computed by applying the U.S. federal corporate tax rate of 35% to income(loss) before income taxes as follows (& 000's Omitted):

	2011	2010	2009
Computed Expected Tax (Benefit)Expense	$(10)	$(10)	$(25)
Change in Valuation Allowance	10	10	25
Inventory Valuation Differences	0	0	0
Other	0	0	0
	$0	$0	$0

At October 31, 2011, the Company has net operating loss carryforwards of approximately $8,124,000 that expire through 2026.  For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $(1,600,000), $(400,000) and $(200,000) during the years ended October 31, 2011, 2010 and 2009, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

6.             LEASE COMMITMENTS

In July 2009 Canal terminated its  lease on approximately 1,000 square feet of office space in Hauppauge, New York at a monthly rental of approximately $1,900. Canal relocated its New York operations to approximately 200 square feet of rent free office space located in Port Jefferson Station, New York. There are no lease commitments extending past five years. Net rent expense under the Hauppauge, New York operating lease was $0, $0 and $20,000 for the years ended October 31, 2011, 2010 and 2009,respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.             STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants.  The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant.  Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant.  Under the Employee  Plan, stock  appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter.  No stock appreciation rights have been granted under this plan.  There were no exercisable options outstanding under either of these plans at October 31, 2011, 2010 or 2009.

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

9.             401(k) Plan

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees.  The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $10,000, $11,000 and $16,000 for each of fiscal 2011, 2010, and 2009, respectively.

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

 Antiquities art represented 100% of total art inventory at both October 31, 2011 and 2010, respectively. The Company has recorded a valuation allowance of $345,000 and $396,000 against its inventory to reduce it, to reflect management’s estimate, of its net realizable value at October 31, 2011 and 2010, respectively, based on the history of losses sustained on inventory items sold in the current and previous years.

During fiscal 2011, Canal sold one piece of antiquity art for $12,000 generating an operating loss of $8,000. There were no art sales in fiscal 2010 or 2009.

11.           Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value.

	October 31,
	2011		2010
	($ 000's Omitted)

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$36	$36	$510	$510

Long-term debt	$847	(b)	$847	(b)

a)	Cash and cash equivalents: The carrying amount approximates fair market value because of the short maturities of such instruments.

b)	Long-Term Debt Related Party (see Note 5): It is not practicable to estimate the fair value of the related party debt.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.           EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

During each of the fiscal years ended October 31, 2011, 2010 and 2009, the Company had no options outstanding.  There were no dividends declared on common stock during the years ended October 31, 2011, 2010 and 2009.  Dividends accrued or declared on preferred stock during the years ended October 31, 2011, 2010 and 2009 were approximately $72,000, $57,000 and $73,000.

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

Basic and diluted earnings (losses) available to common stockholders at October 31, 2011(Unaudited), 2010(Unaudited) and 2009(Audited) were:

	For the Year Ended October 31, 2011
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$(709,000)
Less preferred stock dividends	(72,000)

(Loss) available to common stock-holders-diluted earnings per share	$(637,000)	4,327,000	$(0.15)

	For the Year Ended October 31, 2010
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$11,000
Less preferred stock dividends	(57,000)

(Loss) available to common stock-holders-diluted earnings per share	$(46,000)	4,327,000	$(0.01)

	For the Year Ended October 31, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net (loss)	$30,000
Less preferred stock dividends	(73,000)

(Loss) available to common stock-holders-diluted earnings per share	$(43,000)	4,327,000	$(0.01)

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

	October 31,
($ 000's Omitted)	2011	2010	2009

Identifiable assets:
Real estate	$1,435	$1,443	$1,346

Stockyard operations	861	865	1,280

Corporate	118	611	230

	$2,414	$2,919	$2,856

($ 000's Omitted)	2011	2010	2009
Capital expenditures:	$14	$340	$0
Real estate	58	60	105
Stockyard operations	0	0	0
Corporate.	$72	$400	$105

Income from real estate operations includes gains on sales of real estate of $0.0 million, $0.7 million and $0.8 million in 2011, 2010 and 2009, respectively.

14.           Minimum Future Rentals on Operating Leases

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $275,000, $275,000, $300,000, $300,000 and $350,000 for fiscal years 2012, 2013, 2014, 2015 and 2016, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.           LITIGATION

Canal and its subsidiaries are from time to time involved in litigation incidental to their normal business activities, none of which, in the opinion of management, will have a material adverse effect on the consolidated financial condition and operations of the Company. Canal was not a party to any ongoing litigation at October 31, 2011.  The following situation did arise in fiscal 2005:

Environmental Protection Agency - Special Notice Letter for  Investigation, Portland, Oregon Property

In 1989, the Company sold its 48 acre Portland, Oregon stockyard to Oregon Waste Systems, Inc.  On September 29, 2003, the United States Environmental Agency (EPA) placed a 4.2 acre portion of that property on the National Priorities List pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), commonly known as the Superfund Act.  In a letter from the EPA dated June 27, 2005 the Company, along with approximately 13 other parties, including the current owner and operator of the site, was notified that it might be liable to perform or pay for the remediation of environmental contamination found on and around the site.  Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability.  The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. This investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation.  At October 31, 2011, the liability for remediation, if any, is not estimatable and therefore no accrual has been recorded in the financial statements.

16.           Restricted Cash

 Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel.  This self insurance program is funded by a per head charge on all livestock received at the stockyard.  The October 31, 2011 balance in restricted cash- transit insurance of approximately $35,000 represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

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

A schedule of the Company’s property on operating leases at October 31, 2011 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/11

New York office Various leasehold improvements	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	800	21	0	14	(20)	815

1 acre of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(467)	28

6 acres of land in Sioux City, IA Acquired in 1937	540	0	0	0	0	540

	$1,350	$514	$0	$14	$(495)	$1,383

A schedule of the Company’s reconciliation of property on operating leases carried for the three years ended October 31, 2011, 2010 and 2009 is as follows (000's omitted):

	2011	2010	2009

Balance at beginning of year	$1,391	$1,074	$1,646
Acquisitions and Improvements	14	0	0
Cost of property sold	0	0	(550)
Depreciation	(22)	(23)	(22)
Reclassifications	0	340	0
Balance at end of year	$1,383	$1,391	$1,074

(1)	Substantially all of Canal’s real property is pledged as collateral forits debt obligations (see Note 4).

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

A schedule of the Company’s property used in stockyard operations at October 31, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$400	$325	$0	$58	$(213)	$570

A schedule of the Company’s reconciliation of property used in stockyard operations carried for the three years ended October 31, 2011, 2010 and 2009 is as follows (000's omitted):

	2011	2010	2009

Balance at beginning of year	$533	$988	$1,125
Acquisitions and Improvements	58	60	0
Transfers	0	(502)	(116)
Depreciation	(21)	(13)	(21)
Balance at end of year	$570	$533	$988

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations (see Note 4).

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

A schedule of the Company’s property held for development or resale at October 31, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/11

2 acres of land in Sioux City, IA Acquired in 1937	$53	N/A	$0	$0	N/A	$53

A schedule of the Company’s reconciliation of property held for development or resale carried for the three years ended October 31, 2011, 2010 and 2009 is as follows (000's omitted):

	2011	2010	2009

Balance at beginning of year	$53	$273	$92
Acquisitions and Improvements	0	0	0
Cost of property sold	0	0	(39)
Reclassification of property	0	(220)	220
Balance at end of year	$53	$53	$273

(1)	Substantially all of Canal’s real property is pledged as collateral for its debt obligations (see Note 4).

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

Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5).  The last cash dividend paid on Canal's preferred stock was in September 1989. The last dividend payment (which was paid in additional stock) was for the quarter ended June 30, 2006. The dividend payable from July 1, 2006 through October 31, 2011 has been accrued but not paid.  Additionally, the dividends payable through December 31, 2011 have been accrued but not paid.  This results in the Company being in arrears on its quarterly dividends for eighteen full quarters.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.           PENSION PLANS

Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan").  The benefits are based on years of service and the employee's compensation earned each year.  The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes.  Accordingly, the Company has made contributions of approximately $183,000 for fiscal 2011, $22,000 for fiscal 2010 and $49,000 for fiscal 2009.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Assets of the plan were invested in U.S. Government securities, common stocks and antiquities.  The Company uses an October 31 measurement date for its pension plan.

The following tables in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension Plans sets forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2011 and 2010.

	Plan Year
($ 000's Omitted)	2011	2010

Change in benefit obligation

Benefit obligation at beginning of year	$1,927	$1,819
Service cost	11	9
Interest cost	86	96
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial (gain) loss	64	127
Benefits paid	(106)	(124)

Benefit obligation at end of year	$1,982	$1,927

Change in plan assets

Fair value of plan assets at beginning of year	$1,057	$1,022
Actual return on plan assetsT	36	137
Employer contribution	183	22
Plan participants’ contributions	0	0
Benefits paid	(106)	(124)

Fair value of plan assets at end of year	$1,170	$1,057

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2011	2010

Net Amount Recognized

Funded Status	$(813)	$(870)

Amounts Recognized in the Consolidated Balance Sheets as of October 31,

Current Liabilities	$0	$0
Non-current Liabilities	(813)	(870)

Net Amount Recognized	$(813)	$(870)

Amounts Recognized in Accumulated Other Comprehensive Income as of October 31,

Net Loss	$1,919	$1,894

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$1,982	$1,927

Accumulated Benefit Obligation	1,968	1,913

Fair Value of Plan Assets	1,170	1,057

Components of Net Periodic Benefit Cost

Service Cost	$11	$9
Interest Cost	86	96
Expected Return on Plan Assets	(99)	(82)
Amortization of Prior Service Costs	0	0
Amortization of Net Loss or (Gain)	103	93

Net Periodic Benefit Cost	$101	$116

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2011	2010

Additional Information

Decrease in Minimum Liability Included in Other Comprehensive Income, Net of $0 Recognized due to FAS 158 for change in Accrued Benefit Cost and Funded Status	$0	$0

Weighted-Average Assumptions Used to Determine Benefit Obligations at October 31

Discount Rate	4.85%	4.65%

Rate of Compensation Increase	2.50%	2.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended October 31

Discount Rate	4.85%	4.65%

Expected Return on Plan Assets	8.00%	8.00%

Rate of Compensation Increase	2.50%	2.50%

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plan Assets

The company’s pension plan weighted-average asset allocations at October 31,  2011 and 2010, by asset category are as follows:

	Plan Year
	2011	2010
Asset Category
Equity Securities*	86.0%	82.0%
Debt Securities	0.0%	11.0%
Real Estate	0.0%	0.0%
Other	14.0%	7.0%

Total	100.0%	100.0%

* Includes Canal Capital Corporation common stock in the amounts of  approximately $1,000 (0.0%) at both October 31, 2011 and  2010, respectively.

The policy as established by the pension plan trustees, is to provide for growth of capital with a moderate level of volatility by investing assets per the established target allocations.  The assets will be reallocated from time to time to meet the target allocations.  The investment policy will be reviewed on a regular basis, to determine if the established policies should be changed.

Cash Flows

Contributions

The company expects to contribute approximately $182,000 to its pension plan in fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2012	$133,000
2013	139,000
2014	155,000
2015	159,000
2016	158,000
2017 through 2021	741,000

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.          QUARTERLY FINANCIAL DATA

The following table sets forth certain quarterly financial data for the eight quarters ended October 31, 2011.  This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in our opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for periods presented.

	UNAUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2011	2011	2011	2011	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$70	$66	$66	$68	$270
REAL ESTATE EXPENSES	14	14	14	15	57
OPERATING INCOME	$56	$52	$52	$53	$213

STOCKYARD REVENUES	$579	$593	$260	$334	$1,766
STOCKYARD EXPENSES	471	482	327	346	1,626
OPERATING INCOME	$108	$111	$(67)	$(12)	$140

NET INCOME (LOSS)	$(62)	$(66)	$(242)	$(339)	$(709)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.01)	$(0.01)	$(0.06)	$(0.09)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

	AUDITED
	QUARTER ENDED
	JAN. 31,	APRIL 30,	JULY 31,	OCT. 31,
	2010	2010	2010	2010	TOTAL
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

REAL ESTATE REVENUES	$76	$71	$70	$2,068	$2,285
REAL ESTATE EXPENSES	22	23	24	1,363	1,432
OPERATING INCOME	$54	$48	$46	$705	$853

STOCKYARD REVENUES	$658	$656	$333	$356	$2,003
STOCKYARD EXPENSES	551	515	367	388	1,821
OPERATING INCOME	$107	$141	$(34)	$(32)	$182

NET INCOME (LOSS)	$(212)	$(49)	$(230)	$502	$11

NET INCOME (LOSS) PER COMMON SHARE:
BASIC & DILUTED	$(0.05)	$(0.01)	$(0.05)	$0.12	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC & DILUTED	4,327	4,327	4,327	4,327	4,327

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

23.           RELATED PARTY TRANSACTIONS

At October 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. Management is currently negotiating a three year extension of these notes and is confident that they will be extended prior to the current due date.  These notes pay interest at a rate of 10% per annum and come due May 15, 2012. Canal has incurred interest expense on these notes of $85,000, $126,000 and $132,000 for the years ended October 31, 2011, 2010 and 2009, respectively. At various times during fiscal 2011 certain holders of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and has not been repaid to date. The deferred interest will be repaid as funds became available in fiscal 2012.  As of October 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of January, 2012.

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	January 23, 2012

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	January 23, 2012

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	January 23, 2012

S-1