Form 10-K/A
period 2009-10-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the one year period ended October 31, 2009

 [  ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

002-96666
(Commission File Number)

CANAL CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0102492
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

4 Morris Street
Port Jefferson Station, New York 11776
United States of America
(Address of principal executive offices)

(631) 234-0140
(Registrant's telephone number, including area code)

N/A
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]                                         No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]                                         No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                         No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date: Common Stock, $.01 par value per share: 4,326,929 outstanding at October 15, 2012.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
2009 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1
SIGNATURES	S-1
EXHIBITS	E-1

i

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K for the period ended October 31, 2009 (the “10-K”), is to provide audited financial statements of Canal Capital Corporation (the “Company”) that were not provided by the Company in its original filing of the 10-K on January 27, 2010. Where indicated, the financial data presented in the 10-K is as of October 31, 2009, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Additional disclosures regarding factors that could cause our results and performance to differ from results or anticipated performance are discussed in Item 1A, “Risk Factors” included herein.

ii

Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arrive. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

  “Canal Capital,” the “Company,” “we,” “us,” and “our,” are to Canal Capital Corporation and its subsidiaries, Omaha Livestock Market, Inc., Sioux Falls Stockyards Company and Canal Arts Corporation;

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

  “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

Canal Capital Corporation’s fiscal year ends October 31, of each year. Each reference to a fiscal year in this Annual Report on Form 10K refers to the fiscal year ending October 31 of the calendar year indicated.

iii

PART I

Item 1. Business

Company Overview

Canal Capital Corporation engages in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company, is involved in the management, and sale of its real estate properties and the operation of a central public stockyard. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary, Canal Arts Corporation.

At October 31, 2009, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 37 acres of undeveloped land in Sioux Falls, South Dakota and Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

Due to cash flow constraints, the Company has entered a program of closely monitoring and reducing where possible its operating expenses. As part of that program, the Company has sold most of its property and has reduced the level of its art inventories to enhance cash flows. As of the date of this report, the Company has sold its Sioux Falls, South Dakota property (formerly used in stockyard operations), two of its three remaining rental properties and its stockyard operations, including the 30 acres of land and the improvements thereon located in St. Joseph, Missouri. The Company’s only remaining real estate property is a rental property located in Omaha, Nebraska. Management is unsure if its income from operations combined with its cost-cutting program and planned reduction of its antiquities art inventory will enable it to finance its future business activities or fund operating cash requirements. In the interim, the Company is undertaking efforts to identify alternative business opportunities for the Company. If for some reason the Company is not able to identify an acceptable alternative business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the ability of the Company to explore alternative business opportunities.

History and Corporate Structure

Canal Capital Corporation, incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936. Canal was a wholly-owned subsidiary of Canal-Randolph Corporation until June 1, 1984, when Canal-Randolph Corporation distributed to its stockholders all of the outstanding shares of Canal’s capital stock under a plan of complete liquidation.

The following chart reflects our organizational structure as of the date of this report:

Canal Capital Corporation (Delaware, USA)

Subsidiaries:	Omaha Livestock Market, Inc. (Nebraska, USA)
Sioux Falls Stockyards Company (South Dakota, USA)
Canal Arts Corporation (New York, USA)

All subsidiaries are 100% owned.

Our corporate headquarters are now located in the personal residence of its Chief Financial Officer at 4 Morris Street, Port Jefferson Station, New York 11776, United States of America and our telephone number is (631) 234-0140.

Overview of Our Industries

Stockyards

The stockyard industry is regulated by the Grain Inspection, Packers and Stockyards Administration, a division of the U.S. Department of Agriculture. The stockyard industry in the United States provides the smaller producers of livestock (primarily cattle, swine and sheep) an outlet to sell their products at public auction or through private treaty. Stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading and price discovery. The stockyard industry in the Midwest section of the United States is comprised of hundreds of stockyards and sale barns, some of which are larger than Canal, vying for the producers business.

Actual marketing transactions at a stockyard are managed for livestock producers by market agencies and independent commission sales people to which the livestock are consigned for sale. These market agencies (some of which are owned and operated by the Company) and independent sales people receive commissions from the seller upon settlement of a transaction and the stockyard receives a yardage fee on all livestock using the facility which is paid within twenty-four hours of the sale. Yardage fees vary depending upon the type of animal, the extent of services provided by the stockyard, and local competition. Yardage revenues are not directly dependent upon market prices, but rather are a function of the volume of livestock handled. In general, stockyard livestock volume is dependent upon conditions affecting livestock production and upon the market agencies and independent commission sales people which operate at the stockyard. Stockyard operations are seasonal, with greater volume generally experienced during the first and second quarters of each fiscal year, during which periods livestock is generally brought to market.

Real Estate

Canal is involved in the commercial real estate industry in the Midwest section of the United States. Commercial real estate refers to those real estate investment goods that can generate benefits in the form of leasing or rental income as well as from property appreciation. At October 31, 2009 Canal’s properties located in five Midwest states were, for the most part, on long term lease agreements or being held for resale. As of the date of this filing, Canal has one remaining rental property, located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Our Services

At October 31, 2009, Canal engaged in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company, was involved in the management, and sale of its real estate properties and the operation of a central public stockyard. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary, Canal Arts Corporation.

Real Estate Operations

At October 31, 2009, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (a rail car repair shop, a lumber yard and a fast food retail business) as well as vacant land available for resale. Its principal real estate operating revenues are derived from lease income on its three long-term lease agreements and the proceeds from the sale of real estate properties.

In September 2010, Canal sold approximately 35 acres of land and the improvements thereon, previously used for stockyard operations located in Sioux Falls, South Dakota for $2.0 million generating operating income of $1.2 million. As of the date of this filing, the Company has sold all of its rental properties, with the exception of one located in Omaha, Nebraska which generates rental income of approximately $100,000 per year, and two acres of land that is available for development or resale.

Stockyard Operations

At October 31, 2009, Canal operated a central public stockyard located in St. Joseph, Missouri, and one located in Sioux Falls, South Dakota (collectively the “Stockyards”). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company’s principal stockyard revenues are derived from a per head charge (“yardage charge”) imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding.

In December 2009, after extensive efforts to reorganize and return our Sioux Falls, South Dakota stockyard to profitability, we ceased its stockyard operations and leased an approximately 10 acre portion of the property, on a month to month basis, to a group that formerly operated at the stockyards as an independent commission firm. In September 2010, we sold the entire Sioux Falls, South Dakota property (approximately 35 acres of land and improvements) for $2.0 million, which generated operating income of $1.2 million.

In August 2012, we sold our St. Joseph, Missouri stockyard operation (including approximately 30 acres of land and improvements) for $500,000 which generated an operating loss of $577,000. This loss was due primarily to the unrealistically high historical cost at which this property was carried.

Art Inventory

Canal established its art operations in the late 1980's by acquiring for resale a significant inventory of antiquities primarily from the ancient Mediterranean cultures.

At October 31, 2009, Canal was in the process of selling, in an orderly manner, its remaining art inventory which consisted only of seven pieces of antiquity art. This was being accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. Canal did not have any art sales in fiscal 2009. As of the date of this filing, Canal has sold one piece of its antiquity art for $12,000 which generated an operating loss of $8,000. Additionally, at October 31, 2011, Canal recorded a $70,500 impairment charge to write down its remaining art inventory to a net realizable value of $10,000.

Our Growth Strategy

Due to cash flow constraints, the Company has entered a program of closely monitoring and reducing where possible its operating expenses. As part of that program, the Company has sold most of its property and has reduced the level of its art inventories to enhance cash flows. The Company may, as it has in the past, be forced to sell income producing assets to raise needed cash, thereby adversely impacting future revenues. In the interim, management is undertaking efforts to identify alternative business opportunities for the Company. If for some reason the Company is not able to identify an acceptable alternative business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the ability of the Company to explore alternative business opportunities.

Customers

Stockyards - At October 31, 2009, we had approximately 500 customers at our St. Joseph, Missouri stockyard location all of which were considered small to medium size livestock producers. At that time there was no concentration of customers or group of customers who represent 20% or more of the Company’s stockyard revenues as at that date. As of the date of this report, we have sold our stockyard operations in Sioux Falls, South Dakota and in St. Joseph, Missouri, and we are no longer involved in the stockyards business.

Real Estate - At October 31, 2009, Canal’s real estate properties consisted primarily of three properties (each located in a different state) subject to long term lease agreements. Accordingly, each tenant represented approximately 33% of Canal’s rental revenues. As of the date of this report, the Company has sold all its rental properties, with the exception of one located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Art Inventory Held for Sale - Canal attempts to sell its remaining art inventory through independent art dealers and through sale at public art auctions. During fiscal year 2009, Canal did not work exclusively with any specific art dealer.

Sales and Marketing

At October 31, 2009, Canal advertised its stockyard services through print ads in the regional newspapers and carried on additional marketing activities through a network of market agencies and commission sales representatives. Canal has not engaged in such sales and marketing efforts since August 2012.

At October 31, 2009, Canal’s real estate properties are all on long term lease agreements with average terms of 10 years. In most cases, these lease agreements were renewed by the existing tenants and so we did not need to advertise. The lease on our one remaining real estate property has been renewed effective October 31, 2012 with an initial term of ten years.

Canal does not do any advertising or marketing on behalf of its art inventory.

Competition

At October 31, 2009, Canal competed in the area of real estate development with other regional developers, some of which were substantially larger and had significantly greater financial resources than Canal. As of the date of this report, the Company’s real estate operations have been substantially diminished to one property in Omaha, Nebraska which generates only $100,000 in income.

Prior to August 2012, the Company competed with other regional public stockyards and sale barns, some of which were substantially larger and had greater financial resources than the Company. In addition, the Company’s stockyard revenues were dependent on the ability of the market agencies and independent commission sales people at each of its stockyard locations to compete within the region. As of the date of this report, the Company is no longer in the stockyard business.

Canal competes in the sale of its art inventory with investment groups and other dealers, most of which are substantially larger and have greater financial resources and staff than Canal.

Employees

At October 31, 2009, Canal employed approximately 30 employees, and at such time was in material compliance with relevant United States labor laws. Canal currently employs 5 full time employees, three of which fill the responsibilities of senior management and accounting with the remaining two in administrative functions.

Regulation

The stockyard industry is regulated by the Grain Inspection, Packers and Stockyards Administration, a division of the U.S. Department of Agriculture. Canal’s real estate operations are subject to all local and state zoning laws as well as all U.S. environmental regulations. Canal is currently in compliance with all such regulation.

ITEM 1A. RISK FACTORS

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industries, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and Canal may face challenges if conditions in the financial markets do not improve. Canal’s stockyard customers, tenants and potential purchasers of our art inventory and real estate property may require access to substantial financing. If they are not able to obtain adequate financing in a timely manner, our future revenues could be materially adversely affected. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Both the real estate and art markets generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

Canal’s cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management is unsure if its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its future business activities. There can be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program will be sufficient to fund operating cash requirements. As of the date of this report, Canal has sold its Sioux Falls, South Dakota property (used in stockyard operations), two of its three remaining rental properties and its stockyard operations, including the 30 acres of land and the improvements thereon located in St. Joseph, Missouri. Canal may, as it has in the past, be forced to sell income producing assets to raise needed cash, thereby, further adversely impacting future revenues.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We are undertaking efforts to identify appropriate business opportunities for our Company. If for some reason the Company is not able to identify an acceptable business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the ability of the Company to explore alternative business opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if the Board identifies a business opportunity that it deems appropriate, there is no guarantee that the Company could raise the additional capital or get the needed financing to pursue the business opportunity. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our inability to attract tenants would result in an adverse impact on our business and operations.

Real estate activities in general may involve various degrees of risk, such as competition for tenants, general market conditions and interest rates. Furthermore, there can be no assurance that Canal will be successful in the lease or sale of its real estate properties. As of the date of this report, Canal has one remaining rental property (located in Omaha, Nebraska which generates rental income of approximately $100,000 per year), two acres of vacant land and a small inventory of antiquity art. The lease on our one remaining real estate property has been renewed effective October 31, 2012 with an initial term of ten years.

Our inability to attract buyers for our remaining art inventory would have an adverse impact on results of operations.

Selling art in general involves various degrees of risk. Canal’s success in selling its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. As of the date of this report, Canal has sold one piece of antiquity art at a small loss. As of October 31, 2011, Canal has written down its remaining art inventory by approximately $70,000 to a net realizable value for the remaining six pieces of $10,000. There is no guarantee that Canal will be able to sell its remaining art inventory.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management but particularly upon Asher B. Edelman, our Board Chairman, Michael E. Schultz, our Chief Executive Officer and Reginald Schauder, our Chief Financial Officer. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or Sox 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K and a report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has determined that our internal control over financial reporting was ineffective as of October 31, 2009, due, we believe, primarily to the fact that we have limited personnel and funds available for continuous legal and accounting counsel as it pertains to our filing requirements with the SEC. As a result, we have not filed audited financial reports since our annual report on Form 10-K for the fiscal year ended October 31, 2008. Additionally, in our annual reports on Form 10-K for the fiscal years ended October 31, 2009, 2010 and 2011 there was a lack of adequate controls over the recording of gains on sales of properties and other transactions that constituted a material weakness in internal control over financial reporting. We are in the process of curing this deficiency commencing with the preparation and filing of this annual report in accordance with U.S. GAAP and SEC disclosure requirements, however, we can provide no assurance that these efforts will result in our management determination that our internal controls over financial reporting are effective for any subsequent period.

Failure to achieve and maintain an effective internal control environment could result in our not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect our stock price. In the event that we cannot remediate any identified significant deficiencies or material weaknesses in our internal controls in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the grey markets which may have an unfavorable impact on our stock price and liquidity.

Our common stock was previously quoted on the OTC Bulletin Board but is now being quoted on the over-the-counter electronic quotation system maintained by The OTC Markets, LLC, with a “yield” alert to indicate the unavailability of recent financial information. We plan to cure our filing deficiency which we expect will reinstate our common stock to the OTC’s fully reporting company tier. However, we cannot assure you that we will be able to quickly cure our filing deficiency with the SEC or maintain our status as a reporting company in the future. The status of our quotation may result in a less liquid market available to existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may effect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to support the Company’s cash flow, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn any investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.            Properties

New York Headquarters - Canal’s New York operations are now located in the personal residence of its Chief Financial Officer and consist of approximately 200 square feet of office space in Port Jefferson Station, New York.

Canal's real estate properties located in five Midwest states are primarily associated with its current and former stockyards operations. Each property consists, for the most part, of land and structures leased to third parties (meat packing facilities, rail car repair shops, lumber yards and various other commercial and retail businesses), an Exchange Building (commercial office space) as well as vacant land available for development or resale. In addition to selling what was excess stockyard property, the company entertains any offers to purchase, develop and restructure the real estate properties currently under operating leases, stockyard operating property and property held for development or resale in order to support cash flow and to enhance the value of the existing properties and surrounding real estate. As landlord, Canal's management responsibilities include leasing, billing, repairs and maintenance and overseeing the day to day operations of its properties.

Canal's properties at October 31, 2009 include:

			Leased	Held (3)
	Year	Total	to Third	for	Current
Location	Acquired	Acreage(2)	Opertns	Resale	Status
St. Joseph, MO(1)	1942	30	0	0	Sold
S. St. Paul, MN	1937	1	1	0	Sold
Sioux City, IA	1937	8	6	2	Sold
Omaha, NE	1976	9	9	0	Leased
Sioux Falls, SD	1937	36	1	35	Sold
Total		84	17	37

NOTES

(1)	Canal operates one central public stockyard.
(2)	For information with respect to mortgages and pledges see Note 4.
(3)	For information related to property held for development see Note 3(B).

As of the date of this report, Canal has sold its Sioux Falls, South Dakota property (formerly used in stockyards operations), two of its three remaining rental properties and its stockyard operations, including the 30 acres of land and the improvements thereon located in St. Joseph, Missouri. Canal may, as it has in the past, be forced to sell income producing assets to raised needed cash, thereby adversely impacting future revenues.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Environmental Protection Agency

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2009, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously quoted on the OTC Bulletin Board but it is now being quoted on the over-the-counter electronic quotation system maintained by The OTC Markets, LLC, with a “yield” alert to indicate the unavailability of recent financial information. The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2009 as reported on the "pink sheets" were:

	Fiscal 2009			Fiscal 2008
Quarter Ended	High		Low	High		Low
January 31	$0.04	--	$0.02	$0.07	--	$0.03
April 30	$0.07	--	$0.02	$0.07	--	$0.03
July 31	$0.07	--	$0.03	$0.10	--	$0.04
October 31	$0.05	--	$0.03	$0.07	--	$0.04

Approximate number of holders of our common stock

As of October 31, 2009, there were approximately 700 holders of record of our common stock, par value $.01 per share. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

There were no cash dividends paid during the fiscal years ended October 31, 2009 and 2008. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings to support the Company’s cash flow and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no options outstanding under the Company’s equity compensation plans at October 31, 2009 or 2008.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended October 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of fiscal 2009.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of the Company’s Business

Canal Capital Corporation engages in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company, is involved in the management, and sale of its real estate properties and the operation of a central public stockyard. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary, Canal Arts Corporation.

As of October 31, 2009, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consist, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 37 acres of undeveloped land in Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

Recent Developments

Due to cash flow constraints, the Company has entered a program of closely monitoring and reducing where possible its operating expenses. As part of that program, the Company has sold most of its property and has reduced the level of its art inventories to enhance cash flows. As of the date of this report, the Company has sold its Sioux Falls, South Dakota property (formerly used in stockyard operations), two of its three remaining rental properties and its stockyard operations, including the 30 acres of land and the improvements thereon located in St. Joseph, Missouri. The Company’s only remaining real estate property is a rental property located in Omaha, Nebraska.

As a result of past financial constraints, the Company’s financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, and for the interim fiscal quarters have not been audited or reviewed by an independent auditor. In February 2012, the Company received notice from the SEC of its obligation to file audited and reviewed financial statements with its periodic reports and this is the first in a series of corrective filings which the Company expects to file in order to comply with the SEC’s request. The Company expects to be fully compliant on or about March 31, 2013.

Plan or Operations

We are undertaking efforts to identify appropriate business opportunities for our Company. If for some reason the Company is not able to identify an acceptable business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the ability of the Company to explore alternative business opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if the Board identifies a business opportunity that it deems appropriate, there is no guarantee that the Company could raise the additional capital or get the needed financing to pursue the business opportunity. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Fiscal Year October 31,
	2009	2008
	(In Thousands)
Revenues:
Real Estate Revenue	$1,942	$1,681
Stockyard Revenue	2,591	2,769
Total Revenue	4,533	4,450

Costs and Expenses:
Real Estate Expenses	636	349
Stockyard Expenses	2,601	2,959
General and Administrative Expenses	908	1,071
Total Costs and Expenses	4,145	4,379

Income (Loss) from Operations	388	71
Other Income	32	55
Interest Expense	(132)	(177)
Other Expenses	(5)	(5)

Net Income (Loss)	$283	(56)

Revenues

At October 31, 2009,Canal’s revenues from continuing operations consist of revenues from its real estate and stockyard operations. Canal’s revenues in 2009 increased by $0.1 million to $4.5 million as compared with 2008 revenues of $4.4 million. The fiscal 2009 increase in revenues is due primarily to the $0.3 million increase in sales of real estate, offset to a certain extent by a $0.2 million decrease in stockyard revenues.

Real Estate Revenues: Real estate revenues for 2009 of $1.9 million accounted for 42.8% of the 2009 total revenues as compared to revenues of $1.7 million or 37.8% for 2008. Real estate revenues are comprised of sale of real estate (79.2% and 70.8%), rentals and other lease income from the rental of vacant land and certain structures (19.4% and 27.2%) and rental income from commercial office space in its Exchange Buildings (1.4% and 2.0%) for 2009 and 2008, respectively. The percentage variations in the year to year comparisons are due primarily to the $0.3 million increase in sales of real estate for fiscal 2009.

Stockyard Revenues: Stockyard revenues for 2009 of $2.6 million accounted for 57.2% of the 2009 total revenues as compared to revenues of $2.8 million or 62.2% for 2008. Stockyard revenues are comprised of yard handling and auction (87.0% and 87.8%), feed and bedding income (7.0% and 6.8%), rental and other income (6.0% and 5.4%) for 2009 and 2008, respectively. The 2009 decrease in stockyard revenues as a percent of total revenues is due primarily to the $3.0 million increase in sales of real estate in fiscal 2009. There were no other significant percentage variations in the year to year comparisons.

Art Revenues: Art revenues are comprised of the proceeds from the sale of art. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2009 Canal recognized a loss from art operations of $5 thousand which was unchanged from fiscal 2008. There were no art sales in fiscal 2009 or fiscal 2008.

Expenses

Real Estate Expenses: Real estate expenses for 2009 of $0.6 million increased by $0.3 million (82.1%) from $0.3 million in 2008. Real estate expenses are comprised of cost of real estate sold (77.5% and 50.8%), labor, operating and maintenance (8.8% and 22.6%), depreciation and amortization (3.5% and 6.4%), taxes other than income taxes (3.9% and 7.5%), and general and administrative expenses (6.3% and 12.7%) for 2009 and 2008, respectively. The percentage variations in the year to year comparisons of the other real estate operating expenses is due to the sharp increase in cost of real estate sold in fiscal 2009.

Stockyard Expenses: Stockyard expenses for 2009 of $2.6 million decreased by $0.4 million (12.1%) from $3.0 million in 2008. Stockyard expenses are comprised of labor and related costs (44.0% and 47.3%), operating and maintenance (26.9% and 28.6%), feed and bedding expense (5.1% and 5.9%), depreciation and amortization (0.8% and 0.7%), taxes other than income taxes (9.4% and 5.7%) and general and administrative expenses (13.8% and 12.0%) for 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Art Expenses: In both fiscal 2009 and 2008 Canal incurred general and administrative expenses of $5,000. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

General and Administrative

General and administrative expenses for 2009 of $0.9 million decreased $0.2 million (15.2%) from $1.1 million in 2008. The major components of general and administrative expenses are officers salaries (48.4% and 46.1%),pension expense (13.1% and 10.0%), insurance expense (8.3% and 11.3%), office salaries (9.6% and 9.7%), travel expense (3.6% and 4.3%)and legal fees (5.4% and 5.0%) for 2009 and 2008, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for 2009 of $132,000 decreased by $45,000 (25.2%) from $177,000 in 2008. The 2009 decrease is due primarily to the $270,000 decrease in long-term debt outstanding at the end of fiscal 2009. At October 31, 2009 the outstanding balance of these notes was $992,000.

At October 31, 2009, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $132,000 and $177,000 for the years ended October 31, 2009 and 2008, respectively. At various times during fiscal 2009, the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was be repaid as funds became available in fiscal 2010. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt related party.

Interest and Other Income

Interest and other income of $32,000 for 2009 decreased $23,000 (41.8%) from $55,000 in fiscal 2008. Interest and other income is primarily comprised of dividend and interest income.

Net Income

Canal recognized net income of $0.3 million for 2009 as compared to the 2008 net loss of $0.1 million. Canal’s 2009 net income of $0.3 million was due primarily to a $0.2 million reduction in its operating loss from stockyard operations combined with a $0.1 million decrease in general and administrative expenses. Canal’s 2008 net loss of $0.1 million was due primarily to the $0.3 million decrease in income from stockyard operations.

Liquidity and Capital Resources

Cash and cash equivalents of $155,000 at October 31, 2009 increased $134 thousand from $21 thousand at October 31, 2008. Net cash used by operations in fiscal 2009 was $0.8 million. At October 31, 2009 the Company’s current assets exceeded current liabilities by approximately $0.1 million which represented an increase of $0.4 million over October 31, 2008 when current liabilities exceeded current assets by approximately $0.3 million.

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

As discussed above, Canal’s cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management is unsure if its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its current business activities. There can be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements.

Obligations Under Material Contracts

At October 31, 2009, all of the Company’s Long-Term Debt is held by the Company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $132,000 and $177,000 for the years ended October 31, 2009 and 2008, respectively. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2009. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restricts Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party. As of the filing of this report, the balance due under these notes was $400,000.

We are currently not party to any other material agreements, that impose any payment obligation, whether in cash or securities, on the Company now or in the future.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06"). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We do not believe that adoption of ASU 2010-06 will have a significant impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04"). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05"). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Management believes the following critical accounting policies impact our most difficult, subjective and complex judgments used in the preparation of our consolidated financial statements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a further discussion of these and other accounting policies, please see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Art Inventory –- Inventory of art consisting of antiquities only as of October 31, 2009 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

Properties and Related Depreciation -- Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

Property held for Development or Resale -- Property held for development or resale consist of approximately 37 acres, located in the Midwest of undeveloped land, not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.

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

Seasonality

Our operations and operating cash flows were subject to seasonal variations. Stockyard operations were seasonal, with greater volume generally experienced during the first and second quarters of each fiscal year during which periods livestock is generally brought to market. As of the date of this report, the Company is no longer in the stockyard business and therefore its operations and operating cash flows are no longer subject to seasonal variations.

Off-Balance Sheet Arrangements

For the year ended October 31, 2009, we did not have any off-balance sheet arrangements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of October 31, 2009 and 2008 begins on page F-1 of this report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act Reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, as of October 31, 2009, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, management used a framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of October 31, 2009, due, we believe, primarily to the fact that we have limited personnel and funds available for continuous legal and accounting counsel as it pertains to our filing requirements with the SEC. As a result, since its annual report for the fiscal year ended October 31, 2008, the Company submitted its annual and quarterly financial statements in filings to the SEC without the benefit of the audit, and review, as applicable, by an independent public accounting firm. Additionally, in our annual reports on Form 10-K for the fiscal years ended October 31, 2009, 2010 and 2011 there was a lack of adequate controls over the recording of gains on sales of properties and other transactions, that constituted a material weakness in internal control over financial reporting.

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this annual report on Form 10-K for the fiscal years ended October 31, 2009 and 2008 will be the first step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal years ended October 31, 2009 and 2008, included in this report, to contain material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Asher B. Edelman	70	Chairman of the Board
Michael E. Schultz	73	President, Chief Executive Officer & Director
Reginald Schauder	60	Chief Financial Officer, Secretary & Treasurer

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

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Qualifications, Attributes, Skills and Experience Represented on the Board

Mr. Asher B. Edelman and Mr. Michael E. Schultz serve as the only members of the Board of Directors. We believe that they have the proper qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities and have extensive knowledge of U.S. capital markets.

Family Relationships

There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

- been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

- been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

- been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

- been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

- been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons,” none of our directors, director nominees or executive officers have been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors currently consists of two members Asher B. Edelman and Michael E. Schultz. Mr. Edelman serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2009, the Board of Directors held one meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. As at October 31, 2009, all of our officers and directors had submitted their required reports.

Code of Ethics and Conduct

Our Board of Directors has adopted a written Code of Business Ethics and Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is filed at Exhibit 14.1 hereto and incorporated by reference herein.

ITEM 11.               EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - Fiscal Years Ended October 31, 2009 and 2008

The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2009 exceeded $100,000.

Name and Principal
Position	Year	Salary

Michael E. Schultz	2009	$ 175,000
President and Chief Executive Officer	2008	$ 175,000

Asher B. Edelman	2009	$ 175,000
Chairman of the Board and Executive Committee	2008	$ 175,000

Reginald Schauder	2009	$ 124,000
Vice President, Chief Financial Officer	2008	$ 124,000
Treasurer and Secretary

Employment Agreements

None

In order to improve the Company’s cash flow, Messrs. Edelman and Schultz each agreed to defer receipt of their annual salaries effective November 1, 2009. Additionally, effective November 1, 2009 Mr. Schauder agreed to defer receipt for $12,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses during the year. At October 31, 2009, the total liability under these agreements was $0. Due to the sale of a piece of property in the fourth quarter of fiscal 2009, all amounts outstanding under these agreements were repaid before year end.

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

In October 1991, each of three executive officers of the Company voluntarily withdrew from participation in the Retirement Plan. As a result of prior service, Messrs. Edelman and Schauder have deferred monthly accumulated benefits of approximately $1,900 and $600, respectively, as of October 31, 2009. Mr. Schultz has no benefit under the Retirement Plan. For further information on the Retirement Plan (see Note 17).

Outstanding Equity Awards at Fiscal Year End

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

COMPENSATION OF DIRECTORS

Except with respect to the options granted under the 1985 Plan (if any) as discussed above, directors who are not officers of the Company (if any) do not receive cash compensation for service as Directors. Directors are reimbursed for expenses incurred in attending Board and Committee meetings, including those for travel, food and lodging. There have been no expense reimbursements made in the past two years.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of October 15,2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock;(ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Canal Capital Corporation, 4 Morris Street, Port Jefferson Station, New York 11776;

	No. of Common Shares	Percent of Class
Name - Office, If Any	Beneficially owned (1)	of Common Stock(2)

Asher B. Edelman	1,909,605 (3)	44.13%
Chairman and Director

Michael E. Schultz	58,835 (4)	1.36%
Chief Executive Officer and Director

Reginald Schauder	100	*
Chief Financial Officer

William G. Walters	234,440 (5)	5.42%

Timothy D. O’Donnell	347,126 (6)	8.02%

*Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) A total of 4,326,929 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 15, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3) The number reported herein for Mr. Edelman includes 31,300 shares held in Mr. Edelman's retirement plan, 1,017,220 shares owned by A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), of which Mr. Edelman is the sole general partner, 590,186 shares of common stock owned by the Edelman Family Partnership, L.P. (“Edelman Family Partnership”), of which Mr. Edelman is the general partner, 43,830 shares of common stock owned by Edelman Value Partners, L.P. (“Value Partners”), of which Mr. Edelman is the sole stockholder of the general partner, 26,620 shares of common stock held by Canal Capital Corporation Retirement Plan (“Canal Retirement Plan”), of which Mr. Edelman serves as a trustee, 8,400 shares owned by Aile Blanche, Inc., of which Mr. Edelman is the sole stockholder and 3,399 shares owned by Felicitas Partners, L.P. ("Felicitas"), the general partner of which is Citas Partners ("Citas") of which Mr. Edelman is the controlling general partner. Edelman Limited Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the sole general partner of Edelman Limited Partnership. Edelman Family Partnership has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the general partner. Value Partners has shared power to vote and dispose of the shares owned by it. The power to dispose of such shares is exercisable by A. B. Edelman Management Company, Inc., a corporation controlled by Mr. Edelman as the sole stockholder. Canal Retirement Plan has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as trustee. Aile Blanche, Inc. has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as President. Felicitas has the sole power to vote and dispose of the shares owned by it, which power is exercisable by Mr. Edelman as the controlling general partner of Citas. Additionally, the number reported herein for Mr. Edelman includes 188,650 shares of common stock held in three Uniform Gifts to Minors Act accounts for the benefit of Mr. Edelman's children of which Mr. Edelman is the custodian.

(4) The number reported herein for Mr. Schultz excludes 26,620 shares of common stock held by the Canal Capital Corporation Retirement Plan of which Mr. Schultz serves as a trustee, as to which Mr. Schultz expressly disclaims beneficial ownership.

(5) The number reported herein for Mr. Walters includes 117,220 shares owned by Mr. Walters, 117,220 shares owned by Whale Securities Co., L.P., of which Mr. Walters is Chief Executive Officer. Mr. Walters has sole power to vote and dispose of the shares described herein.

(6) Represents 347,126 shares owned directly.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as set forth below, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2009 fiscal year which were required to be disclosed pursuant to the rules and regulations of the SEC.

At October 31, 2009, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $132,000 and $177,000 for the years ended October 31, 2009 and 2008, respectively. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and was repaid as funds became available in fiscal 2010. As of October 31, 2009, the balance due under these notes was $992,000 all of which is classified as long-term debt related party.

In April 2012, the Company sold 6 acres of land and the improvements thereon located in Sioux City, Iowa to the Company’s Chief Executive Officer, Michael E. Schultz, for $852,000 generating a gain of $346,000.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Mr. Asher B. Edelman serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

Canal was billed audit fees by Todman & CO., CPAs, PC their independent accountants $0 and $58,000 during fiscal 2009 and 2008, respectively, for audit services. “Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that we were normally provided by Todman in connection with our statuary and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service as of and for the year end October 31, 2009.

Effective as of April 18, 2012, Todman combined its practice with that of Raich Ende Malter & Co. LLP and the combined practice now operates under the name Raich Ende Malter & Co. LLP (“REM”). The Company’s Board of Directors has engaged REM to serve as the Company’s independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The Financial Statements are provided commencing at page F-1 to this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1

Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 3, 1984 (the "Form 10") and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

3.3

Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

10.1

1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).

10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

10.3

1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

Exhibit No.	Description

10.4	Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

10.5	Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.6	Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.7	$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.8	$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.9	$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics.

21*	Subsidiaries of the registrant.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

INVESTOR INFORMATION

Annual Meeting	Corporate Headquarters

The Annual Meeting of Shareholders of Canal Capital Corporation will be held in our offices at 4 Morris Street, Port Jefferson Station NY, 11776 on a date to be announced.	4 Morris Street, Port Jefferson Station, NY 11776

Stock Certificates

The Board of Directors of Canal Capital Corporation urges all shareholders to vote their shares in person or by proxy and thus participate in the decisions that will be made at the annual meeting.	Inquiries regarding change of name or address, or to replace lost certificates should be made directly to American Stock Transfer and Trust Co., 59 Maiden Lane, New York, NY 10007 or telephone (718) 921-8200

Stock Listing	Auditors

Canal Capital Corporation common stock listed on the over-the-counter market through the “pink sheets”.	Raich Ende Malter & Co. LLP 90 Merrick Avenue - STE 802
East Meadow, NY 11554

Investment Analyst Inquiries
General Counsel

Analyst inquiries are welcome.	Proskauer Rose LLP
1585 Broadway

Phone or write: Michael E. Schultz,	New York, NY 10036
President at (631) 234-0140	(212) 969-3000

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED OCTOBER 31, 2009 AND 2008

The following documents are filed as part of this report:

(a) 1. Financial Statements --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Canal Capital Corporation:

We have audited the accompanying consolidated balance sheets of Canal Capital Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of October 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canal Capital Corporation and Subsidiaries at October 31, 2008, and the results of their operations and their cash flows for the year ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/S/ Todman & Co., CPAs,P.C.
New York, New York
TODMAN & CO., CPAs, P.C.
January 27, 2009
Certified Public Accountants (N.Y.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
Canal Capital Corporation:
Port Jefferson Station, NY

We have audited the accompanying balance sheets of Canal Capital Corporation (the “Company”) as of October 31, 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended October 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation as of October 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

RAICH ENDE MALTER & CO. LLP
New York, New York
October 30, 2012

F-2A

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
ASSETS
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$154,624	$21,115
RESTRICTED CASH - TRANSIT INSURANCE	30,690	26,736
ACCOUNTS RECEIVABLE	106,425	147,140
STOCKYARDS INVENTORY	16,586	24,426
PREPAID EXPENSES	16,965	12,955
TOTAL CURRENT ASSETS	325,290	232,732

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $ 450,199 AND $ 427,999 AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	1,358,607	1,645,807

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $ 178,386 AND $ 230,867 AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	988,322	1,124,871

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	91,510
OTHER ASSETS:
RESTRICTED CASH - LETTER OF CREDIT	130,000	100,000
ART INVENTORY	100,000	102,700
	230,000	202,700
TOTAL ASSETS	$3,174,744	$3,297,260

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$181,274	$328,093
LINE OF CREDIT - ORDER BUYING	62,000	122,000
TRANSIT INSURANCE	30,690	26,736
INCOME TAXES PAYABLE	0	10,000

TOTAL CURRENT LIABILITIES	273,964	486,829

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	992,000	1,262,000
LONG-TERM PENSION LIABILITY	796,672	590,075
PREFERRED STOCK DIVIDEND PAYABLE	0	84,712
SALARIES AND INTEREST PAYABLE - OFFICERS	0	27,317
REAL ESTATE TAXES PAYABLE	222,791	115,165

TOTAL NON-CURRENT LIABILITIES	2,011,463	2,079,269

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' (DEFICIT) EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 9,102,655 AND 9,102,655 SHARES ISSUED AND OUTSTANDING AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10.00 PER SHARE FOR $ 91,026,550 AND $ 91,026,550 AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED & 4,326,929 SHARES OUTSTANDING AT OCTOBER 31, 2009 AND 2008, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	28,322,341

ACCUMULATED DEFICIT	(11,862,039)	(15,025,327)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME (LOSS):
PENSION VALUATION RESERVE	(1,915,985)	(1,706,472)

	889,317	731,162

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,174,744	$3,297,260

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	October 31,
	2009	2008

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	$1,537,070	$1,190,000
REAL ESTATE RENTAL	376,941	458,086
EXCHANGE BUILDING RENTAL	27,525	33,270
	1,941,536	1,681,356

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	492,859	177,368
LABOR, OPERATING AND MAINTENANCE	56,006	78,979
DEPRECIATION AND AMORTIZATION	22,200	22,200
TAXES OTHER THAN INCOME TAXES	24,600	26,061
GENERAL AND ADMINISTRATIVE	40,335	44,585
	636,000	349,193

INCOME FROM REAL ESTATE OPERATIONS	1,305,536	1,332,163

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	2,254,258	2,429,621
FEED AND BEDDING INCOME	180,561	189,004
RENTAL & OTHER INCOME	156,463	150,005
	2,591,282	2,768,630

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	1,143,414	1,399,164
OTHER OPERATING AND MAINTENANCE	700,060	844,887
FEED AND BEDDING EXPENSE	131,985	173,371
DEPRECIATION AND AMORTIZATION	21,274	19,817
TAXES OTHER THAN INCOME TAXES	244,514	168,030
GENERAL AND ADMINISTRATIVE	359,947	353,945
	2,601,194	2,959,214

(LOSS) INCOME FROM STOCKYARD OPERATIONS	(9,912)	(190,584)

GENERAL AND ADMINISTRATIVE EXPENSE	(907,705)	(1,070,536)

INCOME (LOSS) FROM OPERATIONS	387,919	71,043

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
Continued ...

	October 31,
	2009	2008
OTHER (EXPENSES) INCOME:
INTEREST AND OTHER INCOME	32,010	55,021
INTEREST EXPENSE-RELATED PARTY	(132,173)	(176,776)
LOSS FROM ART SALE	(4,800)	(4,800)
	(104,963)	(126,555)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	282,956	(55,512)
(BENEFIT) PROVISION FOR INCOME TAXES	0	0
NET INCOME (LOSS)	282,956	(55,512)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	(209,513)	(114,210)
COMPREHENSIVE INCOME (LOSS)	$73,443	$(169,722)

NET INCOME (LOSS) PER COMMON SHARE:
- BASIC	$0.02	$(0.03)
- DILUTED	$0.02	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES:
- BASIC	4,326,929	4,326,929
- DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2009 AND 2008

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER
	OF		OF
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, OCTOBER 31, 2007	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
PREFERRED STOCK DIVIDEND		0	0	0
DISTRIBUTION	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
RECLASSIFY PREF. STK. DIV.		0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0
BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL			TREASURY STOCK,
	PAID-IN	ACCUMULATED	COMPREHENSIVE	AT COST
	CAPITAL	DEFICIT	(LOSS)INCOME	986,865 SHARES

BALANCE, OCTOBER 31, 2007	$28,322,341	$(14,885,103)	$(1,592,262)	$(11,003,545)
NET INCOME	0	(55,512)	0	0
PREFERRED STOCK DIVIDEND	0	(84,712)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(114,210)	0

BALANCE, OCTOBER 31, 2008	$28,322,341	$(15,025,327)	$(1,706,472)	$(11,003,545)
NET LOSS	0	282,956	0	0
RECLASSIFY PREF. STK. DIV.	(2,795,620)	2,880,332	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$25,526,721	$(11,862,039)	$(1,915,985)	$(11,003,545)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	OCTOBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$282,956	$(55,512)
ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH (USED) BY
OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	43,474	42,017
GAIN ON SALES OF REAL ESTATE	(1,044,211)	(1,012,632)
MINIMUM PENSION LIABILITY ADJUSTMENT	(209,513)	(114,210)

DECREASE (INCREASE) IN ASSETS:
ACCOUNTS RECEIVABLE	40,715	(71,261)
STOCKYARDS INVENTORY	7,840	(7,665)
PREPAID EXPENSES	(4,010)	15,884
RESTRICTED CASH - LETTER OF CREDIT	(30,000)	(100,000)
RESTRICTED CASH - TRANSIT INSURANCE	(3,954)	18,216
DEPOSITS AND OTHER	2,700	0

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(146,819)	79,508
LINE OF CREDIT - ORDER BUYING	(60,000)	0
PENSION PLAN PAYABLE	206,597	175,258
INCOME TAXES PAYABLE	(10,000)	0
SALARIES AND INTEREST PAYABLE - OFFICERS	(27,317)	(196,599)
REAL ESTATE TAXES PAYABLE	107,626	6,183
TRANSIT INSURANCE	3,954	18,216

TOTAL ADJUSTMENTS	(1,122,918)	(1,147,085)

NET CASH USED BY OPERATING ACTIVITIES	(839,962)	(1,202,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF REAL ESTATE	1,537,070	1,190,000
PROCEEDS FROM MORTGAGE NOTE RECEIVABLE	0	1,600,000
COSTS RELATING TO SALES OF REAL ESTATE	(188,599)	(104,368)
CAPITAL EXPENDITURES	(105,000)	(64,845)

NET CASH (USED) PROVIDED BY INVESTING
ACTIVITIES	1,243,471	2,620,787

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENT OF LONG-TERM DEBT OBLIGATIONS	(270,000)	(1,425,000)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	133,509	(6,810)
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	21,115	27,925

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154,624	$21,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

INTEREST EXPENSE	$132,173	$176,776

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Canal Capital Corporation ("Canal"), incorporated in the state of Delaware in 1964, commenced business operations through a predecessor in 1936.

Going Concern - While the Company is currently operating as a going concern, certain significant factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and is obligated to continue making substantial annual contributions to its defined benefit pension plan. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Additionally, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Canal’s cash flow position has been under significant strain under the past several years. Canal continues to closely monitor and reduce, where possible, its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its antiquities art inventories to enhance current cash flows. Management is unsure if its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its future business activities. There can be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements. Canal may, as it has in the past, be forced to sell incoming producing assets to raise needed cash, thereby, further adversely impacting future revenues. As of the date of this report Canal has sold its Sioux Falls, South Dakota property (formerly used in stockyard operations); two of its three remaining rental properties and its stockyard operations (30 acres of land and the improvements thereon) located in St. Joseph, Missouri.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal has listed the property for sale with a local real estate agency. The net value of this property was transferred to property held for development or resale as of October 31, 2009.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.              RESTATEMENT AND RECLASSIFICATIONS

The Company has restated its previously issued Consolidated Financial Statements to correct the recording of the gain on sale of property and other errors. The Company has also reclassified its recording of past preferred stock dividends as an adjustment to accumulated deficit.

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjustment	As Restated

Consolidated Balance Sheet
ACCOUNTS RECEIVABLE	$72,702	$33,723	$106,425
PROPERTY ON OPERATING LEASES	1,073,607	285,000	1,358,607
ACCOUNTS PAYABLE & ACCR. EXP.	194,394	(13,120)	181,274
ACCRUED PROFESSIONAL FEES	84,570	(84,570)	0
LINE OF CREDIT - ORDER BUYING	0	62,000	62,000
TRANSIT INSURANCE	0	30,690	30,690
INCOME TAXES PAYABLE	10,000	(10,000)	0
PREFERRED STOCK DIV. PAYABLE	157,735	(157,735)	0
REAL ESTATE TAXES PAYABLE	141,725	81,066	222,791
ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,068,051)	3,206,012	(11,862,039)

Consd. Stmt. Of Operations
COST OF REAL ESTATE SOLD	777,859	(285,000)	492,859
TAXES OTHER THAN INCOME TAXES	163,448	81,066	244,514
GENERAL & ADMIN. EXPENSE	956,428	(48,723)	907,705

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Property held for Development or Resale -- Property held for development or resale consists of approximately 37 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

C) Income Taxes -- Canal and its subsidiaries file a consolidated Federal income tax return. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

The Company follows the uncertainty in income taxes guidance, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, as follows:

Federal	2009 and beyond
New York State	2009 and beyond
Minnesota State	2009 and beyond
Missouri State	2009 and beyond
Nebraska State	2009 and beyond
Iowa State	2009 and beyond

D) Accounting Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E) Art Inventory - Inventory of art consisting of antiquities is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2009 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

F) Stockyard Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

G) Revenue Recognition –- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

Other Income (Expense) Items -- Art sales are recognized using the specific identification method, when the piece is shipped to the purchaser.

H) Comprehensive Income (Loss) -- The Company’s only adjustments for each classification of the comprehensive income was for minimum pension liability.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

I) Statements of Cash Flows -- The company considers all short-term investments with a maturity of three months or less to be cash equivalents.

J) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

The shares issuable upon the exercise of stock options are excluded from the calculation of net income (loss) per share as their effect would be antidilutive.

K) Recent Accounting Pronouncements –- In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06"). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We do not believe that adoption of ASU 2010-06 will have a significant impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04"). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05"). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.                 RELATED PARTY DEBT

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes currently carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $132,000 and $177,000 for the years ended October 31, 2009, and 2008, respectively.

At October 31, 2009, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

	October 31,
	2009	2008

Mortgage notes due May 15, 2015 - related party (see Note 18)	$992,000	$1,262,000

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $62,000 and $122,000 at October 31, 2009 and 2008, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.                   INCOME TAXES

Significant components of the Company’s deferred asset/(liability) as of October 31, 2009 and 2008 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward:

	2009	2008
Total Gross Deferred Tax assets	$4,199,000	$4,000,000
Less - Valuation Allowance	(4,199,000)	(4,000,000)
Net Deferred Tax Assets	$0	$0
Total Gross Deferred Tax Liability	$0	$0
Net Deferred Tax Asset (Liability)	$0	$0

Actual income tax (benefit) expense differs from the “expected” tax expense computed by applying the U.S. federal corporate tax rate of 34% to income(loss) before income taxes as follows:

	2009	2008

Computed Expected Tax (Benefit)Expense	$96,000	$(19,000)
Change in Valuation Allowance	(96,000)	13,000
Other	0	6,000

	$0	$0

At October 31, 2009, the Company has net operating loss carryforwards of approximately $11,500,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $(199,000)and $80,000 during the years ended October 31, 2009 and 2008, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.             STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, 550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no options outstanding under either of these plans at October 31, 2009 or 2008.

7.               ART INVENTORY

Antiquities art represented 100% of total art inventory at both October 31, 2009 and 2008, respectively. The Company has recorded a valuation allowance of $396,000 and $396,000 against its inventory to reduce it, to reflect management’s estimate, of its net realizable value at October 31, 2009 and 2008, respectively, based on the history of losses sustained on inventory items sold in the current and previous years. There were no art sales in fiscal 2009 or 2008.

8.               Restricted Cash

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

Letter of Credit - This is a $130,000 deposit with HNB to secure a Letter of Credit issued by the bank for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.                       Minimum Future Rentals on Operating Leases

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $285,000, $270,000, $210,000, $110,000 and $110,000 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

10.                    FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

Canal is engaged in two distinct businesses -- real estate and stockyard operations.

The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.

	October 31,
	2009	2008
Identifiable assets:

Real estate	$1,720,000	$1,737,000
Stockyard operations	1,369,000	1,357,000
Corporate	86,000	203,000

	$3,175,000	$3,297,000

	2009	2008
Capital expenditures:

Real estate	$0	$0
Stockyard operations	105,000	65,000
Corporate	0	0
	$105,000	$65,000

Income from real estate operations includes gains on sales of real estate of $1,044,000 and $1,013,000 in 2009 and 2008, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.                   EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

During each of the fiscal years ended October 31, 2009 and 2008, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2009 and 2008. Dividends accrued or declared on preferred stock during the years ended October 31, 2009 and 2008 were approximately $0 and $85,000.

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

Basic and diluted earnings (losses) available to common stockholders at October 31, 2009 and 2008 were:

	For the Year Ended October 31, 2009
	Income		Shares
Per-share
	(Numerator)	(Denominator)	Amount

Net income	$283,000

Less preferred stock dividends	0

(Loss) available to common stock- holders-diluted earnings per share	$283,000	4,327,000	$0.07

	For the Year Ended October 31, 2008
	Income		Shares
Per-share
	(Numerator)	(Denominator)	Amount

Net income	$(56,000)

Less preferred stock dividends	(85,000)

(Loss) available to common stock- holders-diluted earnings per share	$(141,000)	4,327,000	$(0.03)

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.             LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Environmental Protection Agency

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2009, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

13.               Property Held for Development or Resale

A schedule of the Company’s property held for development or resale at October 31, 2009 is as follows (000's omitted):

Description (1)	Land

02 acres of land in Sioux City, IA	$53
35 acres of land in Sioux Falls, SD	220
$273

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.                Property on Operating Leases

A schedule of the Company’s property on operating leases at October 31, 2009 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/09
New York office Various leasehold improvements	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(16)	1,155

1 acre of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(426)	69

6 acres of land in Sioux City, IA Acquired in 1937	400	0	(265)	0	0	135
	$1,560	$514	$(265)	$0	$(450)	$1,359

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

15.              Property used in Stockyard Operations

A schedule of the Company’s property used in stockyard operations at October 31, 2009 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/09

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(179)	$988

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.                   PREFERRED STOCK ISSUANCE

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

Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 3). The last cash dividend paid on Canal's preferred stock was in September 1989. The last dividend payment (which was paid in additional stock) was for the quarter ended June 30, 2006. The dividend payable from July 1, 2006 through October 31, 2009 has been accrued but not paid. Additionally, the dividends payable through December 31, 2009 have been accrued but not paid. This results in the Company being in arrears on its quarterly dividends for eighteen full quarters.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.                   PENSION PLANS

Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $49,000 for fiscal 2009 and $50,000 for fiscal 2008. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

The following tables set forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2009 and 2008.

	Plan Year
($ 000's Omitted)	2009	2008

Benefit obligation

Benefit obligation at beginning of year	$1,518	$1,786
Service cost	7	8
Interest cost	110	104
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial (gain) loss	304	(200)
Benefits paid	(120)	(180)

Benefit obligation at end of year	$1,819	$1,518

Plan assets

Fair value of plan assets at beginning of year	$928	$1,371
Actual return on plan assets	85	(312)
Employer contribution	128	50
Plan participants’ contributions	0	0
Benefits paid	(120)	(180)

Fair value of plan assets at end of year	$1,022	$928

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2009	2008
Net Amount Recognized
Funded Status	$(797)	$(590)

Amounts Recognized in the Consolidated Balance Sheets as of October 31,
Current Liabilities	$0	$0
Non-current Liabilities	(797)	(590)
Net Amount Recognized	$(797)	$(590)

Amounts Recognized in Accumulated Other Comprehensive Income as of October 31,
Net Loss	$1,916	$1,706

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$1,819	$1,518
Accumulated Benefit Obligation	1,805	1,507
Fair Value of Plan Assets	1,022	928

Components of Net Periodic Benefit Cost

Service Cost	$7	$8
Interest Cost	109	105
Expected Return on Plan Assets	(95)	(112)
Amortization of Prior Service Costs	0	0
Amortization of Net Loss or (Gain)	105	110

Net Periodic Benefit Cost	$125	$111

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2009	2008
Additional Information
Decrease in Minimum Liability Included in Other Comprehensive Income, Net of $0 Recognized due to FAS 158 for change in Accrued Benefit Cost and Funded Status	$0	$0

Weighted-Average Assumptions Used to Determine Benefit Obligations at October 31
Discount Rate	5.50%	7.50%
Rate of Compensation Increase	4.00%	5.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended October 31

Discount Rate	7.50%	6.00%
Expected Return on Plan Assets	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%

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

Cash Flows & Contributions

The company expects to contribute approximately $58,000 to its pension plan in fiscal 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending:

2010	$127,000
2011	139,000
2012	135,000
2013	141,000
2014	154,000
2015 through 2019	763,000

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.              RELATED PARTY TRANSACTIONS

At October 31, 2009, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $132,000 and $177,000 for the years ended October 31, 2009 and 2008, respectively. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2009. As of October 31, 2009, the balance due under these notes was $992,000, all of which is classified as long-term debt related party.

19.             SUBSEQUENT EVENTS

In December 2009, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location.

In September 2010, Canal sold approximately 35 acres of land and the improvements thereon located in Sioux Falls, South Dakota (formerly used in stockyard operations) for $2,000,000 generating a gain of $1,242,000.

In April 2012, Canal sold 6 acres of land and the improvements thereon located in Sioux City, Iowa to the company’s Chief Executive Officer, Michael E. Schultz for $852,000 generating a gain of $346,000.

In July 2012, Canal sold one acre of land and the improvements thereon located in South St. Paul, Minnesota for $839,000 generating a gain of $791,000.

In August 2012, Canal sold its stockyard operation (30 acres of land and the improvements thereon) located in St. Joseph, Missouri for $500,000 generating a loss of $577,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 30th day of October, 2012.

CANAL CAPITAL CORPORATION

By: /S/ Michael E. Schultz
        Michael E. Schultz
        President and Chief
        Executive Officer
        (Principal Executive Officer)

By: /S/ Reginald Schauder
        Reginald Schauder
        Chief Financial Officer
        (Principal Financial and
        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Chief
/S/ Michael E. Schultz	Executive Officer and Director
Michael E. Schultz	(Principal Executive Officer)	October 30, 2012

Vice President-Finance
Secretary and Treasurer
/S/ Reginald Schauder	(Principal Financial and
Reginald Schauder	Accounting Officer)	October 30, 2012

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	October 30, 2012

S-1

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 3, 1984 (the "Form 10") and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).

3.3

Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).

10.1

1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).

10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).

10.3

1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

10.4	Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).

10.5

Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.6

Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.7

$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

E-1

EXHIBIT INDEX (CONTINUED)

Exhibit No.	Description

10.8	$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

10.9	$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics.

21*	Subsidiaries of the registrant.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

E-2