Form 10-Q/A
period 2010-01-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

002-96666
(Commission File Number)

CANAL CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0102492
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended January 31, 2010 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on March 10, 2010. Where indicated, the financial data presented in the 10-Q is as at January 31, 2010, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) – January 31, 2010 and October 31, 2009	5
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Month Periods ended January 31, 2010 and 2009	7
Consolidated Statements of Cash Flows (Unaudited) for the Three Month Periods ended January 31, 2010 and 2009	9
Notes to (Unaudited) Consolidated Financial Statements	11

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	JANUARY 31,	OCTOBER 31,
	2010	2009
ASSETS:

CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$105,132	$154,624
RESTRICTED CASH – TRANSIT INSURANCE	40,910	30,690
ACCOUNTS RECEIVABLE	266,357	106,425
STOCKYARDS INVENTORY	2,850	16,586
PREPAID EXPENSES	32,624	16,965
TOTAL CURRENT ASSETS	447,873	325,290

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $455,749 AND $450,199 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,353,057	1,358,607
PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $181,754 AND $178,368 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	984,954	988,322
PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	130,000	130,000
ART INVENTORY	100,000	100,000
	230,000	230,000
	$3,288,409	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	JANUARY 31,	OCTOBER 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$162,975	$181,274
LINE OF CREDIT – ORDER BUYING	87,000	62,000
TRANSIT INSURANCE	40,910	30,690

TOTAL CURRENT LIABILITIES	290,885	273,964

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	992,000	992,000
LONG-TERM PENSION LIABILITY	796,672	796,672
SALARIES AND INTEREST PAYABLE – OFFICERS	110,720	0
REAL ESTATE TAXES PAYABLE	250,077	222,791

TOTAL NON-CURRENT LIABILITIES	2,149,469	2,011,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT JANUARY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,930,301)	(11,862,039)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME: PENSION VALUATION RESERVE	(1,888,985)	(1,915,985)

	848,055	889,317

	$3,288,409	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	72,544	95,999
EXCHANGE BUILDING RENTAL INCOME	3,686	7,713
	76,230	103,712

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	6,456	15,166
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,450	6,150
GENERAL AND ADMINISTRATIVE	4,800	9,900
	22,256	36,766

INCOME FROM REAL ESTATE OPERATIONS	53,974	66,946

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$494,423	$715,872
FEED AND BEDDING INCOME	27,700	58,034
RENTAL & OTHER INCOME	136,258	40,609
	658,381	814,515

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	264,743	350,006
OTHER OPERATING AND MAINTENANCE	140,057	183,869
FEED AND BEDDING EXPENSE	24,849	42,877
DEPRECIATION AND AMORTIZATION	3,368	4,954
TAXES OTHER THAN INCOME TAXES	39,954	44,163
GENERAL AND ADMINISTRATIVE	77,996	100,163
	550,967	726,032

INCOME FROM STOCKYARD OPERATIONS	107,414	88,483

GENERAL AND ADMINISTRATIVE EXPENSE	(204,946)	(224,683)

(LOSS) FROM OPERATIONS	(43,558)	(69,254)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
Continued ...

	2010	2009
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	126	177
INTEREST EXPENSE	(24,830)	(31,550)
ART SALES AND OPERATIONS	0	(1,200)
	(24,704)	(32,573)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(68,262)	(101,827)
PROVISION FOR INCOME TAXES	0	0
NET (LOSS)	(68,262)	(101,827)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

COMPREHENSIVE (LOSS)	$(41,262)	$(71,827)

NET (LOSS)PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$(0.02)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(68,262)	$(101,827)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	8,918	10,504
GAIN ON SALES OF REAL ESTATE	0	0
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

DECREASE (INCREASE) IN ASSETS
ACCOUNTS RECEIVABLE	(159,932)	(64,883)
STOCKYARDS INVENTORY	13,736	12,507
PREPAID EXPENSES	(15,659)	(35,480)
RESTRICTED CASH – LETTER OF CREDIT	0	0
RESTRICTED CASH – TRANSIT INSURANCE	(10,220)	(13,709)

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(18,299)	4,234
LINE OF CREDIT – ORDER BUYING	25,000	0
PENSION PLAN PAYABLE	0	0
SALARIES AND INTEREST PAYABLE - OFFICERS	110,720	128,550
REAL ESTATE TAXES PAYABLE	27,286	28,651
TRANSIT INSURANCE	10,220	0
TOTAL ADJUSTMENTS	18,770	100,374

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49,492)	(1,453)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
Continued ...

	2010	2009

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	0	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:
PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,492)	(1,453)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	154,624	21,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,132	$19,662

	JANUARY 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
INTEREST	$24,830	$31,550
INCOME TAXES	$0	$0

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Canal’s cash flow position has been under significant strain under the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its antiquities art inventories to enhance current cash flows. Management is unsure if its income from operations combined with its cost cutting program and planned reduction of its antiquities art inventory will enable it to finance its future business activities. There can be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements. Canal may, as it has in the past, be forced to sell incoming producing assets to raise needed cash, thereby, further adversely impacting future revenues. As of the date of this report Canal had previously sold its Sioux Falls, South Dakota property (formerly used in stockyard operations); two of its three remaining rental properties and its stockyard operations (30 acres of land and the improvements thereon) located in St. Joseph, Missouri.

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

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in Sioux Falls, South Dakota in December 2009 (collectively the “Stockyards”).

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. Canal has listed this property for sale with a local real estate agency. The net value of this property was transferred to property held for development or resale as of October 31, 2009.

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated
Consolidated Balance Sheet

ACCOUNTS RECEIVABLE	$232,634	$33,723	$266,357

PROPERTY ON OPERATING LEASES	1,068,057	285,000	1,353,057

ACCOUNTS PAYABLE & ACCR. EXP.	274,491	(111,516)	162,975

LINE OF CREDIT - ORDER BUYING	0	87,000	87,000

TRANSIT INSURANCE	0	40,910	40,910

ACCRUED PROFESSIONAL FEES	28,394	(28,394)	0

PREFERRED STOCK DIV. PAYABLE	175,735	(175,735)	0

INCOME TAXES PAYABLE	10,000	(10,000)	0

REAL ESTATE TAXES PAYABLE	169,011	81,066	250,077

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721

ACCUMULATED DEFICIT	(15,161,313)	3,231,012	(11,930,301)

Consd. Stmt. Of Operations

GENERAL & ADMIN. EXPENSE	211,946	(7,000)	204,946

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein. The shares issuable upon the exercise of stock options are excluded from the calculation of net income (loss) per share as their effect would be antidilutive.

B) Recent Accounting Pronouncements –- In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06"). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We do not believe that adoption of ASU 2010-06 will have a significant impact on our financial position, results of operations or cash flows.

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

4.	INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2010 and the results of its operations and its cash flows for the three month period ended January 31, 2010. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the two years ended October 31, 2009 and the notes thereto which are contained in Canal’s 2009 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2010.

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

Letter of Credit - This is a $130,000 deposit with Mercantile Bank to secure bonds required by the Packers and Stockyards Administration in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

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

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2010, the balance due under these notes was 992,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of $25,000 and $32,000 for the three month periods ended January 31, 2010 and 2009, respectively.

At January 31, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Jan. 31,	October 31,
($ 000's Omitted)	2010	2009

Variable rate mortgage notes due May 15, 2015 - related party	$992	$992
Less -- current maturities	0	0
Long-term debt	$992	$992

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $87,000 and $62,000 at January 31,2010 and October 31, 2009, respectively.

8.	ART INVENTORY

Antiquities art valued at $100,000 represented 100% of total art inventory at both January 31, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of January 31, 2010 the valuation allowance is approximately $396,000.

9.	INCOME TAXES

At January 31, 2010, the Company has net operating loss carry forwards of approximately $11,500,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10.	LEASE COMMITMENTS

Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of January 31, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

11.	MINIMUM FUTURE RENTALS ON OPERATING LEASES

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $275,000, $270,000, $210,000, $110,000 and $110,000 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.

12.	PROPERTY USED IN STOCKYARD OPERATIONS

A schedule of the Company’s property used in stockyard operations at January 31, 2010 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/10

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(182)	$985

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.	PROPERTY ON OPERATING LEASES

A schedule of the Company’s property on operating leases at January 31, 2010 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/10

New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(17)	1,154

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(431)	64

4 acres of land in Sioux City, IA Acquired in 1937	135	0	0	0	0	135

	$1,295	$514	$0	$0	$(456)	$1,353

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

A schedule of the Company’s property held for development or resale at January 31, 2010 is as follows (000's omitted):

Description	Land

02 acres of land Sioux City, IA	$53
35 acres of land Sioux Falls, SD	220
$273

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

15.	PENSION VALUATION RESERVE

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

For the three months ended January 31, 2010, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

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

17.	LEGAL PROCEEDINGS

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

18.	RELATED PARTY TRANSACTIONS

At January 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $25,000 and $32,000 for the three month periods ended January 31, 2010 and 2009, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of January 31, 2010, the balance due under these notes was $992,000 all of which is classified as long-term debt related party.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” below for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Our Financial Statements and Forward-looking Statements

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

Canal Capital Corporation’s fiscal year ends on October 31, of each calendar year. Each reference to a fiscal quarter refers to a three-month period ending on either, January 31, April 30 and July 31, of the calendar year indicated, and each reference to a fiscal year refers to the fiscal year ended October 31 of the calendar year indicated.

Overview of the Company’s Business

Canal Capital Corporation engages in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company is involved in the management and sale of its real estate properties and, until August 2012, in the operation of central public stockyards. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary Canal Arts Corporation.

At January 31, 2010, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consisted, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 37 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

Recent Developments

Due to cash flow constraints, the Company has entered a program of closely monitoring and reducing where possible its operating expenses. As part of that program, the Company has sold most of its property and has reduced the level of its art inventories to enhance cash flows. In September 2010, Canal sold approximately 35 acres of land and the improvements thereon located in Sioux Falls, South Dakota (formerly used in stockyard operations) for $2,000,000, generating a gain of $1,242,000. In April 2012, Canal sold 6 acres of land and the improvements thereon located in Sioux City, Iowa to the company’s Chief Executive Officer, Michael E. Schultz for $852,000, generating a gain of $346,000. In July 2012, Canal sold one acre of land and the improvements thereon located in South St. Paul, Minnesota for $839,000, generating a gain of $791,000. In August 2012, Canal sold its stockyard operation (30 acres of land and the improvements thereon) located in St. Joseph, Missouri for $500,000, generating a loss of $577,000. The Company’s only remaining real estate property is a rental property located in Omaha, Nebraska.

As a result of past financial constraints, the Company’s financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, and for the interim fiscal quarters have not been audited or reviewed by an independent auditor. In February 2012, the Company received notice from the SEC of its obligation to file audited and reviewed financial statements with its periodic reports and this is another in a series of corrective filings which the Company expects to file in order to comply with the SEC’s request. The Company expects to be fully compliant on or about March 31, 2013.

Management is unsure if its income from operations combined with its cost-cutting program and planned reduction of its antiquities art inventory will enable it to finance its future business activities or fund operating cash requirements. In the interim, management is undertaking efforts to identify appropriate business opportunities for the Company. If for some reason management is not able to identify an appropriate business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the attractiveness of the Company to another operating company and the Company’s ability to consummate a business combination.

Plan of Operations

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Three Months Ended January 31,
	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenue	$76	$104
Stockyard Revenue	659	815
Total Revenue	735	919

Costs and Expenses:
Real Estate Expenses	22	37
Stockyard Expenses	551	726
General and Administrative Expenses	205	225
Total Costs and Expenses	778	988

(Loss) Income from Operations	(43)	(69)
Other Income	0	0
Interest Expense	(25)	(32)
Other Expenses	0	(1)

Net (Loss) Income	$(68)	$(102)

Revenues

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first three months of fiscal 2010 decreased by $184,000 to $735,000 as compared with 2009 revenues of $919,000. The fiscal 2010 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

Real Estate Revenues: Real estate revenues for the three months ended January 31, 2010 of $76,000 accounted for 10.4% of the fiscal 2010 revenues as compared to real estate revenues of $104,000 or 11.3% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (95.2% and 92.6%) and rental income from commercial office space in its Exchange Building (4.8% and 7.4%) for the three months ended January 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Revenues: Stockyard revenues for the three months ended January 31, 2010 of $659,000 accounted for 89.6% of the fiscal 2010 revenues as compared to stockyard revenues of $815,000 or 88.7% for the same period in fiscal 2009. The 2010 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls stockyard operations in the fourth quarter of fiscal 2009. Stockyard revenues are comprised of yard handling and auction (75.1% and 87.9%), feed and bedding income (4.2% and 7.1%) and rental and other income (20.7% and 5.0%) for the three month periods ended January 31, 2010 and 2009, respectively. The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls stockyard operations as discussed above.

Art Revenues: Canal had no art sales in the first three months of fiscal 2010 or fiscal 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses were $0 and $1,200 for the three month periods ended January 31, 2010 and 2009, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Expenses

Real Estate Expenses: Real estate expenses for the three months ended January 31, 2010 of $22,000 decreased by $15,000 (39.5%) from real estate expenses of $37,000 for the same period in fiscal 2009. The decrease in real estate expenses is consistent with the 2010 decrease in real estate revenues. Real estate expenses are comprised of the cost of real estate sold (0.0% and 0.0%), labor, operating and maintenance (29.0% and 41.3%), depreciation and amortization (24.9% and 15.1%), taxes other than income taxes (24.5% and 16.7%) and general and administrative expenses (21.6% and 26.9%) for the three months ended January 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard Expenses: Stockyard expenses for the three months ended January 31, 2010 of $551,000 decreased by $175,000 (24.1%) from stockyard expenses of $726,000 for the same period in fiscal 2009. The decrease in stockyard expenses is consistent with the 2010 decrease in stockyard revenues. Stockyard expenses are comprised of labor and related costs (48.1% and 48.2%), other operating and maintenance (25.4% and 25.3%), feed and bedding expense (4.5% and 5.9%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (7.3% and 6.1%) and general and administrative expense (14.2% and 13.8%) for the three month periods ended January 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the three months ended January 31, 2010 of $205,000 decreased by $20,000 (8.9%) as compared to $225,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officers salaries (55.9% and 52.7%), pension expense (12.7% and 13.4%), insurance expense (6.5% and 5.9%), office salaries (11.1% and 10.5%), travel expense (3.3% and 4.2%) and professional fees (2.8% and 3.2%) for the three month periods ended January 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for the three months ended January 31, 2010 of $25,000 decreased by $7,000 (21.3%) from $32,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of its long-term debt in fiscal 2009. The principal balance outstanding at January 31, 2010 of $992,000 is classified as long-term debt-related party.

Net (Loss) Income

Canal recognized a net loss of approximately $68,000 in the first three months of fiscal 2010 as compared to a net loss of $102,000 for the same period in fiscal 2009. The decrease in the fiscal 2010 net loss was due primarily to the closure of the Sioux Falls stockyards operations in the fourth quarter of fiscal 2009, which was operating at a deficit.

Liquidity and Capital Resources

Cash and cash equivalents decreased $50,000, from $155,000 at October 31, 2009, to $105,000 at January 31, 2010. At January 31, 2010 the Company’s current assets exceeded current liabilities by approximately $157,000 which was an improvement, as compared to October 31, 2009 when the Company’s current assets exceeded current liabilities by approximately $51,000.

Net cash used in operating activities for the three months ended January 31, 2010 were $49,000, as compared to $1,000 for the same period in fiscal 2009, for a net decrease of $48,000. This decrease in cash used during the first fiscal quarter of 2010 was mainly due to a corresponding decrease in the net loss for the same period. The Company did not engage in any financing and investment activities, except with respect to its payment of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

As discussed above, Canal’s cash flow position has been under significant strain for the past several years. Canal continues to closely monitor and reduce where possible its operating expenses and plans to continue its program to develop or sell the property it holds for development or resale as well as to reduce the level of its art inventories to enhance current cash flows. Management is unsure if its income from operations combined with its cost-cutting program and planned reduction of its antiquities art inventory will enable it to finance its current business activities. There can be no assurance that Canal will be able to effectuate its planned antiquities art inventory reductions or that its income from operations combined with its cost cutting program in itself will be sufficient to fund operating cash requirements. Canal may, as it has in the past, be forced to sell income producing assets to raise needed cash, thereby, further adversely impacting future revenues. As of the date of this report Canal has sold its Sioux Falls, South Dakota property (formerly used in stockyard operations); two of its three remaining rental properties’ and its stockyard operations (30 acres of land and the improvements thereon) located in St. Joseph, Missouri.

Obligations under Material Contracts

At January 31, 2010, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $25,000 and $32,000 for the fiscal quarters ended January 31, 2010 and 2009, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2010, the balance due under these notes was $992,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

We are currently not party to any other material agreements, other than employment agreements, that impose any payment obligation, whether in cash or securities, on the Company now or in the future.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We are currently evaluating the impact on our financial statements of adopting the amendments in ASU 2010-06 and cannot estimate the impact of adoption at this time.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning July 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

For the quarter ended January 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Our management concluded that our internal control over financial reporting was not effective, as of October 31, 2009 through the period covered by this report, as we had limited accounting personnel and funds available for continuous legal and accounting advice as it pertained to our filing requirements with the SEC. Furthermore, since its annual report for the fiscal year ended October 31, 2008, the Company submitted its annual and quarterly financial statements in filings to the SEC without the benefit of the audit, and review, as applicable by an independent public accounting firm. Additionally, in our annual and quarterly reports on Forms 10-K and 10-Q for our fiscal years 2009, 2010 and 2011 there was a lack of adequate controls over the recording of gains on sales of properties and other transactions that constituted a material weakness in internal control over financial reporting.

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the three months ended January 31, 2010 and 2009 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the three months ended January 31, 2010 and 2009,included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during our first quarter ended January 31, 2010, but was not reported.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBIT No. 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT No. 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT No. 32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT No. 32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: October 30, 2012

CANAL CAPITAL CORPORATION

By:	/S/ Michael E. Schultz
Michael E. Schultz
President and Chief
Executive Officer
(Principal Executive Officer)

By:	/S/ Reginald Schauder
Reginald Schauder
Vice President-Finance,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)