Form 10-Q/A
period 2010-04-30
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [_]       No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]        No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value per share: 4,326,929 outstanding at October 15, 2012.

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended April 30, 2010 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on June 15, 2010. Where indicated, the financial data presented in the 10-Q is as at April 30, 2010, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) – April 30, 2010 and October 31, 2009	5

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited) for the Six and Three Month Periods ended April 30, 2010 and 2009	7

Consolidated Statements of Cash Flows (Unaudited) for the Six Month Periods ended April 30, 2010 and 2009	11

Notes to Unaudited Consolidated Financial Statements	13

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	APRIL 30,	OCTOBER 31,
	2010	2009
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$118,331	$154,624
RESTRICTED CASH – TRANSIT INSURANCE	50,240	30,690
ACCOUNTS RECEIVABLE	292,642	106,425
STOCKYARDS INVENTORY	22,428	16,586
PREPAID EXPENSES	41,501	16,965
TOTAL CURRENT ASSETS	525,142	325,290

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $461,299 AND $450,199 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,687,507	1,358,607

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $185,121 AND $178,386 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	981,587	988,322

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	140,000	130,000
ART INVENTORY	100,000	100,000
	240,000	230,000
	$3,706,761	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	APRIL 30,	OCTOBER 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$111,519	$181,274
LINE OF CREDIT – ORDER BUYING	187,000	62,000
TRANSIT INSURANCE	50,240	30,690

TOTAL CURRENT LIABILITIES	348,759	273,964

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	1,332,000	992,000
LONG-TERM PENSION LIABILITY	796,672	796,672
SALARIES AND INTEREST PAYABLE – OFFICERS	223,700	0
REAL ESTATE TAXES PAYABLE	179,486	222,791

TOTAL NON-CURRENT LIABILITIES	2,531,858	2,011,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT APRIL 30, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,979,212)	(11,862,039)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,861,985)	(1,915,985)

	826,144	889,317

	$3,706,761	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	139,814	193,044
EXCHANGE BUILDING RENTAL INCOME	7,279	15,387
	147,093	471,151

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	13,578	29,630
DEPRECIATION AND AMORTIZATION	11,100	11,100
TAXES OTHER THAN INCOME TAXES	11,000	12,300
GENERAL AND ADMINISTRATIVE	9,616	19,800
	45,294	141,899

INCOME FROM REAL ESTATE OPERATIONS	101,799	329,252

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,076,161	$1,479,436
FEED AND BEDDING INCOME	58,019	115,691
RENTAL & OTHER INCOME	180,341	89,675
	1,314,521	1,684,802

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	464,207	679,897
OTHER OPERATING AND MAINTENANCE	274,881	405,622
FEED AND BEDDING EXPENSE	50,299	92,148
DEPRECIATION AND AMORTIZATION	6,735	9,909
TAXES OTHER THAN INCOME TAXES	80,386	90,021
GENERAL AND ADMINISTRATIVE	189,482	223,412
	1,065,990	1,501,009

INCOME FROM STOCKYARD OPERATIONS	248,531	183,793

GENERAL AND ADMINISTRATIVE EXPENSE	(412,854)	(449,428)

(LOSS) INCOME FROM OPERATIONS	(62,524)	63,617

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
Continued ...

	2010	2009
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	230	7,779
INTEREST EXPENSE	(54,879)	(63,100)
ART SALES AND OPERATIONS	0	(2,400)
	(54,649)	(57,721)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(117,173)	5,896
PROVISION FOR INCOME TAXES	0	0
NET (LOSS) INCOME	(117,173)	5,896

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	60,000
COMPREHENSIVE (LOSS) INCOME	$(63,173)	$65,896

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.03)	$0.01

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	67,270	97,045
EXCHANGE BUILDING RENTAL INCOME	3,593	7,674
	70,863	367,439

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	7,122	14,464
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,550	6,150
GENERAL AND ADMINISTRATIVE	4,816	9,900
	23,038	105,133

INCOME FROM REAL ESTATE OPERATIONS	47,825	262,306

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$581,738	$763,564
FEED AND BEDDING INCOME	30,319	57,657
RENTAL & OTHER INCOME	44,083	49,066
	656,140	870,287

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	199,464	329,891
OTHER OPERATING AND MAINTENANCE	134,824	221,753
FEED AND BEDDING EXPENSE	25,450	49,271
DEPRECIATION AND AMORTIZATION	3,367	4,955
TAXES OTHER THAN INCOME TAXES	40,432	45,858
GENERAL AND ADMINISTRATIVE	111,486	123,249
	515,023	774,977

INCOME FROM STOCKYARD OPERATIONS	141,117	95,310

GENERAL AND ADMINISTRATIVE EXPENSE	(207,908)	(224,745)

(LOSS) INCOME FROM OPERATIONS	(18,966)	132,871

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009
Continued ...

	2010	2009
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	104	7,602
INTEREST EXPENSE	(30,049)	(31,550)
ART SALES AND OPERATIONS	0	(1,200)
	(29,945)	(25,148)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(48,911)	107,723
PROVISION FOR INCOME TAXES	0	0
NET (LOSS) INCOME	(48,911)	107,723

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000
COMPREHENSIVE (LOSS) INCOME	$(21,911)	$137,723

NET (LOSS) INCOME PER COMMON SHARE BASIC AND DILUTED	$(0.01)	$0.02

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(117,173)	$5,896
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	17,835	21,009
GAIN ON SALES OF REAL ESTATE	0	(193,651)
MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	60,000

DECREASE (INCREASE) IN ASSETS
ACCOUNTS RECEIVABLE	(186,217)	(94,721)
STOCKYARDS INVENTORY	(5,842)	2,239
PREPAID EXPENSES	(24,536)	(40,058)
RESTRICTED CASH – LETTER OF CREDIT	(10,000)	0
RESTRICTED CASH – TRANSIT INSURANCE	(19,550)	(39,694)

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(69,755)	24,919
LINE OF CREDIT – ORDER BUYING	125,000	0
PENSION PLAN PAYABLE	0	(45,024)
SALARIES AND INTEREST PAYABLE - OFFICERS	223,700	206,100
REAL ESTATE TAXES PAYABLE	(43,305)	30,633
TRANSIT INSURANCE	19,550	0
TOTAL ADJUSTMENTS	80,880	(68,248)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(36,293)	(62,352)

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

	APRIL 30,
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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated
Consolidated Balance Sheet

ACCOUNTS RECEIVABLE	$258,919	$33,723	$292,642
PROPERTY ON OPERATING LEASES	1,402,507	285,000	1,687,507

ACCOUNTS PAYABLE & ACCR. EXP.	341,201	(229,682)	111,519
LINE OF CREDIT - ORDER BUYING	0	187,000	187,000
TRANSIT INSURANCE	0	50,240	50,240
ACCRUED PROFESSIONAL FEES	19,558	(19,558)	0
PREFERRED STOCK DIV. PAYABLE	193,735	(193,735)	0
INCOME TAXES PAYABLE	10,000	(10,000)	0
REAL ESTATE TAXES PAYABLE	98,420	81,066	179,486
ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,228,224)	3,249,012	(11,979,212)

Consd. Stmt. Of Operations

GENERAL & ADMIN. EXPENSE	419,854	(7,000)	412,854

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, $550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at April 30, 2010 or 2009.

6.	RESTRICTED CASH

Letter of Credit - This is a $140,000 deposit with Mercantile Bank to secure bonds required by the Packers and Stockyards Administration in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

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

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2010, the balance due under these notes was $1,332,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $55,000 and $63,000 for the six month periods ended April 30, 2010 and 2009, respectively.

At April 30, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Apr. 31,	October 31,
($ 000's Omitted)	2010	2009
Variable rate mortgage notes due
May 15, 2015 - related party	$1,332	$992
Less -- current maturities	0	0
Long-term debt	$1,332	$992

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $187,000 and $62,000 at April 30, 2010 and October 31, 2009, respectively.

8.	ART INVENTORY

Antiquities art valued at $100,000 represented 100% of total art inventory at both April 30, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of April 30, 2010 the valuation allowance is approximately $396,000.

9.	INCOME TAXES

At April 30, 2010, the Company has net operating loss carry forwards of approximately $11,500,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10.	LEASE COMMITMENTS

Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of April 30, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

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

12.	PROPERTY USED IN STOCKYARD OPERATIONS

A schedule of the Company’s property used in stockyard operations at April 30, 2010 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/10

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$0	$(185)	$982

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.	PROPERTY ON OPERATING LEASES

A schedule of the Company’s property on operating leases at April 30, 2010 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/10
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(17)	1,154

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(437)	58

4 acres of land in Sioux City, IA Acquired in 1937	135	0	340	0	0	475
	$1,295	$514	$340	$0	$(462)	$1,687

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

A schedule of the Company’s property held for development or resale at April 30, 2010 is as follows (000's omitted):

Description	Land

02 acres of land Sioux City, IA	$53
35 acres of land Sioux Falls, SD	220
$273

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

15.	PENSION VALUATION RESERVE

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

For the six months ended April 30, 2010, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2010 is approximately $59,000. No contribution has been made to date. However, the Company expects to make the full required contribution before the end of the fiscal year.

16.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $5,000 and $10,000 for each of the six month periods ended April 30, 2010 and 2009.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

18.	RELATED PARTY TRANSACTIONS

At April 30, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $55,000 and $63,000 for the six month periods ended April 30, 2010 and 2009, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of April 30, 2010, the balance due under these notes was $1,332,000 all of which is classified as long-term debt related party.

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

At April 30, 2010, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consisted, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 37 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Six Months Ended April 30,
	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenue	$147	$471
Stockyard Revenue	1,315	1,685
Total Revenue	1,462	2,156

Costs and Expenses:

Real Estate Expenses	45	142
Stockyard Expenses	1,066	1,501
General and Administrative Expenses	413	449
Total Costs and Expenses	1,524	2,092

(Loss) Income from Operations	(62)	(64)
Other Income	0	7
Interest Expense	(55)	(63)
Other Expenses	0	(2)

Net (Loss) Income	$(117)	$6

Revenues

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the six month period ended April 30, 2010 decreased by $694,000 to $1,462,000 as compared with $2,156,000 for the same period in fiscal 2009. The fiscal 2010 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009 combined with a decrease of approximately $263,000 in sale of real estate.

Revenues for the three month period ended April 30, 2010 decreased by $510,000 to $727,000 as compared with $1,237,000 for the same period in fiscal 2009. The fiscal 2010 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009 combined with a decrease of approximately $263,000 in sale of real estate.

Real Estate Revenues: Real estate revenues for the six months ended April 30, 2010 of $147,000 accounted for 10.1% of the fiscal 2010 revenues as compared to real estate revenues of $471,000 or 21.9% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 55.8%), rentals and other lease income from the rental of vacant land and certain structures (95.1% and 41.0%) and rental income from commercial office space in its Exchange Building (4.9% and 3.2%) for the six months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first six months of fiscal 2010.

Real estate revenues for the three months ended April 30, 2010 of $71,000 accounted for 9.7% of the fiscal 2010 revenues as compared to real estate revenues of $367,000 or 29.7% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 71.5%), rentals and other lease income from the rental of vacant land and certain structures (94.9% and 26.4%) and rental income from commercial office space in its Exchange Building (5.1% and 2.1%) for the three months ended April 30, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the fiscal 2010.

Stockyard Revenues: Stockyard revenues for the six months ended April 30, 2010 of $1,315,000 accounted for 89.9% of the fiscal 2010 revenues as compared to stockyard revenues of $1,685,000 or 78.1% for the same period in fiscal 2009. The 2010 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls stockyard operations in the fourth quarter of fiscal 2009. Stockyard revenues are comprised of yard handling and auction (81.9% and 87.8%), feed and bedding income (4.4% and 6.9%) and rental and other income (13.7% and 5.3%) for the six month periods ended April 30, 2010 and 2009, respectively. The 2010 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls stockyard operations as discussed above.

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

Art Revenues: Canal had no art sales in the six month periods ended April 30, 2010 or 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses were $0 and $2,400 for the six month periods ended April 30, 2010 and 2009, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Canal had no art sales in the three month periods ended April 30, 2010 or 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses were $0 and $1,200 for the three month periods ended April 30, 2010 and 2009, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

Stockyard Expenses: Stockyard expenses for the six months ended April 30, 2010 of $1,066,000 decreased by $435,000 (29.0%) from stockyard expenses of $1,501,000 for the same period in fiscal 2009. The decrease in stockyard expenses is consistent with the 2010 decrease in stockyard revenues. Stockyard expenses are comprised of labor and related costs (43.5% and 45.3%), other operating and maintenance (25.8% and 27.0%), feed and bedding expense (4.7% and 6.1%), depreciation and amortization (0.6% and 0.7%), taxes other than income taxes (7.5% and 6.0%) and general and administrative expense (17.9% and 14.9%) for the six month periods ended April 30, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

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

General and Administrative

General and administrative expenses for the six months ended April 30, 2010 of $413,000 decreased by $37,000 (6.6%) as compared to $450,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officers salaries (56.4% and 52.7%), pension expense (12.9% and 13.4%), insurance expense (6.6% and 5.9%), office salaries (11.2% and 10.5%), travel expense (3.3% and 4.3%) and professional fees (2.9% and 3.2%) for the six month periods ended April 30, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

General and administrative expenses for the three months ended April 30, 2010 of $208,000 decreased by $17,000 (7.5%) as compared to $225,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officers salaries (57.0% and 52.7%), pension expense (13.0% and 13.3%), insurance expense (6.6% and 5.9%), office salaries (11.3% and 10.5%), travel expense (2.4% and 4.5%) and professional fees (2.9% and 3.2%) for the three month periods ended April 30, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for the six months ended April 30, 2010 of $55,000 decreased by $8,000 (13.0%) from $63,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of its long-term debt in fiscal 2009. The principal balance outstanding at April 30, 2010 of $992,000 is classified as long-term debt-related party.

Interest expense for the three months ended April 30, 2010 of $30,000 decreased by $2,000 (4.8%) from $32,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of its long-term debt in fiscal 2009. The principal balance outstanding at April 30, 2010 of $992,000 is classified as long-term debt-related party.

Net (Loss) Income

Canal recognized a net loss of approximately $117,000 in the six month period ended April 30, 2010 as compared to net income of approximately $6,000 for the same period in fiscal 2009. The income in fiscal 2009 was due primarily to the approximately $263,000 sale of real estate generating operating income of approximately $194,000.

Canal recognized a net loss of approximately $42,000 in the three month period ended April 30, 2010 as compared to net income of approximately $108,000 for the same period in fiscal 2009. The income in fiscal 2009 was due primarily to the approximately $263,000 sale of real estate generating operating income of approximately $194,000.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately $36,000, from $155,000 at October 31, 2009, to $118,000 at April 30, 2010. At April 30, 2010 the Company’s current assets exceeded current liabilities by approximately $176,000 which was an improvement, as compared to October 31, 2009 when the Company’s current assets exceeded current liabilities by approximately $51,000.

Net cash used in operating activities for the six months ended April 30, 2010 were $36,000, as compared to $62,000 for the same period in fiscal 2009, for a net decrease of $26,000. This decrease in cash used during the six months ended April 30, 2010 was not significant. During fiscal 2010 the Company invested $340,000 in capital expenditures and increased its long-tern debt by $340,000. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

At April 30, 2010, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $25,000 and $32,000 for the fiscal quarters ended April 30, 2010 and 2009, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2010, the balance due under these notes was $1,332,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

For the six months ended April 30, 2010, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the six months ended April 30, 2010 and 2009 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the six months ended April 30, 2010 and 2009,included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six month period ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the six month period ended April 30, 2010, but was not reported.

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