Form 10-Q/A
period 2010-07-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended July 31, 2010 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on September 13, 2010. Where indicated, the financial data presented in the 10-Q is as at July 31, 2010, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	JULY 31,	OCT. 31,
	2010	2009

ASSETS:

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$2,405	$154,624

RESTRICTED CASH – TRANSIT INSURANCE	37,225	30,690

ACCOUNTS RECEIVABLE	270,895	106,425

STOCKYARDS INVENTORY	4,857	16,586

PREPAID EXPENSES	61,939	16,965

TOTAL CURRENT ASSETS	377,321	325,290

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $466,849 AND $450,199 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,681,957	1,358,607

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $188,489 AND $178,386 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	1,013,219	988,322

PROPERTY HELD FOR DEVELOPMENT OR RESALE	272,525	272,525

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	140,000	130,000
ART INVENTORY	100,000	100,000

	240,000	230,000

	$3,585,022	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	JULY 31,	OCT. 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$108,929	$181,274
LINE OF CREDIT – ORDER BUYING	168,000	62,000
TRANSIT INSURANCE	37,225	30,690

TOTAL CURRENT LIABILITIES	314,154	273,964

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	1,332,000	992,000
LONG-TERM PENSION LIABILITY	782,132	796,672
SALARIES AND INTEREST PAYABLE – OFFICERS	337,875	0
REAL ESTATE TAXES PAYABLE	195,400	222,791

TOTAL NON-CURRENT LIABILITIES	2,647,407	2,011,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUTSTANDING AT JULY 31, 2010 AND OCTOBER 31, 2009, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(12,208,895)	(11,862,039)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME: PENSION VALUATION RESERVE	(1,834,985)	(1,915,985)

	623,461	889,317

	$3,585,022	$3,174,744

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	262,720
OUTSIDE REAL ESTATE RENT	207,084	290,037
EXCHANGE BUILDING RENTAL INCOME	9,693	22,160
	216,777	574,917

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	69,069
LABOR, OPERATING AND MAINTENANCE	19,343	43,683
DEPRECIATION AND AMORTIZATION	16,650	16,650
TAXES OTHER THAN INCOME TAXES	16,550	18,450
GENERAL AND ADMINISTRATIVE	16,873	29,700
	69,416	177,552

INCOME FROM REAL ESTATE OPERATIONS	147,361	397,365

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,353,303	$1,877,220
FEED AND BEDDING INCOME	79,836	150,991
RENTAL & OTHER INCOME	214,369	122,446
	1,647,508	2,150,657

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	610,017	922,270
OTHER OPERATING AND MAINTENANCE	386,417	563,524
FEED AND BEDDING EXPENSE	66,125	113,618
DEPRECIATION AND AMORTIZATION	10,103	14,863
TAXES OTHER THAN INCOME TAXES	116,272	127,085
GENERAL AND ADMINISTRATIVE	244,123	288,734
	1,433,057	2,030,094

INCOME FROM STOCKYARD OPERATIONS	214,451	120,563

GENERAL AND ADMINISTRATIVE EXPENSE	(620,896)	(680,400)

(LOSS) FROM OPERATIONS	(259,084)	(162,472)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
Continued ...

	2010	2009

OTHER (EXPENSE) INCOME:

INTEREST & OTHER INCOME	407	7,881

INTEREST EXPENSE	(88,179)	(94,650)

ART SALES AND OPERATIONS	0	(3,600)

	(87,772)	(90,369)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(346,856)	(252,841)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	(346,856)	(252,841)

OTHER COMPREHENSIVE (LOSS) INCOME: MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	90,000

COMPREHENSIVE (LOSS)	$(265,856)	$(162,841)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.08)	$(0.06)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	67,270	96,993
EXCHANGE BUILDING RENTAL INCOME	2,414	6,773
	69,684	103,766

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	5,765	14,053
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	5,550	6,150
GENERAL AND ADMINISTRATIVE	7,257	9,900
	24,122	35,653

INCOME FROM REAL ESTATE OPERATIONS	45,562	68,113

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$277,142	$397,784
FEED AND BEDDING INCOME	21,817	35,300
RENTAL & OTHER INCOME	34,028	32,771
	332,987	465,855

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	145,810	242,373
OTHER OPERATING AND MAINTENANCE	111,536	157,902
FEED AND BEDDING EXPENSE	15,826	21,470
DEPRECIATION AND AMORTIZATION	3,368	4,954
TAXES OTHER THAN INCOME TAXES	35,886	37,064
GENERAL AND ADMINISTRATIVE	54,641	65,322
	367,067	529,085

(LOSS) FROM STOCKYARD OPERATIONS	(34,080)	(63,230)

GENERAL AND ADMINISTRATIVE EXPENSE	(208,042)	(230,972)

(LOSS) FROM OPERATIONS	(196,560)	(226,089)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
Continued ...

	2010	2009

OTHER (EXPENSE) INCOME:

INTEREST & OTHER INCOME	177	102

INTEREST EXPENSE	(33,300)	(31,550)

ART SALES AND OPERATIONS	0	(1,200)

	(33,123)	(32,648)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(229,683)	(258,737)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	(229,683)	(258,737)

OTHER COMPREHENSIVE (LOSS) INCOME:

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	30,000

COMPREHENSIVE (LOSS)	$(202,683)	$(228,737)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.05)	$(0.06)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	JULY 2010	JULY 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(346,856)	$(252,841)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	26,753	31,513
GAIN ON SALES OF REAL ESTATE	0	(193,651)
MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	90,000

DECREASE (INCREASE) IN ASSETS

ACCOUNTS RECEIVABLE	(164,470)	(47,203)

STOCKYARDS INVENTORY	11,729	20,144

PREPAID EXPENSES	(44,974)	(32,294)

RESTRICTED CASH – LETTER OF CREDIT	(10,000)	(30,000)

RESTRICTED CASH – TRANSIT INSURANCE	(6,535)	(14,887)

INCREASE (DECREASE) IN LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(72,345)	(69,442)

LINE OF CREDIT – ORDER BUYING	106,000	0

PENSION PLAN PAYABLE	(14,540)	(45,024)

SALARIES AND INTEREST PAYABLE - OFFICERS	337,875	192,464

REAL ESTATE TAXES PAYABLE	(27,391)	59,283

TRANSIT INSURANCE	6,535	14,887

TOTAL ADJUSTMENTS	229,637	(24,210)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(117,219)	(277,051)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
Continued ...

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

          The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated
Consolidated Balance Sheet

ACCOUNTS RECEIVABLE	$237,172	$33,723	$270,895

PROPERTY ON OPERATING LEASES	1,396,957	285,000	1,681,957

ACCOUNTS PAYABLE & ACCR. EXP.	307,553	(198,624)	108,929

LINE OF CREDIT - ORDER BUYING	0	168,000	168,000

TRANSIT INSURANCE	0	37,225	37,225

ACCRUED PROFESSIONAL FEES	18,601	(18,601)	0

PREFERRED STOCK DIV. PAYABLE	211,735	(211,735)	0

INCOME TAXES PAYABLE	10,000	(10,000)	0

REAL ESTATE TAXES PAYABLE	114,334	81,066	195,400

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721

ACCUMULATED DEFICIT	(15,475,907)	3,267,012	(12,208,895)

Consd. Stmt. Of Operations

GENERAL & ADMIN. EXPENSE	627,896	(7,000)	620,896

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

7.        RELATED PARTY DEBT

          The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2010, the balance due under these notes was 1,332,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $88,000 and $95,000 for the nine month periods ended July 31, 2010 and 2009, respectively.

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

          The outstanding balances on this credit line were $168,000 and $62,000 at July 31, 2010 and October 31, 2009, respectively.

8.        ART INVENTORY

          Antiquities art valued at $100,000 represented 100% of total art inventory at both July 31, 2010 and October 31, 2009. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of July 31, 2010 the valuation allowance is approximately $396,000.

9.        INCOME TAXES

          At July 31, 2010, the Company has net operating loss carry forwards of approximately $11,500,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10.      LEASE COMMITMENTS

          Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

          There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of July 31, 2010. Accordingly, Canal has no future minimum payments due over the next five years.

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

13.      PROPERTY ON OPERATING LEASES

          A schedule of the Company’s property on operating leases at July 31, 2010 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical	Cost	Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/10

New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(17)	1,154

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(442)	53

4 acres of land in Sioux City, IA Acquired in 1937	135	0	340	0	0	475

	$1,295	$514	$340	$0	$(467)	$1,682

          Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.      PROPERTY HELD FOR DEVELOPMENT OR RESALE

          A schedule of the Company’s property held for development or resale at July 31, 2010 is as follows (000's omitted):

Description	Land

02 acres of land Sioux City, IA	$53
35 acres of land Sioux Falls, SD	220
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

For the nine months ended July 31, 2010, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2010 is approximately $22,000. A contribution of $14,000 has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

16.      401(k) PLAN

          The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $9,000 and $13,000 for each of the nine month periods ended July 31, 2010 and 2009.

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

          Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

          We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

18.      RELATED PARTY TRANSACTIONS

          At July 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $88,000 and $95,000 for the nine month periods ended July 31, 2010 and 2009, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of July 31, 2010, the balance due under these notes was $1,332,000 all of which is classified as long-term debt related party.

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

At July 31, 2010, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consisted, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 37 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

          The following tables set forth certain items in our statement of operations for the periods indicated:

	Nine Months Ended July 31,
	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenue	$217	$575
Stockyard Revenue	1,648	2,151
Total Revenue	1,865	2,726

Costs and Expenses:

Real Estate Expenses	70	178
Stockyard Expenses	1,433	2,030
General and Administrative Expenses	621	680
Total Costs and Expenses	2,124	2,888

(Loss) Income from Operations	(259)	(162)
Other Income	0	8
Interest Expense	(88)	(95)
Other Expenses	0	(4)

Net (Loss) Income	$(347)	$(253)

Revenues

          Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the nine month period ended July 31, 2010 decreased by $861,000 to $1,865,000 as compared with $2,726,000 for the same period in fiscal 2009. The fiscal 2010 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009 combined with a decrease of approximately $263,000 in sale of real estate.

          Revenues for the three month period ended July 31, 2010 decreased by $167,000 to $403,000 as compared with $570,000 for the same period in fiscal 2009. The fiscal 2010 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

          Real Estate Revenues: Real estate revenues for the nine months ended July 31, 2010 of $217,000 accounted for 11.6% of the fiscal 2010 revenues as compared to real estate revenues of $575,000 or 21.1% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 45.7%), rentals and other lease income from the rental of vacant land and certain structures (93.3% and 50.4%) and rental income from commercial office space in its Exchange Building (6.7% and 3.9%) for the nine months ended July 31, 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the significant decrease in the sale of real estate during the first nine months of fiscal 2010.

                              Real estate revenues for the three months ended July 31, 2010 of $70,000 accounted for 17.3% of the fiscal 2010 revenues as compared to real estate revenues of $104,000 or 18.2% for the same period in fiscal 2009. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (96.5% and 93.5%) and rental income from commercial office space in its Exchange Building (3.5% and 6.5%) for the three months ended July 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

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

Art Revenues: Canal had no art sales in the nine month periods ended July 31, 2010 or 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses were $0 and $3,600 for the nine month periods ended July 31, 2010 and 2009, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

                              Canal had no art sales in the three month periods ended July 31, 2010 or 2009. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Art expenses were $0 and $1,200 for the three month periods ended July 31, 2010 and 2009, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

General and Administrative

          General and administrative expenses for the nine months ended July 31, 2010 of $621,000 decreased by $59,000 (8.7%) as compared to $680,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officer’s salaries (56.6% and 51.4%), pension expense (12.9% and 13.2%), insurance expense (6.6% and 5.8%), office salaries (11.2% and 10.2%), travel expense (2.8% and 4.0%) and professional fees (2.9% and 3.2%) for the nine month periods ended July 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

          General and administrative expenses for the three months ended July 31, 2010 of $208,000 decreased by $23,000 (9.9%) as compared to $231,000 for the same period in fiscal 2009. The major components of general and administrative expenses are officer’s salaries (56.5% and 48.8%), pension expense (12.9% and 13.0%), insurance expense (6.6% and 5.7%), office salaries (11.2% and 9.8%), travel expense (2.9% and 3.4%) and professional fees (2.9% and 3.1%) for the three month periods ended July 31, 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

          Interest expense for the nine months ended July 31, 2010 of $88,000 decreased by $7,000 (6.8%) from $95,000 for the same period in fiscal 2009. The 2010 decrease is due primarily to Canal’s $300,000 partial repayment of its long-term debt in fiscal 2009. The principal balance outstanding at July 31, 2010 of $1,332,000 is classified as long-term debt-related party.

          Interest expense for the three months ended July 31, 2010 of $33,000 increased by $1,000 (5.5%) from $32,000 for the same period in fiscal 2009. The 2010 increase is due primarily to the fiscal 2010 increase in long-term debt. The principal balance outstanding at July 31, 2010 of $1,332,000 is classified as long-term debt-related party.

Net (Loss) Income

          Canal recognized a net loss of approximately $347,000 in the nine month period ended July 31, 2010 as compared to a net loss of approximately $253,000 for the same period in fiscal 2009. Included in the fiscal 2009 results was an approximately $263,000 sale of real estate generating operating income of approximately $194,000.

          Canal recognized a net loss of approximately $230,000 in the three month period ended July 31, 2010 as compared to a net loss of approximately $259,000 for the same period in fiscal 2009.

Liquidity and Capital Resources

          Cash and cash equivalents decreased approximately $153,000, from $155,000 at October 31, 2009, to $2,000 at July 31, 2010. At July 31, 2010 the Company’s current assets exceeded current liabilities by approximately $63,000 which was an improvement, as compared to October 31, 2009 when the Company’s current assets exceeded current liabilities by approximately $51,000.

          Net cash used in operating activities for the nine months ended July 31, 2010 were $117,000, as compared to $277,000 for the same period in fiscal 2009, for a net decrease of $160,000. This decrease in cash used during the nine months ended July 31, 2010 was not significant. During fiscal 2010 the Company invested $375,000 in capital expenditures and increased its long-term debt by $340,000. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

          At July 31, 2010, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2009 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $33,000 and $32,000 for the fiscal quarters ended July 31, 2010 and 2009, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2010, the balance due under these notes was $1,332,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

          For the nine months ended July 31, 2010, we did not have any off-balance sheet arrangements.

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

          As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

          In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the nine months ended July 31, 2010 and 2009 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the nine months ended July 31, 2010 and 2009,included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting during the nine month period ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

          We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

          We have no information to disclose that was required to be disclosed in a report on Form 8-K during the nine month period ended July 31, 2010, but was not reported.

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