Form 10-K/A
period 2010-10-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the one year period ended October 31, 2010

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
2010 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K for the period ended October 31, 2010 (the “10-K”), is to provide audited financial statements of Canal Capital Corporation (the “Company”) that were not provided by the Company in its original filing of the 10-K on January 24, 2011. Where indicated, the financial data presented in the 10-K is as of October 31, 2010, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

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

At October 31, 2010, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota in September 2010. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 2 acres of undeveloped land in Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

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

Real Estate

Canal is involved in the commercial real estate industry in the Midwest section of the United States. Commercial real estate refers to those real estate investment goods that can generate benefits in the form of leasing or rental income as well as from property appreciation. At October 31, 2010 Canal’s properties located in four Midwest states were, for the most part, on long term lease agreements or being held for resale. As of the date of this filing, Canal has one remaining rental property, located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Our Services

At October 31, 2010, Canal engaged in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company, was involved in the management, and sale of its real estate properties and the operation of a central public stockyard. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary, Canal Arts Corporation.

Real Estate Operations

At October 31, 2010, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consist, for the most part, of land and structures leased to third parties (a rail car repair shop, a lumber yard and a fast food retail business) as well as vacant land available for resale. Its principal real estate operating revenues are derived from lease income on its three long-term lease agreements and the proceeds from the sale of real estate properties.

In September 2010, Canal sold approximately 35 acres of land and the improvements thereon, previously used for stockyard operations located in Sioux Falls, South Dakota for $2.0 million generating a gain of $1.2 million. As of the date of this filing, the Company has sold all of its rental properties, with the exception of one located in Omaha, Nebraska which generates rental income of approximately $100,000 per year, and two acres of land that is available for development or resale.

Stockyard Operations

At October 31, 2010, Canal operated a central public stockyard located in St. Joseph, Missouri, and one located in Sioux Falls, South Dakota (collectively the “Stockyards”). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company’s principal stockyard revenues are derived from a per head charge (“yardage charge”) imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding.

In December 2009, after extensive efforts to reorganize and return our Sioux Falls, South Dakota stockyard to profitability, we ceased its stockyard operations and leased an approximately 10 acre portion of the property, on a month to month basis, to a group that formerly operated at the stockyards as an independent commission firm. In September 2010, we sold the entire Sioux Falls, South Dakota property (approximately 35 acres of land and improvements) for $2.0 million, which generated a gain of $1.2 million.

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

At October 31, 2010, Canal was in the process of selling, in an orderly manner, its remaining art inventory which consisted only of seven pieces of antiquity art. This was being accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. Canal did not have any art sales in fiscal 2009. As of the date of this filing, Canal has sold one piece of its antiquity art for $12,000 which generated an operating loss of $8,000. Additionally, at October 31, 2011, Canal recorded a $70,500 impairment charge to write down its remaining art inventory to a net realizable value of $10,000.

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

Customers

Stockyards - At October 31, 2010, we had approximately 500 customers at our St. Joseph, Missouri stockyard location all of which were considered small to medium size livestock producers. At that time there was no concentration of customers or group of customers who represent 20% or more of the Company’s stockyard revenues as at that date. As of the date of this report, we have sold our stockyard operations in Sioux Falls, South Dakota and in St. Joseph, Missouri, and we are no longer involved in the stockyards business.

Real Estate - At October 31, 2010, Canal’s real estate properties consisted primarily of three properties (each located in a different state) subject to long term lease agreements. Accordingly, each tenant represented approximately 33% of Canal’s rental revenues. As of the date of this report, the Company has sold all its rental properties, with the exception of one located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Art Inventory Held for Sale - Canal attempts to sell its remaining art inventory through independent art dealers and through sale at public art auctions. During fiscal year 2010, Canal did not work exclusively with any specific art dealer.

Sales and Marketing

At October 31, 2010, Canal advertised its stockyard services through print ads in the regional newspapers and carried on additional marketing activities through a network of market agencies and commission sales representatives. Canal has not engaged in such sales and marketing efforts since August 2012.

At October 31, 2010, Canal’s real estate properties are all on long term lease agreements with average terms of 10 years. In most cases, these lease agreements were renewed by the existing tenants and so we did not need to advertise. The lease on our one remaining real estate property has been renewed effective October 31, 2012 with an initial term of ten years.

Canal does not do any advertising or marketing on behalf of its art inventory.

Competition

At October 31, 2010, Canal competed in the area of real estate development with other regional developers, some of which were substantially larger and had significantly greater financial resources than Canal. As of the date of this report, the Company’s real estate operations have been substantially diminished to one property in Omaha, Nebraska which generates only $100,000 in income.

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

Employees

At October 31, 2010, Canal employed approximately 30 employees, and at such time was in material compliance with relevant United States labor laws. Canal currently employs 5 full time employees, three of which fill the responsibilities of senior management and accounting with the remaining two in administrative functions.

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

Canal's properties at October 31, 2010 include:

			Leased	Held (3)
	Year	Total	to Third	for	Current
Location	Acquired	Acreage (2)	Opertns	Resale	Status
St. Joseph, MO (1)	1942	30	0	0	Sold
S. St. Paul, MN	1937	1	1	0	Sold
Sioux City, IA	1937	8	6	2	Sold
Omaha, NE	1976	9	9	0	Leased
Total		48	17	2

NOTES

(1)	Canal operates one central public stockyard.
(2)	For information with respect to mortgages and pledges see Note 4.
(3)	For information related to property held for development see Note 3(B).

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously quoted on the OTC Bulletin Board but it is now being quoted on the over-the-counter electronic quotation system maintained by The OTC Markets, LLC, with a “yield” alert to indicate the unavailability of recent financial information. The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2010 as reported on the "pink sheets" were:

	Fiscal 2010			Fiscal 2009
Quarter Ended	High		Low	High		Low
January 31	$0.04	--	$0.02	$0.04	--	$0.02
April 30	$0.04	--	$0.02	$0.07	--	$0.02
July 31	$0.04	--	$0.02	$0.07	--	$0.03
October 31	$0.04	--	$0.02	$0.05	--	$0.03

Approximate number of holders of our common stock

As of October 31, 2010, there were approximately 700 holders of record of our common stock, par value $.01 per share. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

There were no cash dividends paid during the fiscal years ended October 31, 2010 and 2009. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings to support the Company’s cash flow and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no options outstanding under the Company’s equity compensation plans at October 31, 2010 or 2009.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended October 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of fiscal 2010.

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

As of October 31, 2010, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota, in September 2010. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 2 acres of undeveloped land in Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended October 31,
	2010	2009
	(In Thousands)
Revenues:
Real Estate Revenue	$2,285	$1,942
Stockyard Revenue	2,003	2,591
Total Revenue	4,288	4,533

Costs and Expenses:
Real Estate Expenses	849	636
Stockyard Expenses	1,820	2,601
General and Administrative Expenses	962	908
Total Costs and Expenses	3,631	4,145

Income (Loss) from Operations	657	388
Other Income	16	32
Interest Expense	(126)	(132)
Other Expenses	0	(5)

Net Income (Loss)	$547	$283

Revenues

At October 31, 2010,Canal’s revenues from continuing operations consist of revenues from its real estate and stockyard operations. Canal’s revenues in 2010 decreased by $0.2 million to $4.3 million as compared with 2009 revenues of $4.5 million. The fiscal 2010 decrease in revenues is due primarily to the closing of the Sioux Falls Stockyards in the fourth quarter of fiscal 2009.

Real Estate Revenues: Real estate revenues for 2010 of $2.3 million accounted for 53.3% of the 2010 total revenues as compared to revenues of $1.9 million or 42.8% for 2009. Real estate revenues are comprised of sale of real estate (87.5% and 79.2%), rentals and other lease income from the rental of vacant land and certain structures (12.0% and 19.4%) and rental income from commercial office space in its Exchange Buildings (0.4% and 1.4%) for 2010 and 2009, respectively. The percentage variations in the year to year comparisons are due primarily to the $0.5 million increase in sales of real estate for fiscal 2010.

Stockyard Revenues: Stockyard revenues for 2010 of $2.0 million accounted for 47.6% of the 2010 total revenues as compared to revenues of $2.6 million or 57.2% for 2009. Stockyard revenues are comprised of yard handling and auction (82.9% and 87.0%), feed and bedding income (5.0% and 7.0%), rental and other income (121% and 6.0%) for 2010 and 2009, respectively. The 2010 decrease in stockyard revenues as a percent of total revenues is due primarily to the closing of the Sioux Falls Stockyards in late 2009. There were no other significant percentage variations in the year to year comparisons.

Art Revenues: Art revenues are comprised of the proceeds from the sale of art. There were no art sales in fiscal 2010 or fiscal 2009. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Expenses

Real Estate Expenses: Real estate expenses for 2010 of $0.9 million increased by $0.3 million (33.5%) from $0.6 million in 2009. Real estate expenses are comprised of cost of real estate sold (89.3% and 77.5%), labor, operating and maintenance (2.9% and 8.8%), depreciation and amortization (2.6% and 3.5%), taxes other than income taxes (2.5% and 3.9%), and general and administrative expenses (2.7% and 6.3%) for 2010 and 2009, respectively. The percentage variations in the year to year comparisons of the other real estate operating expenses is due to the sharp increase in cost of real estate sold in fiscal 2010.

Stockyard Expenses: Stockyard expenses for 2010 of $1.8 million decreased by $0.8 million (30.0%) from $2.6 million in 2009. Stockyard expenses are comprised of labor and related costs (42.9% and 44.0%), operating and maintenance (27.0% and 26.9%), feed and bedding expense (4.6% and 5.1%), depreciation and amortization (0.7% and 0.8%), taxes other than income taxes (8.0% and 9.4%) and general and administrative expenses (16.8% and 13.8%) for 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Art Expenses: Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2010 Canal did not recognize any expenses from its art operations. In fiscal 2009, Canal recognized a loss from art operations of $5 thousand. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

General and Administrative

General and administrative expenses for 2010 of $1.0 million increased $0.1 million (6.0%) from $0.9 million in 2009. The major components of general and administrative expenses are officers salaries (52.6% and 48.4%),pension expense (12.1% and 13.1%), insurance expense (8.9% and 8.3%), office salaries (10.8% and 9.6%), travel expense (2.9% and 3.6%)and legal fees (2.5% and 5.4%) for 2010 and 2009, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for 2010 of $126,000 decreased by $6,000 (4.8%) from $132,000 in 2009. The 2010 decrease is due primarily to the $145,000 decrease in long-term debt outstanding at the end of fiscal 2010. At October 31, 2010 the outstanding balance of these notes was $847,000.

At October 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $126,000 and $132,000 for the years ended October 31, 2010 and 2009, respectively. At various times during fiscal 2010, the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was be repaid as funds became available in fiscal 2010. As of October 31, 2010, the balance due under these notes was $847,000, all of which is classified as long-term debt related party.

Interest and Other Income

Interest and other income of $16,000 for 2010 decreased $16,000 (50.8%) from $32,000 in fiscal 2009. Interest and other income is primarily comprised of dividend and interest income.

Net Income

Canal recognized net income of $0.5 million for 2010 as compared to the 2009 net income of $0.3 million. Canal’s 2010 net income of $0.5 million was due primarily to a $0.2 million reduction in its operating loss from stockyard operations combined with a $0.1 million increase in income from real estate operations. Canal’s 2009 net income of $0.3 million was due primarily to a $0.2 million reduction in its loss from stockyard operations.

Liquidity and Capital Resources

Cash and cash equivalents of $510,000 at October 31, 2010 increased $356 thousand from $155 thousand at October 31, 2009. Net cash used by operations in fiscal 2010 was $0.6 million. At October 31, 2010 the Company’s current assets exceeded current liabilities by approximately $0.4 million which represented an increase of $0.3 million over October 31, 2009 when current liabilities exceeded current assets by approximately $0.1 million.

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

Obligations Under Material Contracts

At October 31, 2010, all of the Company’s Long-Term Debt is held by the Company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $126,000 and $132,000 for the years ended October 31, 2010 and 2009, respectively. At various times during fiscal 2010 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2010. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restricts Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2010, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Art Inventory – Inventory of art consisting of antiquities only as of October 31, 2010 is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2010 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

Properties and Related Depreciation – Properties are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the properties. Such lives are estimated from 35 to 40 years for buildings and from 5 to 20 years for improvements and equipment.

Property held for Development or Resale – Property held for development or resale consist of approximately 2 acres, located in the Midwest of undeveloped land, not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.

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

For the year ended October 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of October 31, 2010 and 2009 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, as of October 31, 2010, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, management used a framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of October 31, 2009, due, we believe, primarily to the fact that we have limited personnel and funds available for continuous legal and accounting counsel as it pertains to our filing requirements with the SEC. As a result, since its annual report for the fiscal year ended October 31, 2008, the Company submitted its annual and quarterly financial statements in filings to the SEC without the benefit of the audit, and review, as applicable, by an independent public accounting firm. Additionally, in our annual reports on Form 10-K for the fiscal years ended October 31, 2009, 2010 and 2011 there was a lack of adequate controls over the recording of gains on sales of properties and other transactions, that constituted a material weakness in internal control over financial reporting.

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this annual report on Form 10-K for the fiscal years ended October 31, 2010 and 2009 will be another step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal years ended October 31, 2010 and 2009, included in this report, to contain material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Asher B. Edelman	71	Chairman of the Board
Michael E. Schultz	74	President, Chief Executive Officer & Director
Reginald Schauder	61	Chief Financial Officer, Secretary & Treasurer

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

Board Composition and Committees

Our board of directors currently consists of two members Asher B. Edelman and Michael E. Schultz. Mr. Edelman serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2010, the Board of Directors held one meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. As at October 31, 2010, all of our officers and directors had submitted their required reports.

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

SUMMARY COMPENSATION TABLE - Fiscal Years Ended October 31, 2010 and 2009

The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2010 exceeded $100,000.

Name and Principal
Position	Year	Salary

Michael E. Schultz	2010	$175,000
President and Chief Executive Officer	2009	$175,000

Asher B. Edelman	2010	$175,000
Chairman of the Board and Executive Committee	2009	$175,000

Reginald Schauder	2010	$136,000
Vice President, Chief Financial Officer, Treasurer and Secretary	2009	$124,000

Employment Agreements

None

In order to improve the Company’s cash flow, Messrs. Edelman and Schultz each agreed to defer receipt of their annual salaries effective November 1, 2009. Additionally, effective November 1, 2010 Mr. Schauder agreed to defer receipt for $24,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses during the year. At October 31, 2010, the total liability under these agreements was $175,000.

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

	No. of Common Shares	Percent of Class
Name - Office, If Any	Beneficially owned (1)	of Common Stock (2)

Asher B. Edelman Chairman and Director	1,909,605 (3)	44.13%

Michael E. Schultz Chief Executive Officer and Director	58,835 (4)	1.36%

Reginald Schauder Chief Financial Officer	100	*

William G. Walters	234,440 (5)	5.42%

Timothy D. O’Donnell	347,126 (6)	8.02%

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

Transactions with Related Persons

Except as set forth below, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2010 fiscal year which were required to be disclosed pursuant to the rules and regulations of the SEC.

At October 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $126,000 and $132,000 for the years ended October 31, 2010 and 2009, respectively. At various times during fiscal 2010 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and was repaid as funds became available in fiscal 2010. As of October 31, 2010, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

Independent Registered Public Accounting Firm’s Fees

Canal did not employ the services of outside accountants at any time during fiscal 2010 or 2009.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service as of and for the year end October 31, 2010.

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

Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 3, 1984 (the "Form 10") and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).
10.1	1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).
10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).
10.3	1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).

Exhibit No.	Description
10.4	Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).
10.5	Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.6	Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.7	$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.8	$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.9	$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Form 10-K filed October 25, 2012 and incorporated herein by reference).
21*	Subsidiaries of the registrant.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

INVESTOR INFORMATION

Annual Meeting	Corporate Headquarters

The Annual Meeting of Shareholders of Canal Capital Corporation will be held in our offices at 4 Morris Street, Port Jefferson Station NY, 11776 on a date to be announced.	4 Morris Street, Port Jefferson Station, NY 11776

The Board of Directors of Canal Capital Corporation urges all shareholders to vote their shares in person or by proxy and thus participate in the decisions that will be made at the annual meeting.	Stock Certificates

Inquiries regarding change of name or address, or to replace lost certificates should be made directly to American Stock Transfer and Trust Co., 59 Maiden Lane, New York, NY 10007 or telephone (718) 921-8200

Stock Listing	Auditors

Canal Capital Corporation common stock listed on the over-the-counter market through the “pink sheets”.	Raich Ende Malter & Co. LLP 90 Merrick Avenue - STE 802 East Meadow, NY 11554

Investment Analyst Inquiries	General Counsel

Analyst inquiries are welcome.	Proskauer Rose LLP 1585 Broadway

Phone or write: Michael E. Schultz, President at (631) 234-0140	New York, NY 10036 (212) 969-3000

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED OCTOBER 31, 2010 AND 2009

The following documents are filed as part of this report:

(a) 1.	Financial Statements --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
Canal Capital Corporation:
Port Jefferson Station, NY

We have audited the accompanying balance sheets of Canal Capital Corporation (the “Company”) as of October 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 2010 and 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RAICH ENDE MALTER & CO. LLP
New York, New York
October 30, 2012

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
ASSETS

CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$510,361	$154,624
RESTRICTED CASH - TRANSIT INSURANCE	26,000	30,690
ACCOUNTS RECEIVABLE	163,879	106,425
STOCKYARDS INVENTORY	14,608	16,586
PREPAID EXPENSES	12,461	16,965
TOTAL CURRENT ASSETS	727,309	325,290

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $ 472,399 AND $ 450,199 AT OCTOBER 31, 2010 AND 2009, RESPECTIVELY	1,676,407	1,358,607
PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $ 191,857 AND $ 178,386 AT OCTOBER 31, 2010 AND 2009, RESPECTIVELY	1,034,672	988,322
PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	272,525

OTHER ASSETS:
RESTRICTED CASH - LETTER OF CREDIT	140,000	130,000
ART INVENTORY	100,000	100,000
	240,000	230,000

TOTAL ASSETS	$3,730,638	$3,174,744

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$156,461	$181,274
LINE OF CREDIT - ORDER BUYING	154,366	62,000
TRANSIT INSURANCE	26,000	30,690

TOTAL CURRENT LIABILITIES	336,827	273,964

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	847,000	992,000
LONG-TERM PENSION LIABILITY	869,676	796,672
SALARIES AND INTEREST PAYABLE - OFFICERS	175,000	0
REAL ESTATE TAXES PAYABLE	44,543	222,791

TOTAL NON-CURRENT LIABILITIES	1,936,219	2,011,463

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' (DEFICIT) EQUITY:
PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 AND 9,102,655 SHARES ISSUED AND OUTSTANDING AT OCTOBER 31, 2010 AND 2009, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10.00 PER SHARE FOR $ 91,026,550 AND $ 91,026,550 AT OCTOBER 31, 2010 AND 2009, RESPECTIVELY	91,027	91,027
COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED & 4,326,929 SHARES OUTSTANDING AT OCTOBER 31, 2010 AND 2009, RESPECTIVELY	53,138	53,138
ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721
ACCUMULATED DEFICIT	(11,315,376)	(11,862,039)
986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME (LOSS):
PENSION VALUATION RESERVE	(1,894,373)	(1,915,985)

	1,457,592	889,317

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,730,638	$3,174,744

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	October 31,
	2010	2009

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	$2,000,000	$1,537,070
REAL ESTATE RENTAL	274,862	376,941
EXCHANGE BUILDING RENTAL	10,414	27,525
	2,285,276	1,941,536

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	758,408	492,859
LABOR, OPERATING AND MAINTENANCE	24,526	56,006
DEPRECIATION AND AMORTIZATION	22,200	22,200
TAXES OTHER THAN INCOME TAXES	21,600	24,600
GENERAL AND ADMINISTRATIVE	21,961	40,335
	848,965	636,000

INCOME FROM REAL ESTATE OPERATIONS	1,436,581	1,305,536

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	1,660,843	2,254,258
FEED AND BEDDING INCOME	99,974	180,561
RENTAL & OTHER INCOME	242,014	156,463
	2,002,831	2,591,282

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	781,058	1,143,414
OTHER OPERATING AND MAINTENANCE	492,031	700,060
FEED AND BEDDING EXPENSE	84,545	131,985
DEPRECIATION AND AMORTIZATION	13,470	21,274
TAXES OTHER THAN INCOME TAXES	146,014	244,514
GENERAL AND ADMINISTRATIVE	303,472	359,947
	1,820,590	2,601,194

INCOME (LOSS) FROM STOCKYARD OPERATIONS	182,241	(9,912)

GENERAL AND ADMINISTRATIVE EXPENSE	(962,131)	(907,705)

INCOME FROM OPERATIONS	656,691	387,919

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
Continued ...

	October 31,
	2010	2009
OTHER (EXPENSES) INCOME:
INTEREST AND OTHER INCOME	15,738	32,010
INTEREST EXPENSE-RELATED PARTY	(125,766)	(132,173)
LOSS FROM ART SALE	0	(4,800)
	(110,028)	(104,963)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	546,663	282,956
(BENEFIT) PROVISION FOR INCOME TAXES	0	0
NET INCOME	546,663	282,956

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	21,612	(209,513)

COMPREHENSIVE INCOME	$568,275	$73,443

NET INCOME PER COMMON SHARE:
- BASIC	$0.13	$0.02
- DILUTED	$0.13	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES:
- BASIC	4,326,929	4,326,929
- DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2010 AND 2009

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER
	OF		OF
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, OCTOBER 31, 2008	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
RECLASSIFY PREF. STK. DIV.	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2010	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL			TREASURY STOCK,
	PAID-IN	ACCUMULATED	COMPREHENSIVE	AT COST
	CAPITAL	DEFICIT	(LOSS) INCOME	986,865 SHARES

BALANCE, OCTOBER 31, 2009	$28,322,341	($15,025,327)	($1,706,472)	($11,003,545)
NET INCOME	0	282,956	0	0
RECLASSIFY PREF. STK. DIV	(2,795,620)	2,880,332	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(209,513)	0

BALANCE, OCTOBER 31, 2009	$25,526,620	($11,862,039)	($1,915,985)	($11,003,545)
NET INCOME	0	546,663	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	21,612	0

BALANCE, OCTOBER 31, 2010	$25,526,721	($11,315,376)	($1,894,373)	($11,003,545)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	OCTOBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$546,663	$282,956
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH (USED) BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	35,670	43,474
GAIN ON SALES OF REAL ESTATE	(1,241,592)	(1,044,211)
MINIMUM PENSION LIABILITY ADJUSTMENT	21,612	(209,513)

DECREASE (INCREASE) IN ASSETS:
ACCOUNTS RECEIVABLE	(57,454)	40,715
STOCKYARDS INVENTORY	1,978	7,840
PREPAID EXPENSES	4,504	(4,010)
RESTRICTED CASH - LETTER OF CREDIT	(10,000)	(30,000)
RESTRICTED CASH - TRANSIT INSURANCE	4,690	(3,954)
DEPOSITS AND OTHER	0	2,700

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(24,813)	(146,819)
LINE OF CREDIT - ORDER BUYING	92,366	(60,000)
PENSION PLAN PAYABLE	73,004	206,597
INCOME TAXES PAYABLE	0	(10,000)
SALARIES AND INTEREST PAYABLE - OFFICERS	175,000	(27,317)
REAL ESTATE TAXES PAYABLE	(178,248)	107,626
TRANSIT INSURANCE	(4,690)	3,954

TOTAL ADJUSTMENTS	(1,107,973)	(1,122,918)

NET CASH USED BY OPERATING ACTIVITIES	(561,310)	(839,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF REAL ESTATE	2,000,000	1,537,070
COSTS RELATING TO SALES OF REAL ESTATE	(537,953)	(188,599)
CAPITAL EXPENDITURES	(400,000)	(105,000)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	1,062,047	1,243,471

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENT OF LONG-TERM DEBT OBLIGATIONS	(145,000)	(270,000)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	355,737	133,509
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	154,624	21,115
CASH AND CASH EQUIVALENTS AT END OF YEAR	$510,361	$154,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST EXPENSE	$125,766	$132,173

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota, in September 2010. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties.

Stockyard Operations - Canal currently operates one central public stockyard located in St. Joseph, Missouri. Canal closed the stockyard it operated in Sioux Falls, South Dakota in December 2009(collectively the “Stockyards”).

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return our Sioux Falls, South Dakota stockyard to profitability, we ceased its stockyard operations and leased an approximately 10 acre portion of the property, on a month to month basis, to a group that formerly operated at the stockyards as an independent commission firm. In September 2010, we sold the entire Sioux Falls, South Dakota property (approximately 35 acres of land and improvements) for $2.0 million, which generated a gain of $1.2 million.

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Consolidated Balance Sheet
ACCOUNTS RECEIVABLE	$138,879	$25,000	$163,879
PROPERTY ON OPERATING LEASES	1,391,407	285,000	1,676,407
PROPERTY USED IN STKY. OPER.	532,672	502,000	1,034,672
ACCOUNTS PAYABLE & ACCR. EXP.	293,827	(137,366)	156,461
ACCRUED PROFESSIONAL FEES	55,000	(55,000)	0
LINE OF CREDIT - ORDER BUYING	0	154,366	154,366
TRANSIT INSURANCE	0	26,000	26,000
INCOME TAXES PAYABLE	10,000	(10,000)	0
PREFERRED STOCK DIV. PAYABLE	169,550	(169,550)	0
ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,114,546)	3,799,170	(11,315,376)

Consd. Stmt. Of Operations
COST OF REAL ESTATE SOLD	1,341,474	(583,066)	758,408
GENERAL & ADMIN. EXPENSE	923,946	38,185	962,131
INTEREST & OTHER INCOME	(24,461)	8,723	(15,738)

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Property held for Development or Resale -- Property held for development or resale consists of approximately 2 acres located in the midwest of undeveloped land not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset. The land is valued at cost which does not exceed the net realizable value.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, as follows:

Federal	2010 and beyond
New York State	2010 and beyond
Minnesota State	2010 and beyond
Missouri State	2010 and beyond
Nebraska State	2010 and beyond
Iowa State	2010 and beyond

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

E) Art Inventory -- Inventory of art consisting of antiquities is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2010 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

F) Stockyard Inventory -- Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

G) Revenue Recognition -- Lease and rental revenues are recognized ratably over the period covered. All real estate leases are accounted for as operating leases. Revenues from real estate sales are recognized generally when title to the property passes. Revenues from stockyard operations which consist primarily of yardage fees (a standard per head charge for each animal sold through the stockyards) and sale of feed and bedding are recognized at the time the service is rendered or the feed and bedding are delivered.

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

K) Recent Accounting Pronouncements -- In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU 2010-06"). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. We do not believe that adoption of ASU 2010-06 will have a significant impact on our financial position, results of operations or cash flows.

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

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes currently carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2010, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $126,000 and $132,000 for the years ended October 31, 2010, and 2009, respectively.

At October 31, 2010, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

	October 31,
	2010	2009

Mortgage notes due May 15, 2015 - related party (see Note 18)	$847,000	$992,000

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $154,000 and $62,000 at October 31, 2010 and 2009, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	INCOME TAXES

Significant components of the Company’s deferred asset/(liability) as of October 31, 2010 and 2009 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward:

	2010	2009
Total Gross Deferred Tax assets	$4,179,000	$4,199,000
Less - Valuation Allowance	(4,179,000)	(4,199,000)
Net Deferred Tax Assets	$0	$0
Total Gross Deferred Tax Liability	$0	$0
Net Deferred Tax Asset (Liability)	$0	$0

Actual income tax (benefit) expense differs from the “expected” tax expense computed by applying the U.S. federal corporate tax rate of 34% to income(loss) before income taxes as follows:

	2010	2009
Computed Expected Tax (Benefit)Expense	$201,000	$96,000
Change in Valuation Allowance	(201,000)	(96,000)
Other	0	0

	$0	$0

At October 31, 2010, the Company has net operating loss carryforwards of approximately $10,200,000 that expire through 2030. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $609,000 and $(199,000) during the years ended October 31, 2010 and 2009, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, 550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no options outstanding under either of these plans at October 31, 2010 or 2009.

7.	ART INVENTORY

Antiquities art represented 100% of total art inventory at both October 31, 2010 and 2009, respectively. The Company has recorded a valuation allowance of $396,000 and $396,000 against its inventory to reduce it, to reflect management’s estimate, of its net realizable value at October 31, 2010 and 2009, respectively, based on the history of losses sustained on inventory items sold in the current and previous years. There were no art sales in fiscal 2010 or 2009.

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

Letter of Credit - This is a $140,000 deposit with HNB to secure a Letter of Credit issued by the bank for bonds issued in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.	Minimum Future Rentals on Operating Leases

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $270,000, $210,000, $110,000, $110,000 and $110,000 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively.

10.	FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

Canal is engaged in two distinct businesses -- real estate and stockyard operations.

The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.

	October 31,
	2010	2009
Identifiable assets:
Real estate	$2,005,000	$1,720,000
Stockyard operations	1,654,000	1,369,000
Corporate	112,000	86,000

	$3,731,000	$3,175,000

	2010	2009
Capital expenditures:
Real estate	$340,000	$0
Stockyard operations	60,000	105,000
Corporate	0	0

	$400,000	$105,000

Income from real estate operations includes gains on sales of real estate of $1,242,000 and $1,044,000 in 2010 and 2009, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.	EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

During each of the fiscal years ended October 31, 2010 and 2009, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2010 and 2009. There were no dividends declared on preferred stock during the years ended October 31, 2010 and 2009.

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

Basic and diluted earnings (losses) available to common stockholders at October 31, 2010 and 2009 were:

	For the Year Ended October 31, 2010
	Income		Shares
Per-share	(Numerator)	(Denominator)	Amount

Net income	$547,000

(Loss) available to common stock-holders - diluted earnings per share	$547,000	4,327,000	$0.13

	For the Year Ended October 31, 2009
	Income		Shares
Per-share	(Numerator)	(Denominator)	Amount

Net income	$283,000

(Loss) available to common stock-holders - diluted earnings per share	$283,000	4,327,000	$0.07

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.	LEGAL PROCEEDINGS

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2010, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

13.	Property Held for Development or Resale

A schedule of the Company’s property held for development or resale at October 31, 2010 is as follows (000's omitted):

Description (1)	Land
02 acres of land in Sioux City, IA	$53

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.	Property on Operating Leases

A schedule of the Company’s property on operating leases at October 31, 2010 is as follows (000's omitted):

			Current Year
			(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/10
New York office Various leasehold improvements	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(18)	1,153

1 acre of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(447)	48

6 acres of land in Sioux City, IA Acquired in 1937	135	0	340	0	0	475

	$1,295	$514	$340	$0	$(473)	$1,676

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

15.	Property used in Stockyard Operations

A schedule of the Company’s property used in stockyard operations at October 31, 2010 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/10
30 acres of land in St. Joseph, MO Acquired in 1942	$902	$265	$0	$60	$(192)	$1,035

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.	PREFERRED STOCK ISSUANCE

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

Canal is restricted from paying cash dividends by certain of its debt agreements (See Note 5). The last cash dividend paid on Canal's preferred stock was in September 1989. The last dividend payment (which was paid in additional stock) was for the quarter ended June 30, 2006. The dividend payable from July 1, 2006 through October 31, 2010 has been accrued but not paid. Additionally, the dividends payable through December 31, 2010 have been accrued but not paid. This results in the Company being in arrears on its quarterly dividends for twenty-two full quarters.

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

Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $22,000 for fiscal 2010 and $49,000 for fiscal 2009. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

The following tables set forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2010 and 2009.

	Plan Year
($ 000's Omitted)	2010	2009

Benefit obligation

Benefit obligation at beginning of year	$1,819	$1,518
Service cost	9	7
Interest cost	96	110
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial (gain) loss	127	304
Benefits paid	(124)	(120)

Benefit obligation at end of year	$1,927	$1,819

Plan assets

Fair value of plan assets at beginning of year	$1,022	$928
Actual return on plan assets	137	85
Employer contribution	22	128
Plan participants’ contributions	0	0
Benefits paid	(124)	(120)
Fair value of plan assets at end of year	$1,057	$1,022

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2010	2009

Net Amount Recognized

Funded Status	$(870)	$(797)

Amounts Recognized in the Consolidated Balance Sheets as of October 31,

Current Liabilities	$0	$0
Non-current Liabilities	(870)	(797)
Net Amount Recognized	$(870)	$(797)

Amounts Recognized in Accumulated Other Comprehensive Income as of October 31,

Net Loss	$1,894	$1,916

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

Projected Benefit Obligation	$1,927	$1,819
Accumulated Benefit Obligation	1,913	1,805
Fair Value of Plan Assets	1,057	1,022

Components of Net Periodic Benefit Cost

Service Cost	$9	$7
Interest Cost	96	109
Expected Return on Plan Assets	(82)	(195)
Amortization of Prior Service Costs	0	0
Amortization of Net Loss or (Gain)	93	105
Net Periodic Benefit Cost	$116	$125

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2010	2009

Additional Information

Decrease in Minimum Liability Included in Other Comprehensive Income, Net of $0 Recognized due to FAS 158 for change in Accrued Benefit Cost and Funded Status	$0	$0

Weighted-Average Assumptions Used to Determine Benefit Obligations at October 31

Discount Rate	4.65%	5.50%
Rate of Compensation Increase	2.50%	4.00%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended October 31

Discount Rate	4.65%	5.50%
Expected Return on Plan Assets	8.00%	8.00%
Rate of Compensation Increase	2.50%	4.00%

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

401(k) Plan

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $11,000 and $16,000 for each of fiscal 2010 and 2009, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.	RELATED PARTY TRANSACTIONS

At October 31, 2010, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $126,000 and $132,000 for the years ended October 31, 2010 and 2009, respectively. At various times during fiscal 2010 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and was repaid as funds became available in fiscal 2010. As of October 31, 2010, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

Signature	Title	Date

/S/ Michael E. Schultz	President and Chief
Michael E. Schultz	Executive Officer and Director
	(Principal Executive Officer)	October 30, 2012

/S/ Reginald Schauder	Vice President-Finance
Reginald Schauder	Secretary and Treasurer
(Principal Financial and
	Accounting Officer)	October 30, 2012

/S/ Asher B. Edelman	Chairman of the Board
Asher B. Edelman	and Director	October 30, 2012

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 3, 1984 (the "Form 10") and incorporated herein by reference).
3.2	Bylaws (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 and incorporated herein by reference).
3.3	Certificate of Amendment of the Restated Certificate of Incorporation dated September 22, 1988 (filed as Exhibit 3(c) to the Registrant's Form 10-K filed January 29, 1989 and incorporated herein by reference).
10.1	1984 Stock Option Plan (1) (see Exhibit A included in the Registrant's Proxy Statement dated January 31, 1985, relating to the annual meeting of stockholders held March 18, 1985, which exhibit is incorporated herein by reference).
10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 10(b) to the Registrant's Form 10-K filed January 31, 1986 and incorporated herein by reference).
10.3	1985 Directors' Stock Option Plan (1) (See Exhibit A included in the Registrant's Proxy Statement dated January 31, 1986, relating to the annual meeting of stockholders held March 12, 1986, which exhibit is incorporated herein by reference).
10.4	Form of Directors' Stock Option Agreement (filed as Exhibit 10(ab) to the Registrant's Form 10-K filed January 29, 1986 and incorporated herein by reference).
10.5	Stock Pledge and Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, SY Trading Corporation and CCC Lending Corporation (filed as Exhibit 10 (ai) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.6	Security Agreement dated January 8, 1998 by and between Canal Capital Corporation, Canal Galleries Corporation, Canal Arts Corporation and CCC Lending Corporation (filed as Exhibit 10 (an) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.7	$1,000,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz and Canal Capital Corporation (filed as Exhibit 10 (ao) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).

E-1

EXHIBIT INDEX (CONTINUED)

Exhibit No.	Description
10.8	$242,000 Promissory Note dated January 8, 1998 by and between Michael E. Schultz Defined Benefit Trust and Canal Capital Corporation (filed as Exhibit 10 (ap) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
10.9	$229,000 Promissory Note dated January 8, 1998 by and between Lora K. Schultz and Canal Capital Corporation (filed as Exhibit 10 (aq) to the Registrant’s Form 10-K filed January 30, 1998 and incorporated herein by reference).
14.1	Code of Business Ethics and Conduct (filed as Exhibit 14.1 to the Registrant’s Form 10-K filed October 25, 2012 and incorporated herein by reference).
21*	Subsidiaries of the registrant.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

E-2