Form 10-Q/A
period 2011-01-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

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

Large accelerated filer [_}	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value per share: 4,326,929 outstanding at October 15, 2012.

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended January 31, 2011 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on March 14, 2011. Where indicated, the financial data presented in the 10-Q is as at January 31, 2011, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) – January 31, 2011 and October 31, 2010	5

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three Month Periods ended January 31, 2011 and 2010	7

Consolidated Statements of Cash Flows (Unaudited) for the Three Month Periods ended January 31, 2011 and 2010	9

Notes to (Unaudited) Consolidated Financial Statements	11

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	JANUARY 31,	OCTOBER 31,
	2011	2010
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$242,287	$510,361
RESTRICTED CASH – TRANSIT INSURANCE	44,926	26,000
ACCOUNTS RECEIVABLE	71,158	163,879
STOCKYARDS INVENTORY	5,044	14,608
PREPAID EXPENSES	29,177	12,461
TOTAL CURRENT ASSETS	392,592	727,309

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $477,949 AND $472,399 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,670,857	1,676,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $196,957 AND $191,857 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,029,572	1,034,672

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	140,000	140,000
ART INVENTORY	100,000	100,000
	240,000	240,000
	$3,385,271	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	JANUARY 31,	OCTOBER 31,
	2011	2010

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$108,660	$156,827
LINE OF CREDIT – ORDER BUYING	89,000	154,000
TRANSIT INSURANCE	44,926	26,000

TOTAL CURRENT LIABILITIES	242,586	336,827

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	847,000	847,000
LONG-TERM PENSION LIABILITY	723,206	869,676
SALARIES AND INTEREST PAYABLE – OFFICERS	114,675	175,000
REAL ESTATE TAXES PAYABLE	35,682	44,543

TOTAL NON-CURRENT LIABILITIES	1,720,563	1,936,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT JANUARY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,377,846)	(11,315,376)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,867,373)	(1,894,373)

	1,422,122	1,457,592

	$3,385,271	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	70,244	72,544
EXCHANGE BUILDING RENTAL INCOME	0	3,686
	70,244	76,230

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	2,330	6,456
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	5,450
GENERAL AND ADMINISTRATIVE	2,550	4,800
	14,180	22,256

INCOME FROM REAL ESTATE OPERATIONS	56,064	53,974

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$506,073	$494,423
FEED AND BEDDING INCOME	39,898	27,700
RENTAL & OTHER INCOME	32,846	136,258
	578,817	658,381

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	205,645	264,743
OTHER OPERATING AND MAINTENANCE	107,166	140,057
FEED AND BEDDING EXPENSE	28,806	24,849
DEPRECIATION AND AMORTIZATION	5,100	3,368
TAXES OTHER THAN INCOME TAXES	20,215	39,954
GENERAL AND ADMINISTRATIVE	103,601	77,996
	470,533	550,967

INCOME FROM STOCKYARD OPERATIONS	108,284	107,414

GENERAL AND ADMINISTRATIVE EXPENSE	(205,860)	(204,946)

(LOSS) FROM OPERATIONS	(41,512)	(43,558)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
Continued ...

	2011	2010
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	217	126
INTEREST EXPENSE	(21,175)	(24,830)
ART SALES AND OPERATIONS	0	0
	(20,958)	(24,704)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(62,470)	(68,262)
PROVISION FOR INCOME TAXES	0	0
NET INCOME	(62,470)	(68,262)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000
COMPREHENSIVE (LOSS)	$(35,470)	$(41,262)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.01)	$(0.02)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(62,470)	$(68,262)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	10,650	8,918
GAIN ON SALES OF REAL ESTATE	0	0
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

DECREASE (INCREASE) IN ASSETS
ACCOUNTS RECEIVABLE	92,721	(159,932)
STOCKYARDS INVENTORY	9,564	13,736
PREPAID EXPENSES	(16,716)	(15,659)
RESTRICTED CASH – LETTER OF CREDIT	0	0
RESTRICTED CASH – TRANSIT INSURANCE	(18,926)	(10,220)

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(48,167)	(18,299)
LINE OF CREDIT – ORDER BUYING	(65,000)	25,000
PENSION PLAN PAYABLE	(146,470)	0
SALARIES AND INTEREST PAYABLE - OFFICERS	(60,325)	110,720
REAL ESTATE TAXES PAYABLE	(8,861)	27,286
TRANSIT INSURANCE	18,926	10,220
TOTAL ADJUSTMENTS	(205,604)	18,770
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(268,074)	(49,492)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
Continued ...

	2011	2010

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	0	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(268,074)	(49,492)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$242,287	$105,132

	JANUARY 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$21,175	$24,830
INCOME TAXES	$0	$0

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return this stockyard to profitability, Canal ceased all stockyard operations at its Sioux Falls, South Dakota location. In September 2010, Canal sold approximately 35 acres of land previously used in stockyard operations located in Sioux Falls, South Dakota for $2.0 million generating a gain of 1.2 million.

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated

Consolidated Balance Sheet

ACCOUNTS RECEIVABLE	$46,158	$25,000	$71,158
PROPERTY ON OPERATING LEASES	1,385,857	285,000	1,670,857
PROPERTY USED IN STKY. OPER.	527,572	502,000	1,029,572

ACCOUNTS PAYABLE & ACCR. EXP.	203,588	(94,928)	108,660
ACCRUED PROFESSIONAL FEES	50,998	(50,998)	0
LINE OF CREDIT - ORDER BUYING	0	89,000	89,000
TRANSIT INSURANCE	0	44,926	44,926
INCOME TAXES PAYABLE	10,000	(10,000)	0
PREFERRED STOCK DIV. PAYABLE	187,550	(187,500)	0

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,195,016)	3,817,170	(11,377,846)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of January 31, 2011 and the results of its operations and its cash flows for the three month period ended January 31, 2011. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the two years ended October 31, 2010 and the notes thereto which are contained in Canal’s 2010 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2011.

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

At January 31, 2011, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Jan. 31,	October 31,
($ 000's Omitted)	2011	2010
Variable rate mortgage notes due May 15, 2015 - related party	$847	$847
Less -- current maturities	0	0
Long-term debt	$847	$847

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $89,000 and $154,000 at January 31, 2011 and October 31, 2010, respectively.

8.	ART INVENTORY

Antiquities art valued at $100,000 represented 100% of total art inventory at both January 31, 2011 and October 31, 2010. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of January 31, 2011 the valuation allowance is approximately $396,000.

9.	INCOME TAXES

At January 31, 2011, the Company has net operating loss carry forwards of approximately $12,200,000 that expire through 2030. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10.	LEASE COMMITMENTS

Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of January 31, 2011. Accordingly, Canal has no future minimum payments due over the next five years.

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

12.	PROPERTY USED IN STOCKYARD OPERATIONS

A schedule of the Company’s property used in stockyard operations at January 31, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$325	$0	$0	$(197)	$1,030

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.	PROPERTY ON OPERATING LEASES

A schedule of the Company’s property on operating leases at January 31, 2011 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	01/31/11
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	0	(18)	1,153

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(452)	43

4 acres of land in Sioux City, IA Acquired in 1937	475	0	0	0	0	475
	$1,635	$514	$0	$0	$(478)	$1,671

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

A schedule of the Company’s property held for development or resale at January 31, 2011 is as follows (000's omitted):

Description	Land
02 acres of land Sioux City, IA	$52

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

15.	PENSION VALUATION RESERVE

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

For the three months ended January 31, 2011, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

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

At January 31, 2011, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consisted, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 2 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Three Months Ended January 31,
	2011	2010
	(In Thousands)
Revenues:
Real Estate Revenue	$70	$76
Stockyard Revenue	579	659
Total Revenue	649	735

Costs and Expenses:

Real Estate Expenses	14	22
Stockyard Expenses	470	551
General and Administrative Expenses	206	205
Total Costs and Expenses	690	778

(Loss) Income from Operations	(41)	(43)
Other Income	0	0
Interest Expense	(21)	(25)
Other Expenses	0	0

Net (Loss) Income	$(62)	$(68)

Revenues

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the first three months of fiscal 2011 decreased by $86,000 to $649,000 as compared with 2010 revenues of $735,000. The fiscal 2011 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

Real Estate Revenues: Real estate revenues for the three months ended January 31, 2011 of $70,000 accounted for 10.8% of the fiscal 2011 revenues as compared to real estate revenues of $76,000 or 10.4% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 88.9%) and rental income from commercial office space in its Exchange Building (0.0% and 11.1%) for the three months ended January 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota Exchange Building which was closed in September 2010.

Stockyard Revenues: Stockyard revenues for the three months ended January 31, 2011 of $579,000 accounted for 89.2% of the fiscal 2011 revenues as compared to stockyard revenues of $658,000 or 89.6% for the same period in fiscal 2010. The 2011 decrease in stockyard revenues was due primarily to the closing of the Sioux Falls stockyard operations in the fourth quarter of fiscal 2009. Stockyard revenues are comprised of yard handling and auction (87.4% and 75.1%), feed and bedding income (6.9% and 4.2%) and rental and other income (5.7% and 20.7%) for the three month periods ended January 31, 2011 and 2010, respectively. The 2011 percentage variations in the year to year comparisons are due primarily to the closing of the Sioux Falls stockyard operations as discussed above.

Art Revenues: Canal had no art sales in the first three months of fiscal 2011 or fiscal 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. There were no art expenses for the three month periods ended January 31, 2011 and 2010, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

Stockyard Expenses: Stockyard expenses for the three months ended January 31, 2011 of $471,000 decreased by $80,000 (14.6%) from stockyard expenses of $551,000 for the same period in fiscal 2010. The decrease in stockyard expenses is consistent with the 2011 decrease in stockyard revenues. Stockyard expenses are comprised of labor and related costs (43.7% and 48.1%), other operating and maintenance (22.8% and 25.4%), feed and bedding expense (6.1% and 4.5%), depreciation and amortization (1.1% and 0.6%), taxes other than income taxes (4.3% and 7.3%) and general and administrative expense (22.0% and 14.2%) for the three month periods ended January 31, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the three months ended January 31, 2011 of $206,000 increased by $1,000 (0.5%) as compared to $205,000 for the same period in fiscal 2010. The major components of general and administrative expenses are officers salaries (57.6% and 55.9%), pension expense (13.1% and 12.7%), insurance expense (6.7% and 6.5%), office salaries (11.4% and 11.1%), travel expense (1.7% and 3.3%) and professional fees (1.5% and 2.8%) for the three month periods ended January 31, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for the three months ended January 31, 2011 of $21,000 decreased by $4,000 (14.7%) from $25,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of its long-term debt in fiscal 2010. The principal balance outstanding at January 31, 2011 of $847,000 is classified as long-term debt-related party.

Net (Loss) Income

Canal recognized a net loss of approximately $62,000 in the first three months of fiscal 2011 as compared to a net loss of $68,000 for the same period in fiscal 2010. The decrease in the fiscal 2011 net loss was due primarily to the closure of the Sioux Falls stockyards operations in the fourth quarter of fiscal 2010, which was operating at a deficit.

Liquidity and Capital Resources

Cash and cash equivalents decreased $268,000, from $510,000 at October 31, 2010, to $242,000 at January 31, 2011. At January 31, 2011 the Company’s current assets exceeded current liabilities by approximately $150,000 as compared to October 31, 2010 when the Company’s current assets exceeded current liabilities by approximately $390,000.

Net cash used in operating activities for the three months ended January 31, 2011 were $268,000, as compared to $49,000 for the same period in fiscal 2010, for a net increase of $219,000. This increase in cash used during the first fiscal quarter of 2011 was mainly due the sharp decrease in outstanding liabilities in the first quarter of fiscal 2011. The Company did not engage in any financing and investment activities, except with respect to its payment of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

At January 31, 2011, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2011 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $21,000 and $25,000 for the fiscal quarters ended January 31, 2011 and 2010, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of January 31, 2011, the balance due under these notes was $847,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

For the quarter ended January 31, 2011, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the three months ended January 31, 2011 and 2010 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the three months ended January 31, 2011 and 2010, included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At January 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during our first quarter ended January 31, 2011, but was not reported.

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