Form 10-Q/A
period 2011-04-30
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended April 30, 2011 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on June 15, 2010. Where indicated, the financial data presented in the 10-Q is as at April 30, 2011, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) – April 30, 2011 and October 31, 2010 5	5

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Six and Three Month Periods ended April 30, 2011 and 2010 7	7

Consolidated Statements of Cash Flows (Unaudited) for the Six Month Periods ended April 30, 2011 and 2010 11	11

Notes to Unaudited Consolidated Financial Statements 13	13

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	APRIL 30,	OCTOBER 31,
	2011	2010
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$176,217	$510,361
RESTRICTED CASH – TRANSIT INSURANCE	70,652	26,000
ACCOUNTS RECEIVABLE	146,830	163,879
STOCKYARDS INVENTORY	23,139	14,608
PREPAID EXPENSES	52,316	12,461
TOTAL CURRENT ASSETS	469,154	727,309

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $483,499 AND $472,399 AT APRIL 30, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,672,807	1,676,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $202,057 AND $191,857 AT APRIL 30, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,024,472	1,034,672

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	140,000	140,000
ART INVENTORY	100,000	100,000
	240,000	240,000
	$3,458,683	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	APRIL 30,	OCTOBER 31,
	2010	2009

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$63,392	$156,827
LINE OF CREDIT – ORDER BUYING	97,000	154,000
TRANSIT INSURANCE	70,652	26,000

TOTAL CURRENT LIABILITIES	231,044	336,827

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	847,000	847,000
LONG-TERM PENSION LIABILITY	723,206	869,676
SALARIES AND INTEREST PAYABLE – OFFICERS	229,350	175,000
REAL ESTATE TAXES PAYABLE	45,432	44,543

TOTAL NON-CURRENT LIABILITIES	1,844,988	1,936,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT APRIL 30, 2011 AND OCTOBER 31, 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT APRIL 30, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT APRIL 30, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,444,317)	(11,315,376)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,840,373)	(1,894,373)

	1,382,651	1,457,592_

	$3,458,683	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	136,488	139,814
EXCHANGE BUILDING RENTAL INCOME	0	7,279
	136,488	147,093

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	4,534	13,578
DEPRECIATION AND AMORTIZATION	11,100	11,100
TAXES OTHER THAN INCOME TAXES	7,500	11,000
GENERAL AND ADMINISTRATIVE	5,100	9,616
	28,234	45,294

INCOME FROM REAL ESTATE OPERATIONS	108,254	101,799

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,039,421	$1,076,161
FEED AND BEDDING INCOME	67,063	58,019
RENTAL & OTHER INCOME	65,158	180,341
	1,171,642	1,314,521

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	411,153	464,207
OTHER OPERATING AND MAINTENANCE	239,682	274,881
FEED AND BEDDING EXPENSE	50,114	50,299
DEPRECIATION AND AMORTIZATION	10,200	6,735
TAXES OTHER THAN INCOME TAXES	40,396	80,386
GENERAL AND ADMINISTRATIVE	201,184	189,482
	952,729	1,065,990

INCOME FROM STOCKYARD OPERATIONS	218,913	248,531

GENERAL AND ADMINISTRATIVE EXPENSE	(414,027)	(412,854)

(LOSS) INCOME FROM OPERATIONS	(86,860)	(62,524)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
Continued ...

	2011	2010
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	269	230
INTEREST EXPENSE	(42,350)	(54,879)
ART SALES AND OPERATIONS	0	0
	(42,081)	(54,649)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(128,941)	(117,173)
PROVISION FOR INCOME TAXES	0	0
NET (LOSS) INCOME	(128,941)	(117,173)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	54,000
COMPREHENSIVE (LOSS) INCOME	$(74,941)	$(63,173)

NET (LOSS) INCOME PER COMMON SHARE
BASIC AND DILUTED	$(0.03)	$(0.03)

AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	66,244	67,270
EXCHANGE BUILDING RENTAL INCOME	0	3,593
	66,244	70,863

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	2,204	7,122
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	5,550
GENERAL AND ADMINISTRATIVE	2,550	4,816
	14,054	23,038

INCOME FROM REAL ESTATE OPERATIONS	52,190	47,825

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$533,348	$581,738
FEED AND BEDDING INCOME	27,165	30,319
RENTAL & OTHER INCOME	32,312	44,083
	592,825	656,140

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	205,508	199,464
OTHER OPERATING AND MAINTENANCE	132,516	134,824
FEED AND BEDDING EXPENSE	21,308	25,450
DEPRECIATION AND AMORTIZATION	5,100	3,367
TAXES OTHER THAN INCOME TAXES	20,181	40,432
GENERAL AND ADMINISTRATIVE	97,583	111,486
	482,196	515,023

INCOME FROM STOCKYARD OPERATIONS	110,629	141,117

GENERAL AND ADMINISTRATIVE EXPENSE	(208,167)	(207,908)

(LOSS) INCOME FROM OPERATIONS	(45,348)	(18,966)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010
Continued ...

	2011	2010
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	52	104
INTEREST EXPENSE	(21,175)	(30,049)
ART SALES AND OPERATIONS	0	0
	(21,123)	(29,945)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(66,471)	(48,911)
PROVISION FOR INCOME TAXES	0	0
NET (LOSS) INCOME	(66,471)	(48,911)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000_
COMPREHENSIVE (LOSS) INCOME	$(39,471)	$(21,911)

NET (LOSS) INCOME PER COMMON SHARE
BASIC AND DILUTED	$(0.02)	$(0.01)

AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(128,941)	$(117,173)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	21,300	17,835
GAIN ON SALES OF REAL ESTATE	0	0
MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	54,000

DECREASE (INCREASE) IN ASSETS
ACCOUNTS RECEIVABLE	17,049	(186,217)
STOCKYARDS INVENTORY	(8,531)	(5,842)
PREPAID EXPENSES	(39,855)	(24,536)
RESTRICTED CASH – LETTER OF CREDIT	0	(10,000)
RESTRICTED CASH – TRANSIT INSURANCE	(44,652)	(19,550)

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(93,435)	(69,755)
LINE OF CREDIT – ORDER BUYING	(57,000)	125,000
PENSION PLAN PAYABLE	(146,470)	0
SALARIES AND INTEREST PAYABLE - OFFICERS	54,350	223,700
REAL ESTATE TAXES PAYABLE	889	(43,305)
TRANSIT INSURANCE	44,652	19,550
TOTAL ADJUSTMENTS	(197,703)	80,880
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(326,644)	(36,293)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
Continued ...

	2011	2010

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	(7,500)	(340,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(7,500)	(340,000)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	340,000
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	340,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(334,144)	(36,293)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$176,217	$118,331

	APRIL 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$42,350	$54,879
INCOME TAXES	$0	$0

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

Sioux Falls Stockyard Closure - In December 2009, after extensive efforts to reorganize and return our Sioux Falls, South Dakota stockyard to profitability, we ceased its stockyard operations. In September 2010, we sold the entire Sioux Falls, South Dakota property (approximately 35 acres of land and improvements) for $2.0 million, which generated a gain of $1.2 million.

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated

Consolidated Balance Sheet

ACCOUNTS RECEIVABLE	$121,830	$25,000	$146,830
PROPERTY ON OPERATING LEASES	1,387,807	285,000	1,672,807
PROPERTY USED IN STKY. OPER.	522,472	502,000	1,024,472

ACCOUNTS PAYABLE & ACCR. EXP.	130,408	(67,016)	63,392
LINE OF CREDIT - ORDER BUYING	0	97,000	97,000
ACCRUED PROFESSIONAL FEES	41,984	(41,984)	0
PREFERRED STOCK DIV. PAYABLE	205,550	(205,550)	0
INCOME TAXES PAYABLE	10,000	(10,000)	0

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,279,487)	3,835,170	(11,444,317)

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

7.           RELATED PARTY DEBT

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2011, the balance due under these notes was 847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $42,000 and $55,000 for the six month periods ended April 30, 2011 and 2010, respectively.

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

The outstanding balances on this credit line were $97,000 and $154,000 at April 30, 2011 and October 31, 2010, respectively.

8.             ART INVENTORY

Antiquities art valued at $100,000 represented 100% of total art inventory at both April 30, 2011 and October 31, 2010. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of April 30, 2011 the valuation allowance is approximately $396,000.

9.             INCOME TAXES

At April 30, 2011, the Company has net operating loss carry forwards of approximately $12,200,000 that expire through 2030. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10.            LEASE COMMITMENTS

Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of April 30, 2011. Accordingly, Canal has no future minimum payments due over the next five years.

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

12.               PROPERTY USED IN STOCKYARD OPERATIONS

A schedule of the Company’s property used in stockyard operations at April 30, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/11

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$325	$0	$0	$(202)	$1,025

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.           PROPERTY ON OPERATING LEASES

A schedule of the Company’s property on operating leases at April 30, 2011 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/11
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0
9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	8	(19)	1,160
3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(457)	38
4 acres of land in Sioux City, IA Acquired in 1937	475	0	0	0	0	475
	$1,635	$514	$0	$8	$(484)	$1,673

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.              PROPERTY HELD FOR DEVELOPMENT OR RESALE

A schedule of the Company’s property held for development or resale at April 30, 2011 is as follows (000's omitted):

Description	Land

02 acres of land Sioux City, IA	$52

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

For the six months ended April 30, 2011, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2011 is approximately $172,000. A contribution of $147,000 has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

18.                RELATED PARTY TRANSACTIONS

At April 30, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $42,000 and $55,000 for the six month periods ended April 30, 2011 and 2010, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of April 30, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

At April 30, 2011, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consisted, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 2 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Six Months Ended April 30,
	2011	2010
	(In Thousands)
Revenues:
Real Estate Revenue	$136	$147
Stockyard Revenue	1,172	1,315
Total Revenue	1,308	1,462

Costs and Expenses:

Real Estate Expenses	28	45
Stockyard Expenses	953	1,066
General and Administrative Expenses	414	413
Total Costs and Expenses	1,395	1,524

(Loss) Income from Operations	(87)	(62)
Other Income	0	0
Interest Expense	(42)	(55)
Other Expenses	0	(0)

Net (Loss) Income	$(129)	$(117)

Revenues

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the six month period ended April 30, 2011 decreased by $154,000 to $1,308,000 as compared with $1,462,000 for the same period in fiscal 2010. The fiscal 2011 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

Revenues for the three month period ended April 30, 2011 decreased by $68,000 to $659,000 as compared with $727,000 for the same period in fiscal 2010. The fiscal 2011 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

Real Estate Revenues: Real estate revenues for the six months ended April 30, 2011 of $136,000 accounted for 10.4% of the fiscal 2011 revenues as compared to real estate revenues of $147,000 or 10.0% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 95.1%) and rental income from commercial office space in its Exchange Building (0.0% and 4.9%) for the six months ended April 30, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota exchange building which was closed in September 2010.

Real estate revenues for the three months ended April 30, 2011 of $66,000 accounted for 10.1% of the fiscal 2011 revenues as compared to real estate revenues of $71,000 or 9.7% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 94.9%) and rental income from commercial office space in its Exchange Building (0.0% and 5.1%) for the three months ended April 30, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota exchange building which was closed in September 2010.

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

Art Revenues: Canal had no art sales in the six month periods ended April 30, 2011 or 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the six month periods ended April 30, 2011 and 2010, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Canal had no art sales in the three month periods ended April 30, 2011 or 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the three month periods ended April 30, 2011 and 2010, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

General and Administrative

General and administrative expenses for the six months ended April 30, 2011 of $414,000 increased by $1,000 (0.2%) as compared to $413,000 for the same period in fiscal 2010. The major components of general and administrative expenses are officer’s salaries (57.2% and 56.4%), pension expense (13.0% and 12.9%), insurance expense (6.7% and 6.6%), office salaries (11.4% and 11.2%), travel expense (2.1% and 3.3%) and professional fees (1.5% and 2.9%) for the six month periods ended April 30, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

General and administrative expenses for the three months ended April 30, 2011 of $208,000 remained unchanged as compared to $208,000 for the same period in fiscal 2010. The major components of general and administrative expenses are officer’s salaries (56.9% and 57.0%), pension expense (13.0% and 13.0%), insurance expense (6.6% and 6.6%), office salaries (11.3% and 11.3%), travel expense (2.4% and 2.4%) and professional fees (1.4% and 2.9%) for the three month periods ended April 30, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for the six months ended April 30, 2011 of $42,000 decreased by $13,000 (22.8%) from $55,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of its long-term debt in fiscal 2010. The principal balance outstanding at April 30, 2011 of $847,000 is classified as long-term debt-related party.

Interest expense for the three months ended April 30, 2011 of $21,000 decreased by $9,000 (29.5%) from $30,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of its long-term debt in fiscal 2010. The principal balance outstanding at April 30, 2011 of $847,000 is classified as long-term debt-related party.

Net (Loss) Income

Canal recognized a net loss of approximately $129,000 in the six month period ended April 30, 2011 as compared to a net loss of approximately $117,000 for the same period in fiscal 2010. There were no sales of real estate in the first six months of either fiscal 2011 or 2010.

Canal recognized a net loss of approximately $66,000 in the three month period ended April 30, 2011 as compared to a net loss of approximately $49,000 for the same period in fiscal 2010. There were no sales of real estate in the three month periods ended April 30, 2011 or 2010.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately $334,000, from $510,000 at October 31, 2010, to $176,000 at April 30, 2011. At April 30, 2011 the Company’s current assets exceeded current liabilities by approximately $238,000 which was down somewhat, as compared to October 31, 2010 when the Company’s current assets exceeded current liabilities by approximately $390,000.

Net cash used in operating activities for the six months ended April 30, 2011 were $327,000, as compared to $36,000 for the same period in fiscal 2010, for a net increase of $291,000. This increase in cash used during the six months ended April 30, 2011 was not significant. During fiscal 2011 the Company invested $8,000 in capital expenditures. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

At April 30, 2011, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2011 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $42,000 and $55,000 for the six month periods ended April 30, 2011 and 2010, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2011, the balance due under these notes was $847,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

For the six months ended April 30, 2011, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the six months ended April 30, 2011 and 2010 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the six months ended April 30, 2011 and 2010, included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six month period ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the six month period ended April 30, 2011, but was not reported.

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