Form 10-Q/A
period 2011-07-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “10-Q”), is to provide financial statements of Canal Capital Corporation (the “Company”) that have been reviewed by the Company’s independent public accounting firm that were not provided by the Company in its original filing of the 10-Q on September 12, 2011. Where indicated, the financial data presented in the 10-Q is as at July 31, 2011, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	JULY 31,	OCT. 31,
	2011	2010
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$78,472	$510,361
RESTRICTED CASH – TRANSIT INSURANCE	40,700	26,000
ACCOUNTS RECEIVABLE	96,784	163,879
STOCKYARDS INVENTORY	1,260	14,608
PREPAID EXPENSES	29,642	12,461
TOTAL CURRENT ASSETS	246,858	727,309

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $489,047 AND $472,399 AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,673,557	1,676,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $207,157 AND $191,857 AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	1,056,282	1,034,672

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	140,000	140,000
ART INVENTORY	100,000	100,000
	240,000	240,000
	$3,268,947	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	JULY 31,	OCT. 31,
	2011	2010

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$99,091	$156,461
LINE OF CREDIT – ORDER BUYING	0	154,366
TRANSIT INSURANCE	40,700	26,000

TOTAL CURRENT LIABILITIES	139,791	336,827

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	847,000	847,000
LONG-TERM PENSION LIABILITY	714,830	869,676
SALARIES AND INTEREST PAYABLE – OFFICERS	344,025	175,000
REAL ESTATE TAXES PAYABLE	55,182	44,543

TOTAL NON-CURRENT LIABILITIES	1,961,037	1,936,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT JULY 31, 2011 AND OCTOBER 31, 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,685,849)	(11,315,376)

986,865 SHARES OF COMMON STOCK
HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,813,373)	(1,894,373)

	1,168,119	1,457,592

	$3,268,947	$3,730,638

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	202,732	207,084
EXCHANGE BUILDING RENTAL INCOME	0	9,693
	202,732	216,777

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	7,034	19,343
DEPRECIATION AND AMORTIZATION	16,650	16,650
TAXES OTHER THAN INCOME TAXES	11,250	16,550
GENERAL AND ADMINISTRATIVE	7,650	16,873
	42,584	69,416

INCOME FROM REAL ESTATE OPERATIONS	160,148	147,361

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,255,424	$1,353,303
FEED AND BEDDING INCOME	83,224	79,836
RENTAL & OTHER INCOME	92,629	214,369
	1,431,277	1,647,508

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	562,070	610,017
OTHER OPERATING AND MAINTENANCE	332,280	386,417
FEED AND BEDDING EXPENSE	66,311	66,125
DEPRECIATION AND AMORTIZATION	15,300	10,103
TAXES OTHER THAN INCOME TAXES	56,909	116,272
GENERAL AND ADMINISTRATIVE	246,315	244,123
	1,279,185	1,433,057

INCOME FROM STOCKYARD OPERATIONS	152,092	214,451

GENERAL AND ADMINISTRATIVE EXPENSE	(619,510)	(620,896)

(LOSS) FROM OPERATIONS	(307,270)	(259,084)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
Continued

	2011	2010
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	322	407
INTEREST EXPENSE	(63,525)	(88,179)
ART SALES AND OPERATIONS	0	0
	(63,203)	(87,772)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(370,473)	(346,856)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	(370,473)	(346,856)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

COMPREHENSIVE (LOSS)	$(289,473)	$(265,856)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$ (0.09)	$ (0.08)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	0	0
OUTSIDE REAL ESTATE RENT	66,244	67,270
EXCHANGE BUILDING RENTAL INCOME	0	2,414
	66,244	69,684

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	0
LABOR, OPERATING AND MAINTENANCE	2,500	5,765
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	5,550
GENERAL AND ADMINISTRATIVE	2,550	7,257
	14,350	24,122

INCOME FROM REAL ESTATE OPERATIONS	51,894	45,562

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$216,003	$277,142
FEED AND BEDDING INCOME	16,161	21,817
RENTAL & OTHER INCOME	27,471	34,028
	259,635	332,987

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	150,917	145,810
OTHER OPERATING AND MAINTENANCE	92,598	111,536
FEED AND BEDDING EXPENSE	16,197	15,826
DEPRECIATION AND AMORTIZATION	5,100	3,368
TAXES OTHER THAN INCOME TAXES	16,513	35,886
GENERAL AND ADMINISTRATIVE	45,131	54,641
	326,456	367,067

(LOSS) FROM STOCKYARD OPERATIONS	(66,821)	(34,080)

GENERAL AND ADMINISTRATIVE EXPENSE	(205,483)	(208,042)

(LOSS) FROM OPERATIONS	(220,410)	(196,560)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
Continued

	2011	2010
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	53	177
INTEREST EXPENSE	(21,175)	(33,300)
ART SALES AND OPERATIONS	0	0
	(21,122)	(33,123)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(241,532)	(229,683)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	(241,532)	(229,683)

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

COMPREHENSIVE (LOSS)	$(214,532)	$(202,683)

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED	$ (0.06)	$ (0.05)

AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	JULY 2011	JULY 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(370,473)	$(346,856)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	31,950	26,753
GAIN ON SALES OF REAL ESTATE	0	0
MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

DECREASE (INCREASE) IN ASSETS
ACCOUNTS RECEIVABLE	67,095	(164,470)
STOCKYARDS INVENTORY	13,348	11,729
PREPAID EXPENSES	(17,181)	(44,974)
RESTRICTED CASH – LETTER OF CREDIT	0	(10,000)
RESTRICTED CASH – TRANSIT INSURANCE	(14,700)	(6,535)

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(57,370)	(72,345)
LINE OF CREDIT – ORDER BUYING	(154,366)	106,000
PENSION PLAN PAYABLE	(154,846)	(14,540)
SALARIES AND INTEREST PAYABLE - OFFICERS	169,025	337,875
REAL ESTATE TAXES PAYABLE	10,639	(27,391)
TRANSIT INSURANCE	14,700	6,535
TOTAL ADJUSTMENTS	(10,706)	229,637

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(381,179)	(117,219)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
Continued

	JULY 2011	JULY 2010

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	0	0
COSTS RELATING TO SALES OF REAL ESTATE	0	0
CAPITAL EXPENDITURES	(50,710)	(375,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(50,710)	(375,000)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	340,000
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	0	340,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(431,889)	(152,219)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,472	$2,405

	JULY 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$63,525	$88,179

INCOME TAXES	$0	$0

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

    Real Estate Operations - Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consist, for the most part of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties.

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjusted	As Restated

Consolidated Balance Sheet
ACCOUNTS RECEIVABLE	$71,784	$25,000	$96,784
PROPERTY ON OPERATING LEASES	1,388,557	285,000	1,673,557
PROPERTY USED IN STKY. OPER.	554,282	502,000	1,056,282

ACCOUNTS PAYABLE & ACCR. EXP.	73,886	25,205	99,091
ACCRUED PROFESSIONAL FEES	37,205	(37,205)	0
PREFERRED STOCK DIV. PAYABLE	223,550	(223,550)	0
INCOME TAXES PAYABLE	10,000	(10,000)	0

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,539,019)	3,853,170	(11,685,849)

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

7. RELATED PARTY DEBT

    The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2011, the balance due under these notes was 847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $64,000 and $88,000 for the nine month periods ended July 31, 2011 and 2010, respectively.

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

    The outstanding balances on this credit line were $0 and $154,000 at July 31, 2011 and October 31, 2010, respectively.

8. ART INVENTORY

    Antiquities art valued at $100,000 represented 100% of total art inventory at both July 31, 2011 and October 31, 2010. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of July 31, 2011 the valuation allowance is approximately $396,000.

9. INCOME TAXES

    At July 31, 2011, the Company has net operating loss carry forwards of approximately $12,200,000 that expire through 2030. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

10. LEASE COMMITMENTS

    Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

    There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of July 31, 2011. Accordingly, Canal has no future minimum payments due over the next five years.

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

12. PROPERTY USED IN STOCKYARD OPERATIONS

    A schedule of the Company’s property used in stockyard operations at July 31, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$325	$0	$35	$(206)	$1,056

     Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13. PROPERTY ON OPERATING LEASES

    A schedule of the Company’s property on operating leases at July 31, 2011 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/11

New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	14	(19)	1,166

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(462)	33

4 acres of land in Sioux City, IA Acquired in 1937	475	0	0	0	0	475
	$1,635	$514	$0	$14	$(489)	$1,674

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14. PROPERTY HELD FOR DEVELOPMENT OR RESALE

    A schedule of the Company’s property held for development or resale at July 31, 2011 is as follows (000's omitted):

Description	Land

02 acres of land Sioux City, IA	$52

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

    For the nine months ended July 31, 2011, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

    The Company’s required contribution to its pension plan for fiscal 2011 is approximately $172,000. A contribution of $155,000 has been made to date and the Company expects to make the full required contribution before the end of the fiscal year.

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

    Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

    We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

18. RELATED PARTY TRANSACTIONS

    At July 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $64,000 and $88,000 for the nine month periods ended July 31, 2011 and 2010, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of July 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

At July 31, 2011, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consisted, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 37 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

    The following tables set forth certain items in our statement of operations for the periods indicated:

	Nine Months Ended July 31,
	2011	2010
	(In Thousands)
Revenues:
Real Estate Revenue	$203	$217
Stockyard Revenue	1,431	1,648
Total Revenue	1,634	1,865

Costs and Expenses:

Real Estate Expenses	43	70
Stockyard Expenses	1,279	1,433
General and Administrative Expenses	619	621
Total Costs and Expenses	1,941	2,124

(Loss) Income from Operations	(307)	(259)
Other Income	0	0
Interest Expense	(63)	(88)
Other Expenses	0	0

Net (Loss) Income	$(370)	$(347)

Revenues

     Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the nine month period ended July 31, 2011 decreased by $231,000 to $1,634,000 as compared with $1,865,000 for the same period in fiscal 2010. The fiscal 2011 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

     Revenues for the three month period ended July 31, 2011 decreased by $73,000 to $260,000 as compared with $333,000 for the same period in fiscal 2010. The fiscal 2011 decrease in revenues is due primarily to the closure of the Sioux Falls stockyard operation in the fourth quarter of fiscal 2009.

     Real Estate Revenues: Real estate revenues for the nine months ended July 31, 2011 of $203,000 accounted for 12.4% of the fiscal 2011 revenues as compared to real estate revenues of $217,000 or 11.6% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 93.3%) and rental income from commercial office space in its Exchange Building (0.0% and 6.7%) for the nine months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota exchange building which was closed in September 2010.

               Real estate revenues for the three months ended July 31, 2011 of $66,000 accounted for 20.3% of the fiscal 2011 revenues as compared to real estate revenues of $70,000 or 17.3% for the same period in fiscal 2010. Real estate revenues are comprised of sale of real estate (0.0% and 0.0%), rentals and other lease income from the rental of vacant land and certain structures (100.0% and 96.5%) and rental income from commercial office space in its Exchange Building (0.0% and 3.5%) for the three months ended July 31, 2011 and 2010, respectively. The percentage variations in the year to year comparisons are due primarily to the elimination of rental income from the Sioux Falls, South Dakota exchange building which was closed in September 2010.

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

     Art Revenues: Canal had no art sales in the nine month periods ended July 31, 2011 or 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the nine month periods ended July 31, 2011 and 2010, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

               Canal had no art sales in the three month periods ended July 31, 2011 or 2010. Art revenues, if any, are comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the three month periods ended July 31, 2011 and 2010, respectively. Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

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

General and Administrative

     General and administrative expenses for the nine months ended July 31, 2011 of $620,000 decreased by $1,000 (0.2%) as compared to $621,000 for the same period in fiscal 2010. The major components of general and administrative expenses are officer’s salaries (57.4% and 56.6%), pension expense (13.1% and 12.9%), insurance expense (6.7% and 6.6%), office salaries (11.4% and 11.2%), travel expense (2.2% and 2.8%) and professional fees (1.7% and 2.9%) for the nine month periods ended July 31, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

     General and administrative expenses for the three months ended July 31, 2011 of $205,000 decreased by $3,000 (1.2%) as compared to $208,000 for the same period in fiscal 2010. The major components of general and administrative expenses are officer’s salaries (58.4% and 56.5%), pension expense (13.3% and 12.9%), insurance expense (6.8% and 6.6%), office salaries (11.6% and 11.2%), travel expense (2.2% and 2.9%) and professional fees (1.5% and 2.9%) for the three month periods ended July 31, 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

Interest Expense

     Interest expense for the nine months ended July 31, 2011 of $64,000 decreased by $24,000 (28.0%) from $88,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of its long-term debt in fiscal 2010. The principal balance outstanding at July 31, 2011 of $847,000 is classified as long-term debt-related party.

     Interest expense for the three months ended July 31, 2011 of $21,000 decreased by $12,000 (36.4%) from $33,000 for the same period in fiscal 2010. The 2011 decrease is due primarily to Canal’s $485,000 partial repayment of its long-term debt in fiscal 2010. The principal balance outstanding at July 31, 2011 of $847,000 is classified as long-term debt-related party.

Net (Loss) Income

     Canal recognized a net loss of approximately $370,000 in the nine month period ended July 31, 2011 as compared to a net loss of approximately $347,000 for the same period in fiscal 2010. There were no sales of real estate in the first nine months of either fiscal 2011 or 2010.

     Canal recognized a net loss of approximately $242,000 in the three month period ended July 31, 2011 as compared to a net loss of approximately $230,000 for the same period in fiscal 2010. There were no sales of real estate in the three month periods ended July 31, of either fiscal 2011 or 2010.

Liquidity and Capital Resources

     Cash and cash equivalents decreased approximately $432,000, from $510,000 at October 31, 2010, to $78,000 at July 31, 2011. At July 31, 2011 the Company’s current assets exceeded current liabilities by approximately $107,000, as compared to October 31, 2010 when the Company’s current assets exceeded current liabilities by approximately $400,000.

     Net cash used in operating activities for the nine months ended July 31, 2011 were $381,000, as compared to $117,000 for the same period in fiscal 2010, for a net increase of $264,000. This increase in cash used during the nine months ended July 31, 2011 was not significant. During fiscal 2011 the Company invested $51,000 in capital expenditures. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

     At July 31, 2011, all of the Company’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2011 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $64,000 and $88,000 for the nine months ended July 31, 2011 and 2010, respectively. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2011, the balance due under these notes was $847,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

     For the nine months ended July 31, 2011, we did not have any off-balance sheet arrangements.

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

     As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

     In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this quarterly report on Form 10-Q for the nine months ended July 31, 2011 and 2010 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the nine months ended July 31, 2011 and 2010, included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting during the nine month period ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

     We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the nine month period ended July 31, 2011, but was not reported.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBIT No. 31.1 - Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT No. 31.2 – Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT No. 32.1 - Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT No. 32.2 – Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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