Form 10-K/A
period 2011-10-31
CANAL CAPITAL CORP
filed 2012-10-30
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the one year period ended October 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2011, was approximately $75,000. Common Stock, $.01 par value per share: 4,326,929 outstanding at September 30, 2012.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K for the period ended October 31, 2011 (the “10-K”), is to provide audited financial statements of Canal Capital Corporation (the “Company”) that were not provided by the Company in its original filing of the 10-K on January 23, 2012. Where indicated, the financial data presented in the 10-K is as of October 31, 2011, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

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

At October 31, 2011, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota in September 2010. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 2 acres of undeveloped land in Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

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

Real Estate

Canal is involved in the commercial real estate industry in the Midwest section of the United States. Commercial real estate refers to those real estate investment goods that can generate benefits in the form of leasing or rental income as well as from property appreciation. At October 31, 2011 Canal’s properties located in four Midwest states were, for the most part, on long term lease agreements or being held for resale. As of the date of this filing, Canal has one remaining rental property, located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Our Services

At October 31, 2011, Canal engaged in real estate and stockyard operations in the Midwest section of the United States. Canal, along with its wholly owned subsidiaries, Omaha Livestock Market, Inc. and Sioux Falls Stockyards Company, was involved in the management, and sale of its real estate properties and the operation of a central public stockyard. Canal also sells antiquities through independent art dealers and at public art auctions through its wholly owned subsidiary, Canal Arts Corporation.

Real Estate Operations

At October 31, 2011, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. The properties consist, for the most part, of land and structures leased to third parties (a rail car repair shop, a lumber yard and a fast food retail business) as well as vacant land available for resale. Its principal real estate operating revenues are derived from lease income on its three long-term lease agreements and the proceeds from the sale of real estate properties.

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

Stockyard Operations

At October 31, 2011, Canal operated a central public stockyard located in St. Joseph, Missouri, and one located in Sioux Falls, South Dakota (collectively the “Stockyards”). Public stockyards act much like a securities exchange, providing markets for all categories of livestock and fulfilling the economic functions of assembly, grading, and price discovery. The Company’s principal stockyard revenues are derived from a per head charge (“yardage charge”) imposed on all livestock consigned for sale at the stockyards and the sale of feed and bedding.

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

At October 31, 2011, Canal was in the process of selling, in an orderly manner, its remaining art inventory which consisted only of seven pieces of antiquity art. This was being accomplished primarily through consignment arrangements with various independent art dealers and through sale at public art auctions. Canal did not have any art sales in fiscal 2009 or 2010. In the fourth quarter of fiscal 2011, Canal has sold one piece of its antiquity art for $12,000 which generated a loss of $8,000. Additionally, at October 31, 2011, Canal recorded a $70,500 impairment charge to write down its remaining art inventory to an estimated net realizable value of $10,000.

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

Customers

Stockyards - At October 31, 2011, we had approximately 500 customers at our St. Joseph, Missouri stockyard location all of which were considered small to medium size livestock producers. At that time there was no concentration of customers or group of customers who represent 20% or more of the Company’s stockyard revenues as at that date. As of the date of this report, we have sold our stockyard operations in Sioux Falls, South Dakota and in St. Joseph, Missouri, and we are no longer involved in the stockyards business.

Real Estate - At October 31, 2011, Canal’s real estate properties consisted primarily of three properties (each located in a different state) subject to long term lease agreements. Accordingly, each tenant represented approximately 33% of Canal’s rental revenues. As of the date of this report, the Company has sold all its rental properties, with the exception of one located in Omaha, Nebraska and two acres of vacant land that is available for development or resale.

Art Inventory Held for Sale - Canal attempts to sell its remaining art inventory through independent art dealers and through sale at public art auctions. During fiscal year 2011, Canal did not work exclusively with any specific art dealer.

Sales and Marketing

At October 31, 2011, Canal advertised its stockyard services through print ads in the regional newspapers and carried on additional marketing activities through a network of market agencies and commission sales representatives. Canal has not engaged in such sales and marketing efforts since August 2012.

At October 31, 2011, Canal’s real estate properties are all on long term lease agreements with average terms of 10 years. In most cases, these lease agreements were renewed by the existing tenants and so we did not need to advertise. The lease on our one remaining real estate property has been renewed effective October 31, 2012 with an initial term of ten years.

Canal does not do any advertising or marketing on behalf of its art inventory.

Competition

At October 31, 2011, Canal competed in the area of real estate development with other regional developers, some of which were substantially larger and had significantly greater financial resources than Canal. As of the date of this report, the Company’s real estate operations have been substantially diminished to one property in Omaha, Nebraska which generates only $100,000 in income.

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

Employees

At October 31, 2011, Canal employed approximately 30 employees, and at such time was in material compliance with relevant United States labor laws. Canal currently employs 5 full time employees, three of which fill the responsibilities of senior management and accounting with the remaining two in administrative functions.

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

Selling art in general involves various degrees of risk. Canal’s success in selling its art inventory is dependent at least in part, on general economic conditions, including supply, demand, international monetary conditions and inflation. As of the date of this report, Canal has sold one piece of antiquity art at a small loss. As of October 31, 2011, Canal has written down its remaining art inventory by approximately $70,000 to an estimated net realizable value for the remaining six pieces of $10,000. There is no guarantee that Canal will be able to sell its remaining art inventory.

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

Canal's properties at October 31, 2011 include:

			Leased	Held
	Year	Total	to Third	for	Current
Location	Acquired	Acreage(2)	Opertns	Resale	Status(3)
St. Joseph, MO(1)	1942	30	0	0	Sold
S. St. Paul, MN	1937	1	1	0	Sold
Sioux City, IA	1937	8	6	2	Sold
Omaha, NE	1976	9	9	0	Leased
Total		48	17	2

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously quoted on the OTC Bulletin Board but it is now being quoted on the over-the-counter electronic quotation system maintained by The OTC Markets, LLC, with a “yield” alert to indicate the unavailability of recent financial information. The high and low price ranges of Canal's common stock for the eight quarters ended October 31, 2011 as reported on the "pink sheets" were:

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
January 31	$0.03	$0.02	$0.04	$0.02
April 30	$0.03	$0.02	$0.04	$0.02
July 31	$0.03	$0.02	$0.04	$0.03
October 31	$0.03	$0.02	$0.04	$0.03

Approximate number of holders of our common stock

As of October 31, 2011, there were approximately 700 holders of record of our common stock, par value $.01 per share. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

There were no cash dividends paid during the fiscal years ended October 31, 2011 and 2010. Canal is subject to restrictions on the payment of cash dividends under certain debt agreements. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings to support the Company’s cash flow and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no options outstanding under the Company’s equity compensation plans at October 31, 2011 or 2010.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended October 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of fiscal 2011.

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

As of October 31, 2011, Canal's real estate properties are located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri and Omaha, Nebraska. Canal sold all of the property it owned in Sioux Falls, South Dakota, in September 2010. The properties consist, for the most part, of land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owns approximately 2 acres of undeveloped land in Sioux City, Iowa and it operates a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provides various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offers other services, such as pure bred and other specialty sales for producer organizations.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Fiscal Year Ended October 31,
	2011	2010
	(In Thousands)
Revenues:
Real Estate Revenue	$270	$2,285
Stockyard Revenue	1,766	2,003
Total Revenue	2,036	4,288

Costs and Expenses:
Real Estate Expenses	57	849
Stockyard Expenses	1,626	1,820
General and Administrative Expenses	944	962
Total Costs and Expenses	2,627	3,631

Income (Loss) from Operations	(591)	657
Other Income	13	16
Interest Expense	(85)	(126)
Other Expenses	(78)	0

Net Income (Loss)	$(741)	$547

Revenues

At October 31, 2011, Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Canal’s revenues in 2011 decreased by $2.3 million to $2.0 million as compared with 2010 revenues of $4.3 million. The fiscal 2011 decrease in revenues is due primarily to the $2.0 million decrease in sales of real estate, combined with a $0.3 million decrease in stockyard revenues. The fiscal 2010 decrease in revenues is due primarily to the $0.6 million decrease in revenues from stockyard operations offset to a certain extent by the $0.3 million increase in sales of real estate.

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

Art Revenues: Art revenues are comprised of the proceeds from the sale of art. In fiscal 2011 Canal sold one piece of antiquity art for $12,000 with a cost of $20,000 generating an operating loss of $8,000. There were no art sales or expenses in fiscal 2010. Additionally, in fiscal 2011 the Company wrote down its remaining art inventory by $71,000, thereby, reducing the inventory to its estimated net realizable value. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Expenses

Real estate expenses for 2011 of $0.1 million decreased by $0.7 million (93.3%) from $0.7 million in 2010. Real estate expenses are comprised of cost of real estate sold (0.0% and 89.3%), labor, operating and maintenance (16.9% and 2.8%), depreciation and amortization (38.9% and 2.6%), taxes other than income taxes (26.3% and 2.5%), and general and administrative expenses (17.9% and 2.5%) for 2011 and 2010, respectively. The percentage variations in the year to year comparisons of the other real estate operating expenses is due to the sharp decrease in cost of real estate sold in fiscal 2011.

Stockyard expenses for 2011 of $1.6 million decreased by $0.2 million (10.7%) from $1.8 million in 2010. Stockyard expenses are comprised of labor and related costs (45.1% and 42.9%), operating and maintenance (26.4% and 27.0%), feed and bedding expense (4.8% and 4.6%), depreciation and amortization (1.3% and 0.7%), taxes other than income taxes (4.0% and 8.1%) and general and administrative expenses (18.4% and 16.7%) for 2011 and 2010, respectively. There were no significant percentage variations in the year to year comparisons.

Art Expenses: Art expenses are comprised of the cost of inventory sold and selling, general and administrative expenses. In fiscal 2011 Canal sold one piece of antiquity art for $12,000 with a cost of $20,000 generating an operating loss of $8,000. There were no art expenses in fiscal 2010. Additionally, in fiscal 2011 the Company wrote down its remaining art inventory by $71,000, thereby, reducing the inventory to its estimated net realizable value.

General and Administrative

General and administrative expenses for 2011 of $0.9 million were virtually unchanged from $0.9 million in 2010. The major components of general and administrative expenses are officers salaries (48.9% and 53.2%),pension expense (10.5% and 12.1%), insurance expense (8.3% and 8.3%), office salaries (9.7% and 9.8%), travel expense (1.6% and 3.9%)and legal fees (2.7% and 2.7%) for 2011 and 2010, respectively. There were no other significant percentage variations in the year to year comparisons.

Interest Expense

Interest expense for 2011 of $85,000 decreased by $41,000 (32.6%) from $126,000 in 2010. The 2011 decrease is due primarily to the $145,000 decrease in long-term debt outstanding at the end of fiscal 2010. At October 31, 2011 the outstanding balance of these notes was $847,000.

At October 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $85,000 and $126,000 for the years ended October 31, 2011 and 2010, respectively. At various times during fiscal 2011, the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and will be repaid as funds become available in fiscal 2012. As of October 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt related party.

Interest and Other Income

Interest and other income of $13,000 for 2011 decreased $3,000 (16.8%) from $16,000 in fiscal 2010. Interest and other income is primarily comprised of dividend and interest income.

Net Income

Canal recognized a net loss of $0.7 million for 2011 as compared to the 2010 net income of $0.5 million. After recognition of preferred stock dividend payments (accrued or paid in additional shares of preferred stock for each of fiscal 2011 and 2010 of $0 in 2011 and $12,000 in 2010, the results attributable to common stockholders was virtually unchanged. Canal’s 2011 net loss of $0.7 million was due primarily to the lack of real estate sales in fiscal 2011 as compared to fiscal 2010 when Canal sold a piece of property which generated operating income of $0.7 million. Canal’s 2010 net income of $0.5 million was due primarily to the sale of its Sioux Falls, South Dakota property (thirty acres formerly used in stockyard operations) $2.0 million, generating a gain of $1.2 million.

Liquidity and Capital Resources

Cash and cash equivalents of $36,000 at October 31, 2011 decreased $474,000 from $510,000 at October 31, 2010. Net cash used by operations in fiscal 2011 was $0.4 million. At October 31, 2011 the Company’s current liabilities exceeded current assets by approximately $0.1 million which represented a decrease of $0.5 million over October 31, 2010 when current assets exceeded current liabilities by approximately $0.4 million.

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

Obligations Under Material Contracts

At October 31, 2011, all of the Company’s Long-Term Debt is held by the Company’s Chief Executive Officer. These notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $85,000 and $126,000 for the years ended October 31, 2011 and 2010, respectively. At various times during fiscal 2011 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and will be repaid as funds become available in fiscal 2012. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940, restricts Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Property held for Development or Resale -- Property held for development or resale consist of approximately 2 acres, located in the Midwest of undeveloped land, not currently utilized for corporate purposes nor included in any of the present operating leases. The Company constantly evaluates proposals received for the purchase, leasing or development of this asset.

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

Off-Balance Sheet Arrangements

For the year ended October 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of October 31, 2011 and 2010 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, as of October 31, 2011, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, management used a framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of October 31, 2011, due, we believe, primarily to the fact that we have limited personnel and funds available for continuous legal and accounting counsel as it pertains to our filing requirements with the SEC. As a result, since its annual report for the fiscal year ended October 31, 2008, the Company submitted its annual and quarterly financial statements in filings to the SEC without the benefit of the audit, and review, as applicable, by an independent public accounting firm. Additionally, in our annual reports on Form 10-K for the fiscal years ended October 31, 2009, 2010 and 2011 there was a lack of adequate controls over the recording of gains on sales of properties and other transactions, that constituted a material weakness in internal control over financial reporting.

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits as applicable, of its financial statements for the non-compliant periods. The Company expects that the filing of this annual report on Form 10-K for the fiscal years ended October 31, 2011 and 2010 will be another step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal years ended October 31, 2011 and 2010, included in this report, to contain material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Asher B. Edelman	72	Chairman of the Board
Michael E. Schultz	75	President, Chief Executive Officer & Director
Reginald Schauder	62	Chief Financial Officer, Secretary & Treasurer

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

Board Composition and Committees

Our board of directors currently consists of two members Asher B. Edelman and Michael E. Schultz. Mr. Edelman serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Due to the limited number of directors, the creation of numerous independent committees is not feasible. During fiscal 2011, the Board of Directors held one meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. As at October 31, 2011, all of our officers and directors had submitted their required reports.

Code of Ethics and Conduct

Our Board of Directors has adopted a written Code of Business Ethics and Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is filed at Exhibit 14.1 hereto and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - Fiscal Years Ended October 31, 2011 and 2010

The following table summarizes the compensation of the Company's Chief Executive Officer and the other two executive officers of the Company whose salary for fiscal 2011 exceeded $100,000.

Name and Principal
Position	Year	Salary

Michael E. Schultz	2011	$175,000
President and Chief Executive Officer	2010	$175,000

Asher B. Edelman	2011	$175,000
Chairman of the Board and Executive Committee	2010	$175,000

Reginald Schauder	2011	$136,000
Vice President, Chief Financial Officer Treasurer and Secretary	2010	$136,000

Employment Agreements

None

In order to improve the Company’s cash flow, Messrs. Edelman and Schultz each agreed to defer receipt of their annual salaries effective November 1, 2009. Additionally, effective November 1, 2010 Mr. Schauder agreed to defer receipt for $24,000 of his annual salary. These amounts are accrued by the Company with payments made from time to time as cash becomes available to the Company. Additionally, Mr. Schultz has deferred interest and other reimbursable expenses during the year. At October 31, 2011, the total liability under these agreements was approximately $459,000.

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

During the 2011 fiscal year, no options under the 1985 plan were granted and no options previously granted were exercised. At October 31, 2011, there were no options outstanding under the 1985 Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as set forth below, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2011 fiscal year which were required to be disclosed pursuant to the rules and regulations of the SEC.

At October 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $85,000 and $126,000 for the years ended October 31, 2011 and 2010, respectively. At various times during fiscal 2011 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and will be repaid as funds became available in fiscal 2012. As of October 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

Canal did not employ the services of outside accountants at any time during fiscal 2011 or 2010.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service as of and for the year end October 31, 2011.

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
YEARS ENDED OCTOBER 31, 2011 AND 2010

The following documents are filed as part of this report:

(a) 1. Financial Statements --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
Canal Capital Corporation:
Port Jefferson Station, NY

We have audited the accompanying balance sheets of Canal Capital Corporation (the “Company”) as of October 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended October 31, 2011 and 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Capital Corporation as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RAICH ENDE MALTER & CO. LLP
New York, New York
October 30, 2012

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
ASSETS
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS	$35,514	$510,361
RESTRICTED CASH - TRANSIT INSURANCE	35,484	26,000
NOTES AND ACCOUNTS RECEIVABLE	120,300	163,879
STOCKYARDS INVENTORY	20,749	14,608
PREPAID EXPENSES	13,948	12,461
TOTAL CURRENT ASSETS	225,995	727,309

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $ 494,599 AND $ 472,399 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	1,668,008	1,676,407

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $ 212,257 AND $ 191,857 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	1,072,267	1,034,672

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250
OTHER ASSETS:
RESTRICTED CASH - LETTER OF CREDIT	140,000	140,000
ART INVENTORY	10,000	100,000
	150,000	240,000
TOTAL ASSETS	$3,168,520	$3,730,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$160,370	$156,461
LINE OF CREDIT - ORDER BUYING	106,395	154,366
TRANSIT INSURANCE	35,484	26,000

TOTAL CURRENT LIABILITIES	302,249	336,827

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	847,000	847,000
LONG-TERM PENSION LIABILITY	812,820	869,676
SALARIES AND INTEREST PAYABLE - OFFICERS	458,700	175,000
REAL ESTATE TAXES PAYABLE	56,200	44,543

TOTAL NON-CURRENT LIABILITIES	2,174,720	1,936,219

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' (DEFICIT) EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 AND 9,102,655 SHARES ISSUED AND OUTSTANDING AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10.00 PER SHARE FOR $ 91,026,550 AND $ 91,026,550 AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED & 4,326,929 SHARES OUTSTANDING AT OCTOBER 31, 2011 AND 2010, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(12,056,664)	(11,315,376)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME (LOSS):
PENSION VALUATION RESERVE	(1,919,126)	(1,894,373)

	691,551	1,457,592

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,168,520	$3,730,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	October 31,

	2011	2010

REAL ESTATE OPERATIONS:

REAL ESTATE REVENUES:
SALE OF REAL ESTATE	$0	$2,000,000
REAL ESTATE RENTAL	269,826	274,862
EXCHANGE BUILDING RENTAL	0	10,414
	269,826	2,285,276

REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	0	758,408
LABOR, OPERATING AND MAINTENANCE	9,625	24,526
DEPRECIATION AND AMORTIZATION	22,200	22,200
TAXES OTHER THAN INCOME TAXES	15,000	21,600
GENERAL AND ADMINISTRATIVE	10,200	21,961
	57,025	848,965

INCOME FROM REAL ESTATE OPERATIONS	212,801	1,436,581

STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	1,537,051	1,660,843
FEED AND BEDDING INCOME	105,095	99,974
RENTAL & OTHER INCOME	123,654	242,014
	1,765,800	2,002,831

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	733,085	781,058
OTHER OPERATING AND MAINTENANCE	429,382	492,031
FEED AND BEDDING EXPENSE	78,764	84,545
DEPRECIATION AND AMORTIZATION	20,400	13,470
TAXES OTHER THAN INCOME TAXES	64,553	146,014
GENERAL AND ADMINISTRATIVE	299,486	303,472
	1,625,670	1,820,590

INCOME FROM STOCKYARD OPERATIONS	140,130	182,241

GENERAL AND ADMINISTRATIVE EXPENSE	(943,989)	(962,131)

INCOME (LOSS) FROM OPERATIONS	(591,058)	656,691

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
Continued ...

	October 31,
	2011	2010
OTHER (EXPENSES) INCOME:
INTEREST AND OTHER INCOME	13,090	15,738
INTEREST EXPENSE-RELATED PARTY	(84,700)	(125,766)
IMPAIRMENT AND LOSS FROM ART SALE	(78,620)	0
	(150,230)	(110,028)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(741,288)	546,663
(BENEFIT) PROVISION FOR INCOME TAXES	0	0
NET INCOME (LOSS)	(741,288)	546,663

OTHER COMPREHENSIVE (LOSS) INCOME:
MINIMUM PENSION LIABILITY ADJUSTMENT	(24,753)	21,612
COMPREHENSIVE INCOME (LOSS)	$(766,041)	$568,275

NET INCOME (LOSS) PER COMMON SHARE:
- BASIC	$(0.17)	$0.14
- DILUTED	$(0.17)	$0.14
WEIGHTED AVERAGE NUMBER OF SHARES:
- BASIC	4,326,929	4,326,929
- DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2011 AND 2010

	COMMON STOCK		PREFERRED STOCK
	NUMBER		NUMBER
	OF		OF
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, OCTOBER 31, 2009	5,313,794	$53,138	9,102,655	$91,027
NET INCOME	0	0	0	0
DISTRIBUTION	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0

BALANCE, OCTOBER 31, 2010	5,313,794	$53,138	9,102,655	$91,027
NET LOSS	0	0	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	0	0
BALANCE, OCTOBER 31, 2011	5,313,794	$53,138	9,102,655	$91,027

	ADDITIONAL			TREASURY STOCK,
	PAID-IN	ACCUMULATED	COMPREHENSIVE	AT COST
	CAPITAL	DEFICIT	(LOSS)INCOME	986,865 SHARES

BALANCE, OCTOBER 31, 2009	$25,526,721	($11,862,039)	($1,915,985)	($11,003,545)
NET INCOME	0	546,663	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	21,612	0

BALANCE, OCTOBER 31, 2010	$25,526,721	($11,315,376)	($1,894,373)	($11,003,545)
NET LOSS	0	(741,288)	0	0
MINIMUM PEN. LIAB. ADJ.	0	0	(24,753)	0

BALANCE, OCTOBER 31, 2011	$25,526,721	($12,056,664)	($1,919,126)	($11,003,545)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	OCTOBER 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(741,288)	$546,663
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH (USED) BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION	42,600	35,670
LOSS ON SALES OF ART	78,620	0
GAIN ON SALES OF REAL ESTATE	0	(1,241,592)
MINIMUM PENSION LIABILITY ADJUSTMENT	(24,753)	21,612

DECREASE (INCREASE) IN ASSETS:
NOTES AND ACCOUNTS RECEIVABLE	43,579	(57,454)
STOCKYARDS INVENTORY	(6,141)	1,978
PREPAID EXPENSES	(1,487)	4,504
RESTRICTED CASH - LETTER OF CREDIT	0	(10,000)
RESTRICTED CASH - TRANSIT INSURANCE	(9,484)	4,690
DEPOSITS AND OTHER	0	0

INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,909	(24,813)
LINE OF CREDIT - ORDER BUYING	(47,971)	92,366
PENSION PLAN PAYABLE	(56,856)	73,004
SALARIES AND INTEREST PAYABLE - OFFICERS	283,700	175,000
REAL ESTATE TAXES PAYABLE	11,657	(178,248)
TRANSIT INSURANCE	9,484	(4,690)

TOTAL ADJUSTMENTS	326,857	(1,107,973)

NET CASH USED BY OPERATING ACTIVITIES	(414,431)	(561,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF REAL ESTATE	0	2,000,000
PROCEEDS FROM SALES OF ART	11,380	0
COSTS RELATING TO SALES OF REAL ESTATE	0	(537,953)
COSTS RELATING TO SALES OF ART	0	0
CAPITAL EXPENDITURES	(71,796)	(400,000)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(60,416)	1,062,047

CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENT OF LONG-TERM DEBT OBLIGATIONS	0	(145,000)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(474,847)	355,737
CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	510,361	154,624

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,514	$510,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST EXPENSE	$84,700	$125,766

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The following tables summarize the corrections on each of the affected financial statement line items for each period presented:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Consolidated Balance Sheet
ACCOUNTS RECEIVABLE	$82,585	$37,715	$120,300
PROPERTY ON OPERATING LEASES	1,383,008	285,000	1,688,008
PROPERTY USED IN STKY. OPER.	570,267	502,000	1,072,267
ART INVENTORY	80,500	(70,500)	10,000

ACCOUNTS PAYABLE & ACCR. EXP.	351,765	(191,395)	160,370
ACCRUED PROFESSIONAL FEES	24,000	(24,000)	0
LINE OF CREDIT - ORDER BUYING	0	106,395	106,395
INCOME TAXES PAYABLE	10,000	(10,000)	0
PREFERRED STOCK DIV. PAYABLE	169,550	(169,550)	0

ADDITIONAL PAID-IN CAPITAL	28,322,341	(2,795,620)	25,526,721
ACCUMULATED DEFICIT	(15,895,049)	3,838,385	(12,056,664)

Consd. Stmt. Of Operations
GENERAL & ADMIN. EXPENSE	968,989	(25,000)	943,989
INTEREST & OTHER INCOME	(375)	(12,715)	(13,090)
IMPAIRMENT AND LOSS FROM
ART SALE	8,120	70,500	78,620

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, as follows:

Federal	2011 and beyond
New York State	2011 and beyond
Minnesota State	2011 and beyond
Missouri State	2011 and beyond
Nebraska State	2011 and beyond
Iowa State	2011 and beyond

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

E) Art Inventory Held for Sale - Inventory of art consisting of antiquities is valued at the lower of cost, including direct acquisition and restoration expenses, or net realizable value on a specific identification basis. The nature of art makes it difficult to determine a replacement value. The most compelling evidence of a value in most cases is an independent appraisal. For fiscal 2011 the net realizable value of Canals remaining art inventory has been estimated by management based in part on the Company’s history of art sales in previous years and in part on the results of the independent appraisals done in previous years. However, because of the nature of art inventory, such determination is very subjective and, therefore, the estimated values could differ significantly from the amount ultimately realized.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	RELATED PARTY DEBT

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes currently carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restrict Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of October 31, 2011, the balance due under these notes was $847,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $85,000 and $126,000 for the years ended October 31, 2011, and 2010, respectively.

At October 31, 2011, substantially all of Canal's real properties, the stock of certain subsidiaries and its art inventories are pledged as collateral for the following obligations:

	October 31,
	2011	2010

Mortgage notes due May 15, 2015 - related party (see Note 18)	$847,000	$847,000

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $106,000 and $154,000 at October 31, 2011 and 2010, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	INCOME TAXES

Significant components of the Company’s deferred asset/(liability) as of October 31, 2011 and 2010 include differences in depreciation methods, inventory valuation allowance and net operating loss carryforward:

	2011	2010
Total Gross Deferred Tax assets	$3,368,000	$4,179,000
Less - Valuation Allowance	(3,368,000)	(4,179,000)
Net Deferred Tax Assets	$0	$0
Total Gross Deferred Tax Liability	$0	$0
Net Deferred Tax Asset (Liability)	$0	$0

Actual income tax (benefit) expense differs from the “expected” tax expense computed by applying the U.S. federal corporate tax rate of 34% to income(loss) before income taxes as follows:

	2011	2010

Computed Expected Tax (Benefit)Expense	$(228,000)	$(201,000)
Change in Valuation Allowance	228,000	201,000
Other	0	0

	$0	$0

At October 31, 2011, the Company has net operating loss carryforwards of approximately $9,116,000 that expire through 2031. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. Such allowance increased (decreased) by approximately $(222,000)and $(609,000) during the years ended October 31, 2011 and 2010, respectively. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets. F-16

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, 550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no options outstanding under either of these plans at October 31, 2011 or 2010.

7.	ART INVENTORY HELD FOR SALE

Antiquities art represented 100% of total art inventory at both October 31, 2011 and 2010, respectively. The Company has recorded a valuation allowance of $416,000 and $396,000 against its inventory to reduce it, to reflect management’s estimate, of its net realizable value at October 31, 2011 and 2010, respectively, based on the history of losses sustained on inventory items sold in the current and previous years. During fiscal 2011, Canal sold one piece of antiquity art for $12,000 generating a loss of $8,000 and recorded a $70,500 impairment charge. There were no art sales in fiscal 2010.

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

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.	Minimum Future Rentals on Operating Leases

Minimum future rentals consist primarily of rental income from leased land and structures, Exchange Building rents (commercial office space) and other rental activities, all of which are accounted for as operating leases. The estimated minimum future rentals on operating leases are $210,000, $110,000, $110,000, $110,000 and $110,000 for fiscal years 2013, 2014, 2015, 2016 and 2017, respectively.

10.	FINANCIAL INFORMATION FOR BUSINESS SEGMENTS

Canal is engaged in two distinct businesses -- real estate and stockyard operations.

The following summary presents segment information relating to these lines of business except for the respective revenues, operating income and the reconciliation of operating income with pre-tax income which information is presented on Canal's income statement.

	October 31,
	2011	2010
Identifiable assets:

Real estate	$1,720,000	$2,005,000
Stockyard operations	1,363,000	1,654,000
Corporate	86,000	112,000

	$3,169,000	$3,731,000

	2011	2010
Capital expenditures:

Real estate	$14,000	$340,000
Stockyard operations	58,000	60,000
Corporate	0	0
	$72,000	$400,000

Income from real estate operations includes gains on sales of real estate of $0 and $1,242,000 in 2011 and 2010, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.	EARNINGS (LOSS) PER COMMON SHARE AND DIVIDENDS PAID

During each of the fiscal years ended October 31, 2011 and 2010, the Company had no options outstanding. There were no dividends declared on common stock during the years ended October 31, 2011 and 2010. There were no dividends declared on preferred stock during the years ended October 31, 2011 and 2010.

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been reported in the financial statements.

Basic and diluted earnings (losses) available to common stockholders at October 31, 2011 and 2010 were:

	For the Year Ended October 31, 2011
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$(741,000)

Less preferred stock dividends	0

(Loss) available to common stock- holders-diluted earnings per share	$(741,000)	4,327,000	$(0.17)

	For the Year Ended October 31, 2010
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$547,000

Less preferred stock dividends	0

(Loss) available to common stock- holders-diluted earnings per share	$547,000	4,327,000	$0.13

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.	LEGAL PROCEEDINGS

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At October 31, 2011, the liability for remediation, if any, was not estimatable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

13.	Property Held for Development or Resale

A schedule of the Company’s property held for development or resale at October 31, 2011 is as follows (000's omitted):

Description (1)	Land

2 acres of land in Sioux City, Ia Acquired in 1937 - Historical cost	$53

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.	Property on Operating Leases

A schedule of the Company’s property on operating leases at October 31, 2011 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/11
New York office Various leasehold improvements	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	21	0	14	(20)	1,165

1 acre of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(467)	28

6 acres of land in Sioux City, IA Acquired in 1937	475	0	0	0	0	475
	$1,635	$514	$0	$14	$(495)	$1,668

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

15.	Property used in Stockyard Operations

A schedule of the Company’s property used in stockyard operations at October 31, 2011 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	10/31/11

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$325	$0	$58	$(213)	$1,072

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations (see note 4).

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.	PREFERRED STOCK ISSUANCE

On October 15, 1986 Canal exchanged 986,865 shares of its $1.30 Exchangeable Preferred Stock ("the Preferred Stock") for a like amount of its outstanding common stock. Since the exchange, the Company has issued an additional 9,108,015 shares in the form of stock dividends and in October 2003 the Company, repurchased for retirement, 992,225 shares (from an affiliate) at $0.10 per share resulting in a total outstanding at October 31, 2011 of 9,102,655. All of the Preferred Stock has a par value of $0.01 per share and a liquidation preference of $10 per share. The Preferred Stock is subject to optional redemption, in exchange for Canal's 13% Subordinated Notes, by Canal, in whole or in part at any time on or after September 30, 1988 at the redemption price of $10 per share. Dividends on the Preferred Stock accrue at an annual rate of $1.30 per share and are cumulative. Dividends are payable quarterly in cash or in Preferred Stock at Canal's option. To date, dividends paid in additional stock have resulted in the issuance of 9,108,015 shares which were recorded at their fair value at the time of issuance.

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

Canal has a defined benefit pension plan covering substantially all of its salaried employees (the "Plan"). The benefits are based on years of service and the employee's compensation earned each year. The Company's funding policy is to contribute the amount that can be deducted for federal income tax purposes. Accordingly, the Company has made contributions of approximately $183,000 for fiscal 2011 and $22,000 for fiscal 2010. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets of the plan were invested in U.S. Government securities, common stocks and antiquities. The Company uses an October 31 measurement date for its pension plan.

The following tables set forth the benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Company's consolidated balance sheets at October 31, 2011 and 2010.

	Plan Year
($ 000's Omitted)	2011	2010

Benefit obligation

Benefit obligation at beginning of year	$1,927	$1,819
Service cost	11	9
Interest cost	86	96
Plan participants’ contributions	0	0
Amendments	0	0
Actuarial (gain) loss	64	127
Benefits paid	(106)	(124)

Benefit obligation at end of year	$1,982	$1,927

Plan assets

Fair value of plan assets at beginning of year	$1,057	$1,022
Actual return on plan assets	36	137
Employer contribution	183	22
Plan participants’ contributions	0	0
Benefits paid	(106)	(124)

Fair value of plan assets at end of year	$1,170	$1,057

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2011	2010
Net Amount Recognized
Funded Status	$(813)	$(870)

Amounts Recognized in the Consolidated Balance Sheets as of October 31,
Current Liabilities	$0	$0
Non-current Liabilities	(813)	(870)
Net Amount Recognized	$(813)	$(870)

Amounts Recognized in Accumulated Other Comprehensive Income as of October 31,
Net Loss	$1,919	$1,894

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$1,982	$1,927
Accumulated Benefit Obligation	1,968	1,917
Fair Value of Plan Assets	1,170	1,057

Components of Net Periodic Benefit Cost
Service Cost	$11	$9
Interest Cost	86	96
Expected Return on Plan Assets	(99)	(82)
Amortization of Prior Service Costs	0	0
Amortization of Net Loss or (Gain)	103	93
Net Periodic Benefit Cost	$101	$116

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Plan Year
($ 000's Omitted)	2011	2010

Additional Information
Decrease in Minimum Liability Included in Other Comprehensive Income, Net of $0 Recognized due to FAS 158 for change in Accrued Benefit Cost and Funded Status	$0	$0

Weighted-Average Assumptions Used to Determine Benefit Obligations at October 31
Discount Rate	4.85%	4.65%
Rate of Compensation Increase	2.50%	2.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended October 31

Discount Rate	4.65%	5.50%
Expected Return on Plan Assets	8.00%	8.00%
Rate of Compensation Increase	2.50%	4.00%

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

401(k) Plan

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $10,000 and $11,000 for each of fiscal 2011 and 2010, respectively.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.	RELATED PARTY TRANSACTIONS

At October 31, 2011, all of Canal’s Long-Term Debt is held by the company’s Chief Executive Officer. After year end management negotiated a three year extension of these notes which pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of $85,000 and $126,000 for the years ended October 31, 2011 and 2010, respectively. At various times during fiscal 2011 certain holders of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding and will be repaid as funds become available in fiscal 2012. As of October 31, 2011, the balance due under these notes was $847,000 all of which is classified as long-term debt related party.

19.	SUBSEQUENT EVENTS

In April 2012, Canal sold 6 acres of land and the improvements thereon located in Sioux City, Iowa to the company’s Chief Executive Officer, Michael E. Schultz for $852,000 generating operating income of $346,000.

In July 2012, Canal sold one acre of land and the improvements thereon located in South St. Paul, Minnesota for $839,000 generating operating income of $791,000.

In August 2012, Canal sold its stockyard operation (30 acres of land and the improvements thereon) located in St. Joseph, Missouri for $500,000 generating an operating loss of $577,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2012.

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

E-1

EXHIBIT INDEX (CONTINUED)

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