Form 10-Q
period 2012-04-30
CANAL CAPITAL CORP
filed 2012-11-28
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Common Stock, $.01 par value per share: 4,326,929 outstanding at June 15, 2012.

EXPLANATORY NOTE

As a result of financial constraints, the Company’s financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, and for the interim fiscal quarters had not been previously audited or reviewed by an independent auditor. In February 2012, the Company received notice from the SEC of its obligation to file audited and reviewed financial statements with its periodic reports and the nine reports outlined above were appropriately amended and filed with the SEC on October 30, 2012. This report is the second of the final three filings which the Company expects to file in order to become fully compliant with its reporting requirements with SEC. The Company expects to be fully compliant on or before January 31, 2013.

Where indicated, the financial data presented in the 10-Q is as of April 30, 2012, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited) – April 30, 2012 and October 31, 2011	5

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited) for the Six and Three Month Periods ended April 30, 2012 and 2011	7

Consolidated Statements of Cash Flows (Unaudited) for the Six Month Periods ended April 30, 2012 and 2011	11

Notes to Unaudited Consolidated Financial Statements	13

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	APRIL 30,	OCTOBER 31,
	2012	2011
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$191,152	$35,514
RESTRICTED CASH – TRANSIT INSURANCE	83,711	35,484
ACCOUNTS RECEIVABLE	214,634	120,300
STOCKYARDS INVENTORY	8,274	20,749
PREPAID EXPENSES	49,691	13,948
TOTAL CURRENT ASSETS	547,462	225,995

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $505,699 AND $494,599 AT APRIL 30, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	1,181,908	1,668,008

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $221,857 AND $212,257 AT APRIL 30, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	1,062,667	1,072,267

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	155,000	140,000
ART INVENTORY	10,000	10,000
	165,000	150,000
	$3,009,287	$3,168,520

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	APRIL 30,	OCTOBER 31,
	2012	2011

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$134,634	$160,370
LINE OF CREDIT – ORDER BUYING	164,050	106,395
TRANSIT INSURANCE	83,711	35,484

TOTAL CURRENT LIABILITIES	382,395	302,249

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	564,000	847,000
LONG-TERM PENSION LIABILITY	630,761	812,820
SALARIES AND INTEREST PAYABLE – OFFICERS	480,600	458,700
REAL ESTATE TAXES PAYABLE	56,867	56,200

TOTAL NON-CURRENT LIABILITIES	1,732,228	2,174,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT APRIL 30, 2012 AND OCTOBER 31, 2011, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT APRIL 30, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE:
10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT APRIL 30, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,907,551)	(12,056,664)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME:
PENSION VALUATION RESERVE	(1,865,126)	(1,919,126)

	894,664	691,551

	$3,009,287	$3,168,520

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
REAL ESTATE OPERATIONS:
REAL ESTATE REVENUES:
SALE OF REAL ESTATE	852,000	0
OUTSIDE REAL ESTATE RENT	133,045	136,488
EXCHANGE BUILDING RENTAL INCOME	0	0
	985,045	136,488
REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	505,821	0
LABOR, OPERATING AND MAINTENANCE	4,828	4,534
DEPRECIATION AND AMORTIZATION	11,100	11,100
TAXES OTHER THAN INCOME TAXES	7,500	7,500
GENERAL AND ADMINISTRATIVE	5,100	5,100
	534,349	28,234
INCOME FROM REAL ESTATE OPERATIONS	450,696	108,254

GENERAL AND ADMINISTRATIVE EXPENSE	(487,974)	(414,027)

(LOSS) FROM CONTINUING OPERATIONS	(37,278)	(305,773)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	272	269
INTEREST EXPENSE	(44,629)	(42,350)
ART SALES AND OPERATIONS	0	0
	(44,357)	(42,081)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(81,635)	(347,854)
PROVISION FOR INCOME TAXES	0	0
(LOSS) FROM CONTINUING OPERATIONS	(81,635)	(347,854)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
Continued

	2012	2011

DISCONTINUED STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,095,691	$1,039,421
FEED AND BEDDING INCOME	69,787	67,063
RENTAL & OTHER INCOME	82,763	65,158
	1,248,241	1,171,642

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	425,201	411,153
OTHER OPERATING AND MAINTENANCE	266,836	239,682
FEED AND BEDDING EXPENSE	65,492	50,114
DEPRECIATION AND AMORTIZATION	9,600	10,200
TAXES OTHER THAN INCOME TAXES	40,953	40,396
GENERAL AND ADMINISTRATIVE	209,411	201,184
	1,017,493	952,729

INCOME FROM DISCONTINUED STKY OPERATIONS	230,748	218,913

NET INCOME (LOSS)	149,113	(128,941)

OTHER COMPREHENSIVE INCOME (LOSS):

MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	54,000

COMPREHENSIVE INCOME (LOSS)	$203,113	$(74,941)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$0.03	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
REAL ESTATE OPERATIONS:
REAL ESTATE REVENUES:
SALE OF REAL ESTATE	852,000	0
OUTSIDE REAL ESTATE RENT	62,801	66,244
EXCHANGE BUILDING RENTAL INCOME	0	0
	914,801	66,244
REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	505,821	0
LABOR, OPERATING AND MAINTENANCE	2,289	2,204
DEPRECIATION AND AMORTIZATION	5,550	5,550
TAXES OTHER THAN INCOME TAXES	3,750	3,750
GENERAL AND ADMINISTRATIVE	2,550	2,550
	519,960	14,054
INCOME FROM REAL ESTATE OPERATIONS	394,841	52,190

GENERAL AND ADMINISTRATIVE EXPENSE	(280,253)	(208,167)

INCOME (LOSS) FROM CONTINUING OPERATIONS	114,588	(155,977)

OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	152	52
INTEREST EXPENSE	(23,454)	(21,175)
ART SALES AND OPERATIONS	0	0
	(23,302)	(21,123)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	91,286	(177,100)
PROVISION FOR INCOME TAXES	0	0
INCOME (LOSS) FROM CONTINUING OPERATIONS	91,286	(177,100)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011
Continued

	2012	2011

DISCONTINUED STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$481,226	$533,348
FEED AND BEDDING INCOME	26,500	27,165
RENTAL & OTHER INCOME	50,945	32,312
	558,671	592,825

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	206,418	205,508
OTHER OPERATING AND MAINTENANCE	147,618	132,516
FEED AND BEDDING EXPENSE	27,615	21,308
DEPRECIATION AND AMORTIZATION	4,800	5,100
TAXES OTHER THAN INCOME TAXES	19,805	20,181
GENERAL AND ADMINISTRATIVE	99,904	97,583
	506,160	482,196

INCOME FROM DISCONTINUED STKY OPERATIONS	52,511	110,629

NET INCOME (LOSS)	143,797	(66,471)

OTHER COMPREHENSIVE INCOME (LOSS):

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

COMPREHENSIVE INCOME (LOSS)	$170,797	$(39,471)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$0.03	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$149,113	$(128,941)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	20,700	21,300
GAIN ON SALES OF REAL ESTATE	(346,179)	0
MINIMUM PENSION LIABILITY ADJUSTMENT	54,000	54,000

DECREASE (INCREASE) IN OPERATING ASSETS
ACCOUNTS RECEIVABLE	(94,334)	17,049
STOCKYARDS INVENTORY	12,475	(8,531)
PREPAID EXPENSES	(35,743)	(39,855)
RESTRICTED CASH – LETTER OF CREDIT	(15,000)	0
RESTRICTED CASH – TRANSIT INSURANCE	(48,227)	(44,652)

INCREASE (DECREASE) IN OPERATING LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(25,736)	(93,435)
LINE OF CREDIT – ORDER BUYING	57,655	(57,000)
PENSION PLAN PAYABLE	(182,059)	(146,470)
SALARIES AND INTEREST PAYABLE - OFFICERS	21,900	54,350
REAL ESTATE TAXES PAYABLE	667	889
TRANSIT INSURANCE	48,227	44,652
TOTAL ADJUSTMENTS	(531,654)	(197,703)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(382,541)	(326,644)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
Continued

	2012	2011

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	852,000	0
COSTS RELATING TO SALES OF REAL ESTATE	(30,821)	0
CAPITAL EXPENDITURES	0	(7,500)

NET CASH PROVIDED BY INVESTING ACTIVITIES	821,179	(7,500)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	(283,000)	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	0	0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(283,000)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,638	(334,144)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	35,514	510,361

CASH AND CASH EQUIVALENTS AT END OF YEAR	$191,152	$176,217

	APRIL 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$44,629	$42,350
INCOME TAXES	$0	$0

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Stockyard Operations – At April 30, 2012 Canal operated one central public stockyard located in St. Joseph, Missouri. In August 2012, Canal sold its St. Joseph, Missouri stockyard operation (including approximately 30 acres of land and improvements) for $500,000 generating a loss of $577,000. Canal repaid $164,000 of its outstanding mortgage notes from the proceeds of this sale.

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

The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of April 30, 2012 and the results of its operations and its cash flows for the six month period ended April 30, 2012. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the two years ended October 31, 2011 and the notes thereto which are contained in Canal’s 2011 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2012.

4.	RELATED PARTY DEBT

The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2012, the balance due under these notes was $564,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $45,000 and $42,000 for the six month periods ended April 30, 2012 and 2011, respectively. Accrued interest of $84,600 and $84,700 is included in salaries and interest payable-officers at April 30, 2012 and October 31, 2011, respectively.

At April 30, 2012, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

	Apr. 31,	October 31,
($ 000's Omitted)	2012	2011
Variable rate mortgage notes due May 15, 2015 - related party	$564	$847
Less -- current maturities	0	0
Long-term debt	$564	$847

The Company has a line of credit with HNB Bank in the amount of $250,000. This credit line is used in the Company’s Saint Joseph stockyard order buying operation. The outstanding balances on this line of credit are secured by either the livestock purchased on order or the associated receivable for the livestock that has been delivered to the purchaser.

The outstanding balances on this credit line were $164,000 and $106,000 at April 30, 2012 and October 31, 2011, respectively.

5.	RESTRICTED CASH

Letter of Credit - This is a $155,000 deposit with Mercantile Bank to secure bonds required by the Packers and Stockyards Administration in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash - transit insurance balances of approximately $84,000 and $35,000 at April 30, 2012 and October 31, 2011, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

6.	STOCK OPTION PLAN

Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, 550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at April 30, 2012.

7.	ART INVENTORY

Antiquities art valued at $10,000 represented 100% of total art inventory at both April 30, 2012 and October 31, 2011. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of April 30, 2012 the valuation allowance is approximately $466,000.

8.	INCOME TAXES

At April 30, 2012, the Company has net operating loss carry forwards of approximately $8,661,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

9.	LEASE COMMITMENTS

Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of April 30, 2012. Accordingly, Canal has no future minimum payments due over the next five years.

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

11.	PROPERTY USED IN STOCKYARD OPERATIONS

A schedule of the Company’s property used in stockyard operations at April 30, 2012 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/12

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$384	$0	$0	$(223)	$1,063

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

12.	PROPERTY ON OPERATING LEASES

A schedule of the Company’s property on operating leases at April 30, 2012 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	04/30/12
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	35	0	0	(20)	1,165

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	0	0	(478)	17

4 acres of land in Sioux City, IA Acquired in 1937	475	0	(475)	0	0	0
	$1,635	$528	$(475)	$0	$(506)	$1,182

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

A schedule of the Company’s property held for development or resale at April 30, 2012 is as follows (000's omitted):

Description	Land
02 acres of land Sioux City, IA	$52

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.	PENSION VALUATION RESERVE

The Pension Valuation Reserve represents the excess of additional minimum pension liability required under the provisions of ACS 715 over the unrecognized prior service costs of former stockyard employees. Such excess arose due to the decline in the market value of pension assets available for pension benefits of former employees, which benefits were frozen at the time the stockyard operations were sold in 1989. The additional minimum pension liability will be expensed as actuarial computations of annual pension cost recognize the deficiency that exists.

The components of net periodic benefit cost are as follows:

	Six Months	Ended
	4/30/12	4/30/11

Service cost	4,000	4,000
Interest cost	52,000	52,000
Expected return on plan assets	(56,000)	(56,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	60,000	60,000
Net periodic benefit cost	60,000	60,000

For the six months ended April 30, 2012, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2012 is approximately $182,000, all of which was contributed to the pension plan as of April 30, 2012.

15.	401(k) PLAN

The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $5,000 for each of the six month periods ended April 30, 2012 and 2011.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2012, the liability for remediation, if any, was not estimable and therefore no accrual has been recorded in the financial statements.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

17.	RELATED PARTY TRANSACTIONS

At April 30, 2012, all of Canal’s Long-Term Debt was held by the company’s Chief Executive Officer. The notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $45,000 and $42,000 for the six month periods ended April 30, 2012 and 2011, respectively. At various times during fiscal 2012 the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of April 30, 2012, the balance due under these notes was $564,000 all of which is classified as long-term debt related party. Accrued interest of $84,600 and $84,700 is included in salaries and interest payable-officers at April 30, 2012 and October 31, 2011, respectively.

18.	SUBSEQUENT EVENTS

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

At April 30, 2012, Canal's real estate properties were located in Sioux City, Iowa, South St Paul, Minnesota, St Joseph, Missouri, Omaha, Nebraska and Sioux Falls, South Dakota. The properties consisted, for the most part, of an Exchange Building (commercial office space), land and structures leased to third parties (rail car repair shops, lumber yards and various other commercial and retail businesses) as well as vacant land available for development or resale. Canal owned approximately 2 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

Management is unsure if its income from operations combined with its cost-cutting program, planned reduction of its antiquities art inventory and sales of properties will enable it to finance its future business activities or fund operating cash requirements. In the interim, management is undertaking efforts to identify appropriate business opportunities for the Company. If for some reason management is not able to identify an appropriate business opportunity within a reasonable period of time, it may not have sufficient resources to continue meeting its reporting obligations with the Securities and Exchange Commission or other obligations which arise from its minimal operations. This in turn would severely diminish the Company’s ability to explore alternative business opportunities in the future.

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

Results of Operations

The following tables set forth certain items in our statement of operations for the periods indicated:

	Six Months Ended April 30,
	2012	2011
	(In Thousands)
Revenues:
Real Estate Revenue	$985	$136
Stockyard Revenue	1,248	1,172
Total Revenue	2,233	1,308

Costs and Expenses:

Real Estate Expenses	534	28
Stockyard Expenses	1,018	953
General and Administrative Expenses	488	414
Total Costs and Expenses	2,040	1,395

Income (Loss) from Operations	193	(87)
Other Income	1	0
Interest Expense	(45)	(42)
Other Expenses	0	0

Net Income (Loss)	$149	$(129)

Revenues

Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the six month period ended April 30, 2012 increased by $925,000 to $2,233,000 as compared with $1,308,000 for the same period in fiscal 2011. The fiscal 2012 increase in revenues was due primarily to the $852,000 increase in sale of real estate during the second quarter of fiscal 2012.

Canal’s revenues for the three month period ended April 30, 2012 increased by $814,000 to $1,473,000 as compared with $659,000 for the same period in fiscal 2011. The fiscal 2012 increase in revenues was due primarily to the $852,000 increase in sale of real estate during the second quarter of fiscal 2012.

Real Estate Revenues: Real estate revenues for the six months ended April 30, 2012 of $985,000 accounted for 44.1% of the fiscal 2012 revenues as compared to real estate revenues of $136,000 or 10.4% for the same period in fiscal 2011. Real estate revenues were comprised of sale of real estate (86.5% and 0.0%) and rentals and other lease income from the rental of vacant land and certain structures (13.5% and 100.0%) for the six months ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in the sale of real estate experienced during the second quarter of fiscal 2012.

Real estate revenues for the three months ended April 30, 2012 of $915,000 accounted for 62.1% of the fiscal 2012 revenues as compared to real estate revenues of $66,000 or 10.1% for the same period in fiscal 2011. Real estate revenues were comprised of sale of real estate (93.1% and 0.0%) and rentals and other lease income from the rental of vacant land and certain structures (6.9% and 100.0%) for the three months ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in the sale of real estate experienced during the second quarter of fiscal 2012.

Stockyard Revenues: Stockyard revenues for the six months ended April 30, 2012 of $1,248,000 accounted for 55.9% of the fiscal 2012 revenues as compared to stockyard revenues of $1,172,000 or 89.6% for the same period in fiscal 2011. The 2012 increase in stockyard revenues was due primarily to an increase in the volume of livestock handled at the St. Joseph stockyards during the first quarter of fiscal 2012. Stockyard revenues were comprised of yard handling and auction (87.2% and 88.7%), feed and bedding income (4.4% and 5.7%) and rental and other income (8.4% and 5.6%) for the six month periods ended April 30, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard revenues for the three months ended April 30, 2012 of $559,000 accounted for 37.9% of the fiscal 2012 revenues as compared to stockyard revenues of $593,000 or 89.9% for the same period in fiscal 2011. The 2012 increase in stockyard revenues was due primarily to an increase in the volume of livestock handled at the St. Joseph stockyards during the first quarter of fiscal 2012. Stockyard revenues were comprised of yard handling and auction (86.1% and 90.0%), feed and bedding income (4.7% and 4.6%) and rental and other income (9.2% and 5.4%) for the three month periods ended April 30, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

Art Revenues: Canal had no art sales in the six month periods ended April 30, 2012 or 2011. Art revenues, if any, were comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the six month periods ended April 30, 2012 and 2011, respectively. Art expenses, if any, were comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Canal had no art sales in the three month periods ended April 30, 2012 or 2011. Art revenues, if any, were comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the three month periods ended April 30, 2012 and 2011, respectively. Art expenses, if any, were comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Expenses

Real Estate Expenses: Real estate expenses for the six months ended April 30, 2012 of $534,000 increased by $506,000 from real estate expenses of $28,000 for the same period in fiscal 2011. The increase in real estate expenses is consistent with the 2012 increase in real estate revenues. Real estate expenses were comprised of the cost of real estate sold (94.7% and 0.0%), labor, operating and maintenance (0.9% and 16.1%), depreciation and amortization (2.1% and 39.3%), taxes other than income taxes (1.4% and 26.6%) and general and administrative expenses (0.9% and 18.0%) for the six months ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were consistent with the increase in real estate revenues discussed above.

Real estate expenses for the three months ended April 30, 2012 of $520,000 increased by $506,000 from real estate expenses of $14,000 for the same period in fiscal 2011. The increase in real estate expenses is consistent with the 2012 increase in real estate revenues. Real estate expenses were comprised of the cost of real estate sold (97.3% and 0.0%), labor, operating and maintenance (0.4% and 15.7%), depreciation and amortization (1.1% and 39.5%), taxes other than income taxes (0.7% and 26.7%) and general and administrative expenses (0.5% and 18.1%) for the three months ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were consistent with the increase in real estate revenues discussed above.

Stockyard Expenses: Stockyard expenses for the six months ended April 30, 2012 of $1,018,000 increased by $65,000 (6.8%) from stockyard expenses of $953,000 for the same period in fiscal 2011. The increase in stockyard expenses is consistent with the 2012 increase in stockyard revenues. Stockyard expenses were comprised of labor and related costs (42.7% and 43.2%), other operating and maintenance (24.6% and 25.2%), feed and bedding expense (6.6% and 5.3%), depreciation and amortization (1.0% and 1.1%), taxes other than income taxes (4.1% and 4.2%) and general and administrative expense (21.0% and 21.0%) for the six month periods ended April 30, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

Stockyard expenses for the three months ended April 30, 2012 of $506,000 increased by $24,000 (5.0%) from stockyard expenses of $482,000 for the same period in fiscal 2011. The increase in stockyard expenses is consistent with the 2012 increase in stockyard revenues. Stockyard expenses were comprised of labor and related costs (40.8% and 42.6%), other operating and maintenance (29.2% and 27.5%), feed and bedding expense (5.5% and 4.4%), depreciation and amortization (0.9% and 1.1%), taxes other than income taxes (3.9% and 4.2%) and general and administrative expense (19.7% and 20.2%) for the three month periods ended April 30, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

General and administrative expenses for the six months ended April 30, 2012 of $488,000 increased by $74,000 (17.9%) as compared to $414,000 for the same period in fiscal 2011. The major components of general and administrative expenses were officers’ salaries (49.7% and 57.2%), pension expense (11.0% and 13.0%), insurance expense (12.4% and 6.7%), administrative salaries (9.8% and 11.4%), travel expense (3.0% and 2.1%) and professional fees (6.3% and 1.5%) for the six month periods ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increases in insurance expense and professional fees during the first six months of fiscal 2012.

General and administrative expenses for the three months ended April 30, 2012 of $280,000 increased by $72,000 (34.6%) as compared to $208,000 for the same period in fiscal 2011. The major components of general and administrative expenses were officers’ salaries (43.3% and 56.9%), pension expense (9.6% and 13.0%), insurance expense (16.2% and 6.6%), administrative salaries (8.7% and 11.3%), travel expense (3.9% and 2.4%) and professional fees (9.1% and 1.4%) for the three month periods ended April 30, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increases in insurance expense and professional fees during the first six months of fiscal 2012.

Interest Expense

Interest expense for the six months ended April 30, 2012 of $45,000 increased by $3,000 (5.4%) from $42,000 for the same period in fiscal 2011. The 2012 increase was due primarily to Canal’s payment of additional interest accrued on certain interest payments that had been deferred by the holder of its outstanding mortgage notes. The principal balance outstanding at April 30, 2012 of $564,000 was classified as long-term debt-related party.

Interest expense for the three months ended April 30, 2012 of $23,000 increased by $2,000 (10.8%) from $21,000 for the same period in fiscal 2011. The 2012 increase was due primarily to Canal’s payment of additional interest accrued on certain interest payments that had been deferred by the holder of its outstanding mortgage notes. The principal balance outstanding at April 30, 2012 of $564,000 was classified as long-term debt-related party.

Net (Loss) Income

Canal recognized net income of approximately $149,000 in the six month period ended April 30, 2012 as compared to a net loss of approximately $129,000 for the same period in fiscal 2011. The income in fiscal 2012 was due primarily to the $852,000 sale of real estate in the second quarter which generated a gain of $346,000.

Canal recognized net income of approximately $144,000 in the three month period ended April 30, 2012 as compared to a net loss of approximately $66,000 for the same period in fiscal 2011. The income in fiscal 2012 was due primarily to the $852,000 sale of real estate in the second quarter which generated a gain of $346,000.

Liquidity and Capital Resources

Cash and cash equivalents increased approximately $156,000, from $36,000 at October 31, 2011, to $191,000 at April 30, 2012. At April 30, 2012 the Company’s current assets exceeded current liabilities by approximately $165,000 which was an improvement of approximately $241,000, as compared to October 31, 2011 when the Company’s current liabilities exceeded current assets by approximately $76,000.

Net cash used in operating activities for the six months ended April 30, 2012 were $383,000, as compared to $327,000 for the same period in fiscal 2011, for a net increase of $56,000. This increase in cash used during the six months ended April 30, 2012 was not significant. During fiscal 2012 the Company repaid $283,000 of its outstanding mortgage notes. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

At April 30, 2012, all of the Company’s Long-Term Debt was held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2012 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $45,000 and $42,000 for the fiscal quarters ended April 30, 2012 and 2011, respectively. Accrued interest of $84,600 and $84,700 is included in salaries and interest payable-officers at April 30, 2012 and October 31, 2011, respectively. These notes, among other things, prohibit Canal from becoming an investment company, as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of April 30, 2012, the balance due under these notes was $564,000 all of which was classified as long-term debt due to related party. As of the filing of this report, the balance due under these notes was $400,000.

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

Off-Balance Sheet Arrangements

For the six months ended April 30, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. Accordingly, the nine reports outlined above were appropriately amended and filed with the SEC on October 30, 2012. The Company expects that the filing of this quarterly report on Form 10-Q for the six months ended April 30, 2012 and 2011 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the six months ended April 30, 2012 and 2011, included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six month period ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At April 30, 2012, the liability for remediation, if any, was not estimable and therefore no accrual has been recorded in the financial statements.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBIT No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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