Form 10-Q
period 2012-07-31
CANAL CAPITAL CORP
filed 2012-11-28
CIK 101821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2012

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

Common Stock, $.01 par value per share: 4,326,929 outstanding at September 15, 2012.

EXPLANATORY NOTE

As a result of financial constraints, the Company’s financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, and for the interim fiscal quarters had not been previously audited or reviewed by an independent auditor. In February 2012, the Company received notice from the SEC of its obligation to file audited and reviewed financial statements with its periodic reports and the nine reports outlined above were appropriately amended and filed with the SEC on October 30, 2012. This report is the third of the final three filings which the Company expects to file in order to become fully compliant with its reporting requirements with SEC. The Company expects to be fully compliant on or before January 31, 2013.

Where indicated, the financial data presented in the 10-Q is as of July 31, 2012, however, the other disclosures have been updated to reflect the Company’s operations as at the date of this filing.

CANAL CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets (UNAUDITED) – July 31, 2012 and October 31, 2011	5

Consolidated Statements of Operations and Comprehensive Income (Loss) (UNAUDITED) for the Nine and Three Month Periods ended July 31, 2012 and 2011	7

Consolidated Statements of Cash Flows (UNAUDITED) for the Nine Month Periods ended July 31, 2012 and 2011	11

Notes to Unaudited Consolidated Financial Statements	13

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	JULY 31,	OCT. 31,
	2012	2011
ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS	$195,193	$35,514
RESTRICTED CASH – TRANSIT INSURANCE	37,689	35,484
ACCOUNTS RECEIVABLE	131,160	120,300
STOCKYARDS INVENTORY	1,650	20,749
PREPAID EXPENSES	25,257	13,948
TOTAL CURRENT ASSETS	390,949	225,995

NON-CURRENT ASSETS:
PROPERTY ON OPERATING LEASES, NET OF ACCUMULATED DEPRECIATION OF $28,584 AND $494,599 AT JULY 31, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	1,163,891	1,668,008

PROPERTY USED IN STOCKYARD OPERATIONS, NET OF ACCUMULATED DEPRECIATION OF $226,657 AND $212,257 AT JULY 31, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	1,057,867	1,072,267

PROPERTY HELD FOR DEVELOPMENT OR RESALE	52,250	52,250

OTHER ASSETS:
RESTRICTED CASH – LETTER OF CREDIT	155,000	140,000
ART INVENTORY	10,000	10,000
	165,000	150,000
	$2,829,957	$3,168,520

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2012 (UNAUDITED) AND OCTOBER 31, 2011

	JULY 31,	OCT. 31,
	2012	2011

LIABILITIES & STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$23,459	$160,370
LINE OF CREDIT – ORDER BUYING	74,000	106,395
TRANSIT INSURANCE	37,689	35,484

TOTAL CURRENT LIABILITIES	135,148	302,249

NON-CURRENT LIABILITIES:
LONG-TERM DEBT, RELATED PARTY	564,000	847,000
LONG-TERM PENSION LIABILITY	630,761	812,820
SALARIES AND INTEREST PAYABLE – OFFICERS	41,233	458,700
REAL ESTATE TAXES PAYABLE	66,617	56,200

TOTAL NON-CURRENT LIABILITIES	1,302,611	2,174,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 9,102,655 SHARES ISSUED AND OUTSTANDING AT JULY 31, 2012 AND OCTOBER 31, 2011, RESPECTIVELY AND AGGREGATE LIQUIDATION PREFERENCE OF $10 PER SHARE FOR $ 91,026,550 AT JULY 31, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	91,027	91,027

COMMON STOCK, $0.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED; 5,313,794 SHARES ISSUED AND 4,326,929 SHARES OUT- STANDING AT JULY 31, 2012 AND OCTOBER 31, 2011, RESPECTIVELY	53,138	53,138

ADDITIONAL PAID-IN CAPITAL	25,526,721	25,526,721

ACCUMULATED DEFICIT	(11,437,017)	(12,056,664)

986,865 SHARES OF COMMON STOCK HELD IN TREASURY, AT COST	(11,003,545)	(11,003,545)

COMPREHENSIVE INCOME: PENSION VALUATION RESERVE	(1,838,126)	(1,919,126)

	1,392,198	691,551

	$2,829,957	$3,168,520

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
REAL ESTATE OPERATIONS:
REAL ESTATE REVENUES:
SALE OF REAL ESTATE	1,690,600	0
OUTSIDE REAL ESTATE RENT	178,306	202,732
	1,868,906	202,732
REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	553,250	0
LABOR, OPERATING AND MAINTENANCE	7,837	7,034
DEPRECIATION AND AMORTIZATION	14,950	16,650
TAXES OTHER THAN INCOME TAXES	11,250	11,250
GENERAL AND ADMINISTRATIVE	7,650	7,650
	594,937	42,584
INCOME FROM REAL ESTATE OPERATIONS	1,273,969	160,148

GENERAL AND ADMINISTRATIVE EXPENSE	(793,053)	(619,510)
INCOME (LOSS) FROM CONTINUING OPERATIONS	480,916	(459,362)
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	6,344	322
INTEREST EXPENSE	(64,354)	(63,525)
ART SALES AND OPERATIONS	0	0
	(58,010)	(63,203)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	422,906	(522,565)
PROVISION FOR INCOME TAXES	0	0
INCOME (LOSS) FROM CONTINUING OPERATIONS	422,906	(522,565)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
Continued

	2012	2011

DISCONTINUED STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$1,354,929	$1,255,424
FEED AND BEDDING INCOME	93,051	83,224
RENTAL & OTHER INCOME	131,179	92,629
	1,579,159	1,431,277

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	592,310	562,070
OTHER OPERATING AND MAINTENANCE	371,629	332,280
FEED AND BEDDING EXPENSE	81,885	66,311
DEPRECIATION AND AMORTIZATION	14,400	15,300
TAXES OTHER THAN INCOME TAXES	57,126	56,909
GENERAL AND ADMINISTRATIVE	265,068	246,315
	1,382,418	1,279,185

INCOME FROM DISCONTINUED STKY OPERATIONS	196,741	152,092

NET INCOME (LOSS)	619,647	(370,473)

OTHER COMPREHENSIVE INCOME (LOSS):

MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

COMPREHENSIVE INCOME (LOSS)	$700,647	$(289,473)

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.14	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
REAL ESTATE OPERATIONS:
REAL ESTATE REVENUES:
SALE OF REAL ESTATE	838,600	0
OUTSIDE REAL ESTATE RENT	45,261	66,244
	883,861	66,244
REAL ESTATE EXPENSES:
COST OF REAL ESTATE SOLD	47,429	0
LABOR, OPERATING AND MAINTENANCE	3,009	2,500
DEPRECIATION AND AMORTIZATION	3,850	5,550
TAXES OTHER THAN INCOME TAXES	3,750	3,750
GENERAL AND ADMINISTRATIVE	2,550	2,550
	60,588	14,350
INCOME FROM REAL ESTATE OPERATIONS	823,273	51,894

GENERAL AND ADMINISTRATIVE EXPENSE	(305,079)	(205,483)
INCOME (LOSS) FROM CONTINUING OPERATIONS	518,194	(153,589)
OTHER (EXPENSE) INCOME:
INTEREST & OTHER INCOME	6,072	53
INTEREST EXPENSE	(19,725)	(21,175)
ART SALES AND OPERATIONS	0	0
	(13,653)	(21,122)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	504,541	(174,711)
PROVISION FOR INCOME TAXES	0	0
INCOME (LOSS) FROM CONTINUING OPERATIONS	504,541	(174,711)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
Continued

	2012	2011

DISCONTINUED STOCKYARD OPERATIONS:

STOCKYARD REVENUES:
YARD HANDLING AND AUCTION	$259,238	$216,003
FEED AND BEDDING INCOME	23,264	16,161
RENTAL & OTHER INCOME	48,416	27,471
	330,918	259,635

STOCKYARD EXPENSES:
LABOR AND RELATED COSTS	167,109	150,917
OTHER OPERATING AND MAINTENANCE	104,793	92,598
FEED AND BEDDING EXPENSE	16,393	16,197
DEPRECIATION AND AMORTIZATION	4,800	5,100
TAXES OTHER THAN INCOME TAXES	16,173	16,513
GENERAL AND ADMINISTRATIVE	55,657	45,131
	364,925	326,456

INCOME FROM DISCONTINUED STKY OPERATIONS	(34,007)	(66,821)

NET INCOME (LOSS)	470,534	(241,532)

OTHER COMPREHENSIVE INCOME (LOSS):

MINIMUM PENSION LIABILITY ADJUSTMENT	27,000	27,000

COMPREHENSIVE INCOME (LOSS)	$497,534	$(214,532)

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.11	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	4,326,929	4,326,929

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
(UNAUDITED)

	JULY 2012	JULY 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$619,647	$(370,473)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION	29,350	31,950
GAIN ON SALES OF REAL ESTATE	(1,137,350)	0
MINIMUM PENSION LIABILITY ADJUSTMENT	81,000	81,000

DECREASE (INCREASE) IN OPERATING ASSETS
ACCOUNTS RECEIVABLE	(10,860)	67,095
STOCKYARDS INVENTORY	19,099	13,348
PREPAID EXPENSES	(11,309)	(17,181)
RESTRICTED CASH – LETTER OF CREDIT	(15,000)	0
RESTRICTED CASH – TRANSIT INSURANCE	(2,205)	(14,700)

INCREASE (DECREASE) IN OPERATING LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(136,911)	(57,736)
LINE OF CREDIT – ORDER BUYING	(32,395)	(154,000)
PENSION PLAN PAYABLE	(182,059)	(154,846)
SALARIES AND INTEREST PAYABLE - OFFICERS	(417,467)	169,025
REAL ESTATE TAXES PAYABLE	10,417	10,639
TRANSIT INSURANCE	2,205	14,700

TOTAL ADJUSTMENTS	(1,803,485)	(10,706)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,183,838)	(381,179)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
Continued

	JULY 2012	JULY 2011

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALES OF REAL ESTATE	1,690,600	0
COSTS RELATING TO SALES OF REAL ESTATE	(64,083)	0
CAPITAL EXPENDITURES	0	(50,710)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,626,517	(50,710)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:

PROCEEDS FROM LONG-TERM DEBT OBLIGATION	0	0
REPAYMENT OF LONG-TERM DEBT OBLIGATION	(283,000)	0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(283,000)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,679	(431,889)

CASH AND CASH EQUIVALENTS AT BEGN OF YEAR	35,514	510,361

CASH AND CASH EQUIVALENTS AT END OF YEAR	$195,193	$78,472

	JULY 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:

INTEREST	$64,354	$63,525
INCOME TAXES	$0	$0

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CANAL CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

     Real Estate Operations – At July 31, 2012 Canal's real estate properties are located in Sioux City, Iowa, St Joseph, Missouri and Omaha, Nebraska. The properties consist, for the most part of land and structures leased to third parties (a rail car repair shop) as well as vacant land available for development or resale. Its principal real estate operating revenues are derived from lease income from land and structures leased to various commercial and retail enterprises, and proceeds from the sale of real estate properties.

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

     Stockyard Operations – At July 31, 2012 Canal operated one central public stockyard located in St. Joseph, Missouri. In August 2012, Canal sold its St. Joseph, Missouri stockyard operation (including approximately 30 acres of land and improvements) for $500,000 generating a loss of $577,000.

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

     The interim consolidated financial statements included herein have been prepared by Management, in accordance with accounting principles generally accepted in the United States, and in the opinion of Management, contain all adjustments necessary to present fairly its financial position as of July 31, 2012 and the results of its operations and its cash flows for the nine month period ended July 31, 2012. All of the above referenced adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements for the two years ended October 31, 2011 and the notes thereto which are contained in Canal’s 2011 Annual Report on Form 10-K. The results of operations for the period presented is not necessarily indicative of the results to be expected for the remainder of fiscal 2012.

4.	RELATED PARTY DEBT

     The Company’s mortgage notes (originally issued in 1998) are due May 15, 2015 and are held entirely by the Company’s Chief Executive Officer. These notes carry interest at the rate of ten percent per annum. These notes, among other things, prohibit Canal from becoming an investment company as defined by the Investment Company Act of 1940; require Canal to maintain minimum net worth; restricts Canal’s ability to pay cash dividends or repurchase stock and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2012, the balance due under these notes was 564,000, all of which is classified as long-term debt-related party. Canal has incurred interest expense on these notes of approximately $64,000 and $64,000 for the nine month periods ended July 31, 2012 and 2011, respectively. Accrued interest of $41,200 and $84,700 is included in salaries and interest payable-officers at July 31, 2012 and October 31, 2011, respectively.

     At July 31, 2012, substantially all of Canal's real properties, the stock of certain subsidiaries, the investments and a substantial portion of its art inventories are pledged as collateral for the following obligations:

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

     The outstanding balances on this credit line were $74,000 and $106,000 at July 31, 2012 and October 31, 2011, respectively.

5.	RESTRICTED CASH

     Letter of Credit - This is a $155,000 deposit with Mercantile Bank to secure bonds required by the Packers and Stockyards Administration in relation to the St. Joseph Stockyards clearing operation. This deposit is maintained in an interest bearing account.

     Transit Insurance - Transit insurance covers livestock for the period that they are physically at the stockyards and under the care of stockyard personnel. This self insurance program is funded by a per head charge on all livestock received at the stockyard. The restricted cash -transit insurance balances of approximately $38,000 and $35,000 at July 31, 2012 and October 31, 2011, respectively, represents the excess of per head fees charged over actual payments made for livestock that was injured or died while at the stockyards.

6.	STOCK OPTION PLAN

     Under Canal's 1984 Employee and 1985 Directors Stock Option Plans, 550,000 and 264,000 shares, respectively, of Canal's common stock have been reserved for option grants. The purchase price of shares subject to each option granted, under the Employee and Directors Plans, will not be less than 85% and 100%, respectively, of their fair market value at the date of grant. Options granted under both plans are exercisable for 10 years from the date of grant, but no option will be exercisable earlier than one year from the date of grant. Under the Employee Plan, stock appreciation rights may be granted in connection with stock options, either at the time of grant of the options or at any time thereafter. No stock appreciation rights have been granted under this plan. There were no exercisable options outstanding under either of these plans at July 31, 2012.

7.	ART INVENTORY

     Antiquities art valued at $10,000 represented 100% of total art inventory at both July 31, 2012 and October 31, 2011. The Company records a valuation allowance against the current portion of its inventory to reduce it to its estimated net realizable value based on the history of losses sustained on inventory items sold in the current and previous years. As of July 31, 2012 the valuation allowance is approximately $466,000.

8.	INCOME TAXES

     At July 31, 2012, the Company has net operating loss carry forwards of approximately $8,213,000 that expire through 2029. For financial statement purposes, a valuation allowance has been provided to offset the net deferred tax assets due to the cumulative net operating losses incurred during recent years. The valuation allowance will be reduced when and if, in the opinion of management, significant positive evidence exists which indicates that it is more likely than not that the Company will be able to realize its deferred tax assets.

9.	LEASE COMMITMENTS

     Canal’s corporate headquarters are now located in the personal residence of its Chief Financial Officer.

     There are no operating leases that have initial or remaining non-cancellable terms in excess of one year as of July 31, 2012. Accordingly, Canal has no future minimum payments due over the next five years.

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

11.	PROPERTY USED IN STOCKYARD OPERATIONS

     A schedule of the Company’s property used in stockyard operations at July 31, 2012 is as follows (000's omitted):

Current Year
(Retirements)
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/12

30 acres of land in St. Joseph, MO Acquired in 1942	$902	$384	$0	$0	$(228)	$1,058

     Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

12.	PROPERTY ON OPERATING LEASES

     A schedule of the Company’s property on operating leases at July 31, 2012 is as follows (000's omitted):

			Current Year
			(Retirements
	Historical Cost		Additions			Carrying
		Bldgs. &		Bldgs. &	Accum.	Value
Description (1)	Land	Imprvmts.	Land	Imprvmts.	Depr.	07/31/12
New York office Leasehold assets	$0	$8	$0	$0	$(8)	$0

9 acres of land in Omaha, NE Acquired in 1976	1,150	35	0	0	(21)	1,164

3 acres of land in S. St. Paul, MN Acquired in 1937	10	485	(10)	(485)	0	0

4 acres of land in Sioux City, IA Acquired in 1937	475	0	(475)	0	0	0

	$1,635	$520	$(485)	$(485)	$(21)	$1,164

Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

13.	PROPERTY HELD FOR DEVELOPMENT OR RESALE

     A schedule of the Company’s property held for development or resale at July 31, 2012 is as follows (000's omitted):

Description	Land
02 acres of land Sioux City, IA	$52

     Substantially all of Canal’s real property is pledged as collateral for its related party debt obligations.

14.	PENSION VALUATION RESERVE

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended
	7/31/12	7/31/11

Service cost	6,000	6,000
Interest cost	78,000	78,000
Expected return on plan assets	(84,000)	(84,000)
Amortization of prior service cost	0	0
Recognized net actuarial loss	90,000	90,000
Net periodic benefit cost	90,000	90,000

For the nine months ended July 31, 2012, amounts have been estimated, actual amounts will be based on the discount rate and assets available at year end.

The Company’s required contribution to its pension plan for fiscal 2012 is approximately $182,000, all of which wad contributed to the pension plan as of July 31,2012.

15.	401(k) PLAN

     The Company has a defined contribution 401(k) plan covering substantially all of its full time stockyard employees. The plan provides for employee contributions and 401(k) matching contributions of up to 2 ½% of the employee’s annual salary by the Company. The Company made 401(k) matching contributions of approximately $8,000 for each of the nine month periods ended July 31, 2012 and 2011.

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

     Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2012, the liability for remediation, if any, was not estimable and therefore no accrual has been recorded in the financial statements.

     We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

17.	RELATED PARTY TRANSACTIONS

     At July 31, 2012, all of Canal’s Long-Term Debt was held by the company’s Chief Executive Officer. The notes pay interest at a rate of 10% per annum and come due May 15, 2015. Canal has incurred interest expense on these notes of approximately $64,000 and $64,000 for the nine month periods ended July 31, 2012 and 2011, respectively. At various times during period the holder of these notes agrees to defer interest payments. This deferred interest liability accrues additional interest at a rate of 10% per annum, while outstanding and is repaid as funds become available. As of July 31, 2012, the balance due under these notes was $564,000 all of which is classified as long-term debt related party. Accrued interest of $41,200 and $84,700 is included in salaries and interest payable-officers at April 30, 2012 and October 31, 2011, respectively.

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

     At July 31, 2012, Canal's real estate properties were located in Sioux City, Iowa, St Joseph, Missouri and Omaha, Nebraska. The properties consisted, for the most part, of land and structures leased to third parties (a rail car repair facility) as well as vacant land available for development or resale. Canal owned approximately 2 acres of undeveloped land in Sioux City, Iowa and it operated a central public stockyard located in St. Joseph, Missouri. Canal’s stockyard provided various services and facilities required to operate an independent market for the sale of livestock including veterinary facilities, auction arenas, auctioneers, weight masters and scales, feed and bedding facilities and security personnel. Canal also offered other services, such as pure bred and other specialty sales for producer organizations.

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

     As a result of the foregoing financial constraints, the Company’s financial statements for the fiscal years ended October 31, 2011, 2010 and 2009, and for the interim fiscal quarters had not been previously audited or reviewed by an independent auditor. In February 2012, the Company received notice from the SEC of its obligation to file audited and reviewed financial statements with its periodic reports. Accordingly, the nine reports outlined above were appropriately amended and filed with the SEC on October 30, 2012. This report is another in the series of corrective filings which the Company expects to file in order to become fully compliant with its reporting requirements with SEC. The Company expects to be fully compliant on or before January 31, 2013.

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

Results of Operations

     The following tables set forth certain items in our statement of operations for the periods indicated:

	Nine Months Ended July 31,
	2012	2011
	(In Thousands)
Revenues:
Real Estate Revenue	$1,869	$203
Stockyard Revenue	1,579	1,431
Total Revenue	3,448	1,634

Costs and Expenses:

Real Estate Expenses	595	43
Stockyard Expenses	1,382	1,279
General and Administrative Expenses	793	619
Total Costs and Expenses	2,770	1,941

(Loss) Income from Operations	678	(307)
Other Income	6	0
Interest Expense	(64)	(63)
Other Expenses	0	0

Net (Loss) Income	$620	$(370)

Revenues

     Canal's revenues from continuing operations consist of revenues from its real estate and stockyard operations. Revenues for the nine month period ended July 31, 2012 increased by $1,814,000 to $3,448,000 as compared with $1,634,000 for the same period in fiscal 2011. The fiscal 2012 increase in revenues was due primarily to the $1,691,000 increase in sale of real estate in the first nine months of fiscal 2012.

     Revenues for the three month period ended July 31, 2012 increased by $889,000 to $1,215,000 as compared with $326,000 for the same period in fiscal 2011. The fiscal 2012 increase in revenues was due primarily to the $839,000 increase in sale of real estate in the third quarter of fiscal 2012.

     Real Estate Revenues: Real estate revenues for the nine months ended July 31, 2012 of $1,869,000 accounted for 54.2% of the fiscal 2012 revenues as compared to real estate revenues of $203,000 or 12.4% for the same period in fiscal 2011. Real estate revenues were comprised of sale of real estate (90.5% and 0.0%) and rentals and other lease income from the rental of vacant land and certain structures (9.5% and 100.0%) for the nine months ended July 31, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in sale of real estate in the first nine months of fiscal 2012.

     Real estate revenues for the three months ended July 31, 2012 of $884,000 accounted for 72.8% of the fiscal 2012 revenues as compared to real estate revenues of $66,000 or 20.3% for the same period in fiscal 2011. Real estate revenues were comprised of sale of real estate (94.9% and 0.0%) and rentals and other lease income from the rental of vacant land and certain structures (5.1% and 100.0%) for the three months ended July 31, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in sale of real estate in the third quarter of fiscal 2012.

     Stockyard Revenues: Stockyard revenues for the nine months ended July 31, 2012 of $1,579,000 accounted for 45.8% of the fiscal 2012 revenues as compared to stockyard revenues of $1,431,000 or 87.6% for the same period in fiscal 2011. The 2012 increase in stockyard revenues was due primarily to an increase in the volume of livestock handled at the St Joseph stockyards during the first nine months of fiscal 2012. Stockyard revenues were comprised of yard handling and auction (85.8% and 87.7%), feed and bedding income (5.9% and 5.8%) and rental and other income (8.3% and 6.5%) for the nine month periods ended July 31, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard revenues for the three months ended July 31, 2012 of $331,000 accounted for 27.2% of the fiscal 2012 revenues as compared to stockyard revenues of $260,000 or 79.7% for the same period in fiscal 2011. The 2012 increase in stockyard revenues was due primarily to an increase in the volume of livestock handled at the St Joseph stockyards during the third quarter of fiscal 2012. Stockyard revenues were comprised of yard handling and auction (78.3% and 83.2%), feed and bedding income (7.0% and 6.2%) and rental and other income (14.7% and 10.6%) for the three month periods ended July 31, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

     Art Revenues: Canal had no art sales in the nine month periods ended July 31, 2012 or 2011. Art revenues, if any, were comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the nine month periods ended July 31, 2012 and 2011, respectively. Art expenses, if any, were comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

     Canal had no art sales in the three month periods ended July 31, 2012 or 2011. Art revenues, if any, were comprised of the proceeds from the sale of antiquities art. Canal had no art expenses for the three month periods ended July 31, 2012 and 2011, respectively. Art expenses, if any, were comprised of the cost of inventory sold and selling, general and administrative expenses. It is the Company’s policy to use the adjusted carrying value for sales, thereby reducing the valuation reserve proportionately as the inventory is sold.

Expenses

     Real Estate Expenses: Real estate expenses for the nine months ended July 31, 2012 of $595,000 increased by $552,000 from real estate expenses of $43,000 for the same period in fiscal 2011. The increase in real estate expenses was consistent with the 2012 increase in real estate revenues. Real estate expenses were comprised of the cost of real estate sold (93.0% and 0.0%), labor, operating and maintenance (1.3% and 16.5%), depreciation and amortization (2.5% and 39.1%), taxes other than income taxes (1.9% and 26.4%) and general and administrative expenses (1.3% and 18.0%) for the nine months ended July 31, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in cost of real estate sold in the first nine months of fiscal 2012.

     Real estate expenses for the three months ended July 31, 2012 of $61,000 increased by $47,000 from real estate expenses of $14,000 for the same period in fiscal 2011. The increase in real estate expenses was consistent with the 2012 increase in real estate revenues. Real estate expenses were comprised of the cost of real estate sold (78.3% and 0.0%), labor, operating and maintenance (5.0% and 17.4%), depreciation and amortization (6.4% and 38.7%), taxes other than income taxes (6.2% and 26.1%) and general and administrative expenses (4.1% and 17.8%) for the three months ended July 31, 2012 and 2011, respectively. The percentage variations in the year to year comparisons were due primarily to the sharp increase in cost of real estate sold in the third quarter of fiscal 2012.

     Stockyard Expenses: Stockyard expenses for the nine months ended July 31, 2012 of $1,382,000 increased by $103,000 (8.1%) from stockyard expenses of $1,279,000 for the same period in fiscal 2011. The increase in stockyard expenses was consistent with the 2012 increase in stockyard revenues. Stockyard expenses were comprised of labor and related costs (42.9% and 43.9%), other operating and maintenance (26.9% and 26.0%), feed and bedding expense (5.9% and 5.2%), depreciation and amortization (1.0% and 1.2%), taxes other than income taxes (4.1% and 4.4%) and general and administrative expense (19.2% and 19.3%) for the nine month periods ended July 31, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

     Stockyard expenses for the three months ended July 31, 2012 of $365,000 increased by $38,000 (11.8%) from stockyard expenses of $326,000 for the same period in fiscal 2011. The increase in stockyard expenses was consistent with the 2012 increase in stockyard revenues. Stockyard expenses were comprised of labor and related costs (45.8% and 46.2%), other operating and maintenance (28.7% and 28.4%), feed and bedding expense (4.5% and 5.0%), depreciation and amortization (1.3% and 1.6%), taxes other than income taxes (4.4% and 5.1%) and general and administrative expense (15.3% and 13.7%) for the three month periods ended July 31, 2012 and 2011, respectively. There were no significant percentage variations in the year to year comparisons.

General and Administrative

     General and administrative expenses for the nine months ended July 31, 2012 of $793,000 increased by $174,000 (28.0%) as compared to $619,000 for the same period in fiscal 2011. The major components of general and administrative expenses were officer’s salaries (46.0% and 57.4%), pension expense (10.2% and 13.1%), insurance expense (14.9% and 6.7%), administrative salaries (9.0% and 11.4%), travel expense (3.0% and 2.2%) and professional fees (8.3% and 1.7%) for the nine month periods ended July 31, 2012 and 2011, respectively. The significant percentage variations in the year to year comparisons were due primarily to the sharp increases in both insurance expense and professional fees in the first nine months of fiscal 2012.

     General and administrative expenses for the three months ended July 31, 2012 of $305,000 increased by $100,000 (48.5%) as compared to $205,000 for the same period in fiscal 2011. The major components of general and administrative expenses were officer’s salaries (39.8% and 58.4%), pension expense (8.6% and 13.3%), insurance expense (18.3% and 6.8%), administrative salaries (7.7% and 11.6%), travel expense (3.0% and 2.2%) and professional fees (14.0% and 1.5%) for the three month periods ended July 31, 2012 and 2011, respectively. The significant percentage variations in the year to year comparisons were due primarily to the sharp increases in both insurance expense and professional fees in the third quarter of fiscal 2012.

Interest Expense

     Interest expense for the nine months ended July 31, 2012 of $64,000 was unchanged from the same period in fiscal 2011. The principal balance outstanding at July 31, 2012 of $564,000 was classified as long-term debt-related party.

     Interest expense for the three months ended July 31, 2012 of $20,000 decreased by $1,000 (6.8%) from $21,000 for the same period in fiscal 2011. The principal balance outstanding at July 31, 2012 of $564,000 was classified as long-term debt-related party.

Net (Loss) Income

     Canal recognized net income of approximately $620,000 in the nine month period ended July 31, 2012 as compared to a net loss of approximately $370,000 for the same period in fiscal 2011. Included in the 2012 results were sales of real estate of approximately $1,169,000 which generated gains of approximately $1,137,000.

     Canal recognized net income of approximately $471,000 in the three month period ended July 31, 2012 as compared to a net loss of approximately $242,000 for the same period in fiscal 2011. Included in the 2012 results were sales of real estate of approximately $839,000 which generated gains of approximately $791,000.

Liquidity and Capital Resources

     Cash and cash equivalents increased approximately $159,000, from $36,000 at October 31, 2011, to $195,000 at July 31, 2012. At July 31, 2012 the Company’s current assets exceeded current liabilities by approximately $256,000, as compared to October 31, 2011 when the Company’s current liabilities exceeded current assets by approximately $76,000.

     Net cash used in operating activities for the nine months ended July 31, 2012 were $1,184,000, as compared to $381,000 for the same period in fiscal 2011, for a net increase of $803,000. During fiscal 2012 the Company repaid $283,000 of its outstanding mortgage notes and reduced other liabilities by $756,000. Additionally, the Company made payments of interest on the long-term debt discussed at “Obligations under Material Contracts” below.

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

Obligations under Material Contracts

     At July 31, 2012, all of the Company’s Long-Term Debt was held by the company’s Chief Executive Officer. These notes pay interest at a rate of 10% per annum and come due May 15, 2015. At various times during fiscal 2012 the holder of these notes agreed to defer interest payments. This deferred interest liability accrued additional interest at a rate of 10% per annum, while outstanding, and is repaid as funds became available. Canal has incurred interest expense on these notes of $64,000 in both the nine month periods ended July 31, 2012 and 2011, respectively. These notes, among other things, prohibit Canal from becoming an investment company, as defined by the Investment Company Act of 1940, restrict Canal’s ability to pay cash dividends or repurchase stock, and require principal prepayments to be made only out of the proceeds from the sale of certain assets. As of July 31, 2012, the balance due under these notes was $564,000 all of which was classified as long-term debt due to related party. Accrued interest of $41,200 and $84,700 is included in salaries and interest payable-officers at April 30, 2012 and October 31, 2011, respectively. As of the filing of this report, the balance due under these notes was $400,000.

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

     For the nine months ended July 31, 2012, we did not have any off-balance sheet arrangements.

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

     As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Michael E. Schultz, and Chief Financial Officer, Mr. Reginald Schauder, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Schultz and Schauder determined that because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

     In an effort to remediate this material weakness, our management has appointed qualified personnel and has engaged the Company’s auditors to conduct reviews and audits, as applicable, of its financial statements for the non-compliant periods. Accordingly, the nine reports outlined above were appropriately amended and filed with the SEC on October 30, 2012. The Company expects that the filing of this quarterly report on Form 10-Q for the nine months ended July 31, 2012 and 2011 will be a further step in curing this deficiency with the SEC. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the nine months ended July 31, 2012 and 2011, included in this report to contain a material misstatement.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting during the nine month period ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Since the receipt of the letter, the Company has been in periodic communications with the other parties who received a similar letter with respect to what action, collectively or individually, should be taken in response to the EPA assertion of liability. The Company believes that the remediation of contamination of the site is properly the responsibility of other parties that have occupied and used it for waste recycling purposes since 1961, although under CERCLA the EPA is able to assert joint and several liability against all parties who ever owned or operated the site or generated or transported wastes to it. The EPA investigation is in its preliminary stages and the Company intends to vigorously defend any liability for remediation. At July 31, 2012, the liability for remediation, if any, was not estimable and therefore no accrual has been recorded in the financial statements.

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

EXHIBIT No.101* - Interactive data files pursuant to Rule 405 of Regulation S-T.

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